Form 10-Q
period 2015-09-30
LivaNova PLC
filed 2015-11-06
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
Commission File Number 001-375999

LIVANOVA PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-1268150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Merchant Square
North Wharf Road
London, W2 1AY, United Kingdom
(Address of principal executive offices) (Zip Code)
+44 800 975 8080
(Registrant’s telephone number, including area code)
_________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒* No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

* LivaNova PLC operated as a shell company during the period covered by this report. However, as discussed in the explanatory note hereto, LivaNova PLC’s future periodic reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 will reflect the operations of the combination referred to in the explanatory note.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2015.
Ordinary shares, par value £1.00: 48,838,354
Explanatory Note

LivaNova PLC (formerly known as Sand Holdco PLC and Sand Holdco Limited), is a public limited company incorporated under the laws of England and Wales (“LivaNova”). LivaNova was formed, along with its wholly owned subsidiary, Cypher Merger Sub, Inc., a Delaware corporation (“Merger Sub”), on February 20, 2015, for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation (“Cyberonics”), and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”).
In this Form 10-Q we are reporting the shell company results for LivaNova and Merger Sub for the quarter ended September 30, 2015 and for the period from February 20, 2015, LivaNova’s date of incorporation, to September 30, 2015. As of September 30, 2015, LivaNova was a wholly owned subsidiary of Sorin, and Merger Sub, also a shell company, was wholly owned by LivaNova and was the sole subsidiary of LivaNova. Prior to September 30, 2015, and during the period reported herein, LivaNova did not conduct any activities other than those incidental to the formation of it and Merger Sub and matters contemplated by the Merger Agreement (as defined below).
On October 19, 2015, subsequent to the period ended September 30, 2015 as reported herein, and pursuant to the terms of a definitive Transaction Agreement entered into by LivaNova, Cyberonics, Sorin and Merger Sub, dated March 23, 2015 (the “Merger Agreement”), Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company (the “Sorin Merger”), immediately followed by the merger of Merger Sub with and into Cyberonics, with Cyberonics continuing as the surviving company and as a wholly-owned subsidiary of LivaNova (the “Cyberonics Merger”, and together with the Sorin Merger, the “Mergers”). As a result of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin. On October 19, 2015, LivaNova’s ordinary shares were listed for trading on NASDAQ Global Market and on the London Stock Exchange as a standard listing under the trading symbol “LIVN”. Events subsequent to September 30, 2015, including the completion of the Mergers, are not reflected in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

LIVANOVA PLC
TABLE OF CONTENTS

Item	Description	Page

	PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements
	Condensed Consolidated Statement of Income for the three months ended September 30, 2015, and for the period from February 20, 2015 (date of incorporation) to September 30, 2015	1
	Condensed Consolidated Statement of Comprehensive Income for the three months ended September 30, 2015, and for the period from February 20, 2015 (date of incorporation) to September 30, 2015	1
	Condensed Consolidated Balance Sheet as of September 30, 2015	2
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015, and for the period from February 20, 2015 (date of incorporation) to September 30, 2015	3
	Notes to the Condensed Consolidated Financial Statements	4
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations as a Shell Company	7
3	Quantitative and Qualitative Disclosures About Market Risk	8
4	Controls and Procedures	8
	PART II. OTHER INFORMATION
1	Legal Proceedings	8
1A	Risk Factors	8
6	Exhibits	9
	Signatures	11

In this Quarterly Report on Form 10-Q, “LivaNova,” “the Company,” “we,” “us,” and “our” refer to LivaNova PLC and its sole subsidiary, Cypher Merger Sub, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LIVANOVA PLC
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands of U.S. dollars, except per share amounts)

	Three Months Ended	February 20, 2015 (date of incorporation) to
	September 30, 2015	September 30, 2015
Net sales	$—	$—
Operating expenses
Selling, general and administrative	—	—
Research and development	—	—
Merger related expenses	—	—
Litigation settlement	—	—
Total operating expenses	—	—
Income from operations	—	—
Other income (expense), net	1	1
Income before income taxes	1	1
Income tax expense	—	—
Net Income	$1	$1

Basic income per share	$0.02	$0.02
Diluted income per share	$0.02	$0.02

Shares used in computing basic income per share	50,001	37,388
Shares used in computing diluted income per share	50,001	37,388

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands of U.S. dollars)

	Three Months Ended	February 20, 2015 (date of incorporation) to
	September 30, 2015	September 30, 2015
Net income	$1	$1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	—	—
Total other comprehensive income (loss)	—	—
Total comprehensive income	$1	$1

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands of U.S. dollars)

September 30, 2015
ASSETS
Current assets
Receivable from Sorin S.p.A.	$76
Total current assets	76
Total assets	$76

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—
Total current liabilities	—
Total liabilities	—
Commitments and contingencies (Note 5)
Stockholders’ equity
Ordinary shares	—
Redeemable stock	75
Retained earnings	1
Total stockholders’ equity	76
Total liabilities and stockholders’ equity	$76

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of U.S. dollars)

	Three Months Ended	February 20, 2015 (date of incorporation) to
	September 30, 2015	September 30, 2015
Cash Flows From Operating Activities
Net Income	$1	$1
Non-cash items included in net income:
Unrealized gain in foreign currency transactions	1	1
Net cash provided by operating activities	—	—
Cash Flow From Investing Activities
Net cash provided by (used in) investing activities	—	—
Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplementary Disclosures of non-cash activity in financing:
Issuance of shares resulting in stock subscription receivable	$75	$75

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

Note 1 – Organization, Consolidation, Basis of Presentation, Business Description and Accounting Policies

LivaNova PLC (formerly known as Sand Holdco PLC and Sand Holdco Limited), is a public limited company incorporated under the laws of England and Wales, (“LivaNova”). LivaNova was formed, along with its wholly owned subsidiary, Cypher Merger Sub, Inc., a Delaware corporation, (“Merger Sub”) on February 20, 2015, for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation, (“Cyberonics”), and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”).
In this Form 10-Q we are reporting the shell company results for LivaNova and Merger Sub for the three months ended September 30, 2015 and for the period from February 20, 2015, LivaNova’s date of incorporation, to September 30, 2015. As of September 30, 2015, LivaNova was a wholly owned subsidiary of Sorin, and Merger Sub, also a shell company, was wholly owned by LivaNova and was the sole subsidiary of LivaNova. Prior to September 30, 2015, and during the period reported herein, LivaNova did not conduct any activities other than those incidental to the formation of it and Merger Sub and matters contemplated by the Merger Agreement (as defined below).
On October 19, 2015, subsequent to the period ended September 30, 2015 as reported herein, and pursuant to the terms of a definitive Transaction Agreement entered into by LivaNova, Cyberonics, Sorin and Merger Sub, dated March 23, 2015 (the “Merger Agreement”), Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company (the “Sorin Merger”), immediately followed by the merger of Merger Sub with and into Cyberonics, with Cyberonics continuing as the surviving company and as a wholly-owned subsidiary of LivaNova (the “Cyberonics Merger”, and together with the Sorin Merger, the “Mergers”). As a result of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin. On October 19, 2015, LivaNova’s ordinary shares were listed for trading on NASDAQ Global Market (“NASDAQ”) and the London Stock Exchange (“LSE”) under the trading symbol “LIVN”. Events subsequent to September 30, 2015, including the completion of the Mergers, are not reflected in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q other than through disclosure.
For further information regarding the parties to the Merger, refer to the section entitled “Note 2 - The Merger Parties”. For further information regarding the Mergers, refer to the section entitled “Note 6 - Subsequent Events”.
Basis of presentation. The accompanying unaudited condensed consolidated financial statements of LivaNova have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.” and such principles, “U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated. Accordingly, they may not include all of the information necessary for complete financial statements in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of LivaNova and its subsidiary, operating as a shell company, for the periods presented and are not indicative of the results that may be expected for any other interim period or the transitional year from April 25, 2015 to December 31, 2015.
Foreign Currency Transactions. The currency of the primary economic environment in which LivaNova will operate, LivaNova’s “functional currency,” is the U.S. dollar. The transactional gains and losses arising during the periods covered by this report arise from a certain stock subscription receivable (see “Note 4 - Related Party Transactions”) which is denominated in pound sterling and reflect changes in value of the receivable, as measured in U.S. dollars, as a result of foreign currency exchange rate variances.

Note 2 – The Merger Parties

LivaNova
LivaNova was incorporated on February 20, 2015 for the purpose of merging Cyberonics and Sorin, which Mergers were completed on October 19, 2015 (subsequent to the periods reported herein). Prior to the completion of the Mergers, the principal executive offices of Cyberonics and Sorin were located in Houston, Texas, and Milan, Italy, respectively. However beginning October 19, 2015, the principal executive offices of both companies, under the LivaNova masthead, were relocated to London, United Kingdom.
Cyberonics
Cyberonics is a medical device company, incorporated in 1987, with core expertise in neuromodulation. Cyberonics developed and markets its VNS Therapy® System, an implantable medical device that delivers a unique form of therapy, using pulsed electrical signals applied to the vagus nerve for the treatment of refractory epilepsy and treatment-resistant depression. Cyberonics has also obtained CE mark approval to sell its VITARIATM System, a treatment for chronic heart failure, in the European Economic Area. The device remains investigational for chronic heart failure elsewhere in the world, including the U.S.

Sorin
Sorin is a multinational corporation and global leader in the field of medical devices for the treatment of cardiovascular diseases. Sorin develops, produces and distributes medical devices for cardiac surgery and the treatment of cardiac rhythm dysfunctions. Through steady growth and expansion, Sorin has become a market leader in medical technologies for treating cardiovascular disease, and has become the global leader in the cardiopulmonary market. Sorin is focused on two main therapeutic areas: cardiac surgery, consisting of systems and disposable biomedical devices for extracorporeal circulation during heart surgery and implantable prostheses to replace or repair native heart valves; and cardiac rhythm management, consisting of implantable devices, monitoring systems and accessories for cardiac rhythm dysfunctions.

Note 3 – Shareholder Equity

LivaNova’s authorized ordinary share capital consists of voting shares, par value of £1.00. As of September 30, 2015 outstanding ordinary voting shares consisted of one share issued to Sorin. LivaNova’s authorized redeemable share capital consists of non-voting shares, par value £1.00. As of September 30, 2015 outstanding redeemable non-voting shares consisted of 50,000 shares issued to Sorin in return for a certain stock subscription receivable, see “Note 4 - Related Party Transactions”.

Note 4 – Related Party Transactions

As of September 30, 2015, a stock subscription receivable of $76 thousand was due from Sorin.

Note 5 – Contingencies

LivaNova had no contingencies as of September 30, 2015.

Note 6 – Subsequent Events

Effective October 19, 2015, following the completion of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed, under the ticker symbol “LIVN”, on NASDAQ and the LSE.
Prior to the Mergers, shares of Cyberonics common stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and listed on NASDAQ, and Sorin Ordinary Shares were listed on the Mercato Telematico Azionario organized and managed by Borsa Italiana S.p.A. (the “Italian Stock Exchange”). Shares of Cyberonics common stock and the Sorin ordinary shares were suspended from trading on NASDAQ and the Italian Stock Exchange, respectively, prior to the open of trading on October 19, 2015. NASDAQ filed a Form 25 on Cyberonics’ behalf to provide notice to the SEC regarding the withdrawal of shares of Cyberonics common stock from listing and to terminate the registration of such shares under Section 12(b) of the Exchange Act.

The issuance of LivaNova ordinary shares in connection with the Mergers was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Registration Statement on Form S-4 (File No. 333-203510), as amended, filed with the SEC by LivaNova and declared effective on August 19, 2015. Further, pursuant to Rule 12g-3(a) under the Exchange Act, LivaNova is deemed to be a “successor” issuer to Cyberonics under the Exchange Act. As such the ordinary shares of LivaNova are deemed to be registered under Section 12(b) of the Exchange Act, and LivaNova is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder.
Based on the relative voting rights of Cyberonics and Sorin shareholders immediately following completion of the Mergers and the premium paid by Cyberonics for Sorin ordinary shares, and after taking into consideration all relevant facts, Cyberonics is considered to be the acquirer for accounting purposes. As a result, future quarterly filings on Form 10-Q and annual reports on Form 10-K will account for the Mergers as a reverse acquisition and the Mergers will be reported as a business combination using the acquisition method of accounting. As a result of the Mergers, on October 19, 2015, LivaNova issued 48.8 million ordinary shares.
KPMG LLP (“KPMG”) was the independent auditor that audited Cyberonics’ financial statements for the fiscal years ended April 25, 2014 and April 24, 2015. In connection with the consummation of the Mergers, on October 19, 2015, the Audit & Compliance Committee (the “Audit Committee”) of LivaNova’s board of directors approved the engagement of PricewaterhouseCoopers S.p.A. (“PricewaterhouseCoopers”) as LivaNova’s independent registered public accountants to audit the financial statements of LivaNova and its consolidated subsidiaries for the transitional fiscal period beginning April 25, 2015 and ending on December 31, 2015, such engagement to be effective immediately. Accordingly, the Audit Committee of LivaNova’s board of directors will dismiss KPMG as the independent registered public accountants of Cyberonics upon completion by KPMG of its review, in accordance with auditing standards generally accepted in the United States of America, applicable to the interim financial information of Cyberonics to be included in the Transition Report on Form 10-Q to be filed by LivaNova with the Securities and Exchange Commission (the “SEC”) for the period beginning on April 25, 2015 and ending on October 18, 2015.
On September 8, 2015, the LivaNova Board of Directors also entered into a service agreement with Vivid Sehgal, effective October 19, 2015, pursuant to which Mr. Sehgal became the Chief Financial Officer of LivaNova. On October 19, 2015, the LivaNova Board of Directors entered into a service agreement with André-Michel Ballester pursuant to which Mr. Ballester became LivaNova’s Chief Executive Officer, effective October 19, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, but are not limited to, statements about the benefits of the business combination of Sorin and Cyberonics, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in the “Risk Factors” section of the Registration Statement on Form S-4, previous or future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and other documents that have been or will be filed with the SEC by LivaNova; business and financial risks inherent to the industries in which LivaNova operates; our ability to hire and retain key personnel; our ability to attract new customers and retain existing customers in the manner anticipated; the reliance on and integration of information technology systems; changes in legislation or governmental regulations affecting LivaNova; changes relating to competitive factors in the industries in which LivaNova operates; international, national or local economic, social or political conditions that could adversely affect LivaNova, its partners or its customers; conditions in the credit markets; risks associated with assumptions made in connection with critical accounting estimates and legal proceedings; our organizational and governance structure; risks that the businesses of Cyberonics and Sorin (together, the “combined companies”) will not be integrated successfully or that the combined companies will not realize estimated cost savings, value of certain tax assets, synergies and growth, or that such benefits may take longer to realize than expected; the inability of LivaNova to meet expectations regarding the timing, completion and accounting of tax treatments; risks relating to unanticipated costs of integration, including operating costs, customer loss or business disruption being greater than expected; reductions in customer spending, a slowdown in customer payments and changes in customer demand for products and services; LivaNova’s international operations, which are subject to the risks of currency fluctuations and foreign exchange controls; and the potential of international unrest, economic downturn or effects of currencies, tax assessments, tax adjustments, anticipated tax rates, raw material costs or availability, benefit or retirement plan costs or other regulatory compliance costs.
These factors are not necessarily all of the important factors that could cause our actual financial results, performance, achievements or prospects to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion and analysis should be read in conjunction with the Company’s Combined Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
* * * * * * * *
LivaNova was formed February 20, 2015, for the purpose of facilitating the business combination between Cyberonics and Sorin. LivaNova and its sole subsidiary, Merger Sub, did not commence operations, had no significant assets or liabilities and did not conduct any activities other than those incidental to its formation and matters contemplated by the Merger Agreement during the period from February 20, 2015, LivaNova’s date of incorporation, to September 30, 2015. Refer to Form 8-K12B (File No. 001-37599) filed by LivaNova on October 19, 2015 for further information with regard to the results of the Mergers.
The combined post-Mergers operations of LivaNova will be reported on a transitional Form 10-K within 60 days of the LivaNova fiscal period ending December 31, 2015. This transitional Form 10-K will include Cyberonics’ operating activities for the period from April 25, 2015 to December 31, 2015 and Sorin’s operational activities for the period from October 19, 2015 to December 31, 2015.

For more information about LivaNova, please visit LivaNova’s website at www.livanova.com. LivaNova’s website address is provided as an inactive textual reference only. The information contained on LivaNova’s website is not incorporated into, and does not form a part of, this report or any other report or document on file with or furnished to the United States Securities and Exchange Commission (the “SEC”). Additional information about LivaNova is included in the documents incorporated by reference into this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the period covered by this report, LivaNova did not conduct any activities other than those incidental to its formation and matters contemplated by the Merger Agreement, and therefore did not incur any significant interest rate risk, liquidity risk, credit risk, foreign currency exchange rate risk or other relevant market risks.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
LivaNova has been involved in certain legal proceedings as set forth under the caption “Litigation Related to the Sorin Merger” and “Business of Sorin and Certain Information about Sorin-Government Regulation and Other Considerations-Legal Proceedings” in the Prospectus pursuant to Rule 424(b)(3) (File No. 333-203510) filed by LivaNova with the SEC on August 21, 2015 (the “Prospectus”).
In addition, as of September 30, 2015, the following subsequent developments have arisen in regards to the disclosed litigation:
SNIA Litigation. At a hearing in the Civil Court of Milan on September 8, 2015, each party to the SNIA litigation (as defined in the Prospectus) submitted its final claims (precisazione delle conclusioni) in connection with SNIA S.p.A.’s civil action, and the parties were subsequently granted the terms for filing final their defensive briefs in the matter. For further information in regards to the SNIA litigation, please see the section entitled “Business of Sorin and Certain Information about Sorin-Government Regulation and Other Considerations-Legal Proceedings-SNIA Litigation” of the Prospectus.
Litigation Related to the Sorin Merger.  As disclosed in the Prospectus, on August 20, 2015, the Civil Court of Milan issued a ruling rejecting a claim from the Italian State’s Attorney of Milan, in the form of a creditor’s rights objection, seeking to enjoin the Sorin Merger. On September 8, it was confirmed that no appeal to this decision was filed within the prescribed deadline, and thus the determination of the Civil Court of Milan at first instance was made final, permitting the Sorin Merger to proceed. For further information in regards to the SNIA litigation, please see the section entitled “Business of Sorin and Certain Information about Sorin-Government Regulation and Other Considerations-Legal Proceedings-Litigation Related to the Sorin Merger” of the Prospectus.
Item 1A. Risk Factors
LivaNova is subject to those risk factors set forth under the caption “Risk Factors” in the Prospectus.

Item 6. Exhibits
The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Transaction Agreement, dated as of March 23, 2015, by and among LivaNova PLC (f/k/a Sand Holdco Limited), Cyberonics, Inc., Sorin S.p.A. and Cypher Merger Sub, Inc.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	2.1
3.1	Articles of Association of LivaNova PLC	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	3.1
10.1	Service Agreement dated as of September 8, 2015, by and between LivaNova PLC and Vivid Sehgal	LivaNova PLC Current Report on Form 8-K, filed on September 14, 2015	333-203510	10.1
10.2	Support Agreement, dated as of February 26, 2015, by and among Cyberonics, Inc., Mittel S.p.A., Equinox Two S.c.a., Tower 6 S.à.r.l., Ghea S.r.l., Bios S.p.A. and Tower 6Bis S.à.r.l.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-2
10.3	Support Agreement, dated as of February 26, 2015, by and among Cyberonics, Inc. and André-Michel Ballester	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-3
10.4	Support Agreement, dated as of February 26, 2015, by and among Cyberonics, Inc. and Rosario Bifulco	LivaNova PLC Registration Statement on Form S-4, , filed on April 20, 2015, as amended	333-203510	Annex A-4
10.5	Support Agreement, dated as of February 26, 2015, by and among Sorin S.p.A. and Daniel J. Moore	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-5
10.6	Support Agreement, dated as of February 26, 2015, by and among Sorin S.p.A. and Hugh M. Morrison	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-6
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files for LivaNova PLC, pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the periods presented, (ii) the Condensed Consolidated Statement of Comprehensive Income for the periods presented, (iii) the Condensed Consolidated Balance Sheet for the period ended September 30, 2015, (iv) the Condensed Consolidated Statement of Cash Flows for the periods presented and (v) the Notes to the Condensed Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2015

LIVANOVA PLC
/s/ VIVID SEHGAL
Vivid Sehgal
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Transaction Agreement, dated as of March 23, 2015, by and among LivaNova PLC (f/k/a Sand Holdco Limited), Cyberonics, Inc., Sorin S.p.A. and Cypher Merger Sub, Inc.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	2.1
3.1	Articles of Association of LivaNova PLC	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	3.1
10.1	Service Agreement dated as of September 8, 2015, by and between LivaNova PLC and Vivid Sehgal	LivaNova PLC Current Report on Form 8-K, filed on September 14, 2015	333-203510	10.1
10.2	Support Agreement, dated as of February 26, 2015, by and among Cyberonics, Inc., Mittel S.p.A., Equinox Two S.c.a., Tower 6 S.à.r.l., Ghea S.r.l., Bios S.p.A. and Tower 6Bis S.à.r.l.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-2
10.3	Support Agreement, dated as of February 26, 2015, by and among Cyberonics, Inc. and André-Michel Ballester	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-3
10.4	Support Agreement, dated as of February 26, 2015, by and among Cyberonics, Inc. and Rosario Bifulco	LivaNova PLC Registration Statement on Form S-4, , filed on April 20, 2015, as amended	333-203510	Annex A-4
10.5	Support Agreement, dated as of February 26, 2015, by and among Sorin S.p.A. and Daniel J. Moore	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-5
10.6	Support Agreement, dated as of February 26, 2015, by and among Sorin S.p.A. and Hugh M. Morrison	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-6
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files for LivaNova PLC, pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the periods presented, (ii) the Condensed Consolidated Statement of Comprehensive Income for the periods presented, (iii) the Condensed Consolidated Balance Sheet for the period ended September 30, 2015, (iv) the Condensed Consolidated Statement of Cash Flows for the periods presented and (v) the Notes to the Condensed Consolidated Financial Statements.