Form 10-Q
period 2015-10-18
LivaNova PLC
filed 2015-12-02
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ------------------------
FORM 10-Q
(Mark One)

[ ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended ____________, or

[X]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from July 25, 2015 to October 18, 2015

Commission File Number: 001-375999

LivaNova PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-1268150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5 Merchant Square, North Warf Road
London, United Kingdom	W2 1AY
(Address of principal executive offices)	(Zip Code)
(44) 800 975 8080
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   ☑ No  ◻

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    ☑ No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	◻
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2015
Common Stock $0.01 par value	—

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
On October 19, 2015, as further described herein, and pursuant to the terms of a definitive Transaction Agreement entered into by LivaNova, Cyberonics, Sorin and Merger Sub, dated March 23, 2015 (the “Merger Agreement”), Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company (the “Sorin Merger”), immediately followed by the merger of Merger Sub with and into Cyberonics, with Cyberonics continuing as the surviving company and as a wholly-owned subsidiary of LivaNova (the “Cyberonics Merger”, and together with the Sorin Merger, the “Mergers”). As a result of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin. On October 19, 2015, LivaNova’s ordinary shares were listed for trading on the NASDAQ Global Market (“NASDAQ”) and on the London Stock Exchange (the “LSE”) as a standard listing under the trading symbol “LIVN”. Events subsequent to October 18, 2015, including the completion of the Mergers, are not reflected in the condensed consolidated financial statements included in this transitional Quarterly Report on Form 10-Q (this”Form 10-Q”).
As a result of the Mergers, we show no shares outstanding for Cyberonics as of November 30, 2015.
LivaNova, as the successor company to Cyberonics, is reporting the results for Cyberonics and its consolidated subsidiaries in this Form 10-Q, for the transitional and final period, July 25, 2015 to October 18, 2015. This period is equivalent to twelve weeks as compared to our normal thirteen week period and is considered transitional because on October 19, 2015 LivaNova became the successor organization to Cyberonics and has a fiscal year ending December 31. The Cyberonics financial statements for the period April 25, 2015 to July 24, 2015, the first quarter of its fiscal year 2016, were previously filed on Form 10-Q.

LIVANOVA PLC
TABLE OF CONTENTS

Item	Description	Page
	PART I. FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements
	Condensed Consolidated Statement of Income for the twelve and twenty-five weeks ended October 18, 2015 and the thirteen and twenty-six weeks ended October 24, 2014	4
	Condensed Consolidated Statement of Comprehensive Income for the twelve and twenty-five weeks ended October 18, 2015 and the thirteen and twenty-six weeks ended October 24, 2014	5
	Condensed Consolidated Balance Sheet as of October 18, 2015 and April 24, 2015	6
	Condensed Consolidated Statement of Stockholders’ Equity for the twenty-five weeks ended October 18, 2015 and the twenty-six weeks ended October 24, 2014	7
	Condensed Consolidated Statements of Cash Flows for the twenty-five weeks ended October 18, 2015 and the twenty-six weeks ended October 24, 2014	8
	Notes to the Condensed Consolidated Financial Statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	33

	PART II. OTHER INFORMATION

Item 1	Legal Proceedings	34
Item 1A	Risk Factors	34
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6	Exhibits	36

In this Form 10-Q, LivaNova, as the successor company to Cyberonics, is reporting the results for Cyberonics and its consolidated subsidiaries for the transitional quarterly period ended October 18, 2015. We refer to Cyberonics and its consolidated subsidiaries (Cyberonics Europe BVBA, Cyberonics France Sarl, Cyberonics Holdings LLC, CYBX Netherlands C.V., Cyberonics Spain, S.L. and Cyberonics Latam, S.R.L.) as “the Company,” “we,” “us” and “our”.

Index

PART I. FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LIVANOVA PLC (REPORTING CYBERONICS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	For the transitional Twelve Weeks Ended	For the Thirteen Weeks Ended	For the transitional Twenty-Five Weeks Ended	For the Twenty-Six Weeks Ended
	October 18, 2015	October 24, 2014	October 18, 2015	October 24, 2014
Net sales	$67,520,767	$73,417,194	$148,531,567	$145,421,160
Cost of sales	9,536,043	6,765,872	18,969,138	13,176,264
Gross profit	57,984,724	66,651,322	129,562,429	132,244,896
Operating expenses
Selling, general and administrative	41,185,678	29,572,754	74,891,427	62,600,360
Research and development	15,248,948	10,816,868	25,310,214	21,379,622
Merger related expenses	27,902,056	—	34,450,900	—
Total operating expenses	84,336,682	40,389,622	134,652,541	83,979,982
Income (loss) from operations	(26,351,958)	26,261,700	(5,090,112)	48,264,914
Interest income (expense), net	(85,786)	43,157	(60,941)	80,823
Impairment of investment	—	—	(2,064,283)	—
Other income (expense), net	(109,284)	(7,124)	(113,230)	164,331
Income (loss) before income taxes	(26,547,028)	26,297,733	(7,328,566)	48,510,068
Income tax expense (benefit)	(1,455,680)	9,024,543	5,343,614	17,718,056
Net income (loss)	$(25,091,348)	$17,273,190	$(12,672,180)	$30,792,012
Basic income (loss) per share	$(0.96)	$0.65	$(0.49)	$1.16
Diluted income (loss) per share	$(0.96)	$0.64	$(0.49)	$1.15

Shares used in computing basic income (loss) per share	26,024,857	26,574,687	26,009,844	26,636,238

Shares used in computing diluted income (loss) per share	26,024,857	26,791,871	26,009,844	26,865,514

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC (REPORTING CYBERONICS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the transitional Twelve Weeks Ended	For the Thirteen Weeks Ended	For the transitional Twenty-Five Weeks Ended	For the Twenty-Six Weeks Ended
	October 18, 2015	October 24, 2014	October 18, 2015	October 24, 2014
Net income (loss)	$(25,091,348)	$17,273,190	$(12,672,180)	$30,792,012
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	569,081	(1,110,736)	733,141	(1,201,616)
Total other comprehensive income (loss)	569,081	(1,110,736)	733,141	(1,201,616)
Total comprehensive income (loss)	$(24,522,267)	$16,162,454	$(11,939,039)	$29,590,396

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC (REPORTING CYBERONICS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEET

	October 18, 2015	April 24, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$189,776,521	$124,187,094
Short-term investments	6,999,067	27,019,597
Accounts receivable, net	45,567,279	50,569,375
Inventories	25,935,518	23,963,303
Deferred tax assets current, net	4,381,475	7,198,726
Other current assets	9,746,124	7,782,875
Total current assets	282,405,984	240,720,970
Property, plant and equipment, net	40,574,394	40,286,676
Intangible assets, net	10,401,923	10,168,239
Investments in equity securities	15,062,643	17,126,927
Deferred tax assets non-current, net	7,122,342	6,077,854
Other assets	2,079,790	1,563,529
Total assets	$357,647,076	$315,944,195
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,605,005	$7,251,213
Accrued liabilities	55,407,502	24,197,963
Total current liabilities	71,012,507	31,449,176
Long-term liabilities	8,248,620	7,921,288
Total liabilities	79,261,127	39,370,464
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value per share; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 32,140,614 shares issued and 25,973,177 shares outstanding at October 18, 2015 and 32,054,236 shares issued and 25,996,102 shares outstanding at April 24, 2015	321,406	320,542
Additional paid-in capital	466,462,256	445,362,045
Treasury stock, 6,167,437 and 6,058,134 common shares at October 18, 2015 and April 24, 2015, respectively, at cost	(250,884,706)	(243,534,888)
Accumulated other comprehensive loss	(2,667,629)	(3,400,770)
Retained earnings	65,154,622	77,826,802
Total stockholders’ equity	278,385,949	276,573,731
Total liabilities and stockholders’ equity	$357,647,076	$315,944,195

See accompanying notes to the condensed consolidated financial statements

Index

LIVANOVA PLC (REPORTING CYBERONICS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

			Additional		Accumulated
			Paid-In		Other		Total
	Common		Capital	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	("APIC")	Stock	Income (Loss)	Earnings	Equity
Balance at April 25, 2014	31,819,678	$318,197	$426,866,998	$(188,519,469)	$454,850	$19,979,268	$259,099,844
Stock-based compensation plans	200,891	2,009	10,269,184				10,271,193
Purchase of treasury stock				(29,068,101)			(29,068,101)
Net income						30,792,012	30,792,012
Foreign currency translation loss					(1,201,616)		(1,201,616)
Balance at October 24, 2014	32,020,569	$320,206	$437,136,182	$(217,587,570)	$(746,766)	$50,771,280	$269,893,332

Balance at April 24, 2015	32,054,236	$320,542	$445,362,045	$(243,534,888)	$(3,400,770)	$77,826,802	$276,573,731
Stock-based compensation plans	86,378	864	25,913,714				25,914,578
Reclass of stock-based compensation to current liability - related to cashed-out options			(4,813,503)				(4,813,503)
Purchase of treasury stock				(7,349,818)			(7,349,818)
Net loss						(12,672,180)	(12,672,180)
Foreign currency translation income					733,141		733,141
Balance at October 18, 2015	32,140,614	$321,406	$466,462,256	$(250,884,706)	$(2,667,629)	$65,154,622	$278,385,949

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC (REPORTING CYBERONICS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the transitional Twenty-Five Weeks Ended	For the Twenty-Six Weeks Ended
	October 18, 2015	October 24, 2014
Cash Flows From Operating Activities
Net income (loss)	$(12,672,180)	$30,792,012
Non-cash items included in net income
Depreciation	2,817,373	2,448,738
Amortization of intangible assets	766,316	561,592
Stock-based compensation	18,787,886	6,194,892
Deferred income tax expense	1,864,802	6,005,434
Loss from impairment of investment	2,064,283	—
Unrealized loss in foreign currency transactions and other	354,529	15,729
Changes in operating assets and liabilities
Accounts receivable, net	5,185,036	1,304,437
Inventories	(1,756,241)	(1,696,287)
Other current and non-current assets	(2,445,828)	550,749
Current and non-current liabilities	34,490,913	(3,548,610)
Net cash provided by operating activities	49,456,889	42,628,686
Cash Flow From Investing Activities
Purchase of short-term investments	(6,995,139)	(4,993,541)
Maturities of short-term investments	27,033,367	5,000,000
Purchase of property, plant and equipment	(3,074,705)	(3,865,818)
Intangible asset purchases	(1,000,000)	—
Net cash provided by (used in) investing activities	15,963,523	(3,859,359)
Cash Flows From Financing Activities
Purchase of treasury stock	(7,349,818)	(29,068,101)
Proceeds from exercise of options for common stock	5,135,167	2,353,728
Cash settlement of compensation-based stock units	(708,264)	(786,361)
Realized excess tax benefits - stock-based compensation	2,919,047	2,587,565
Net cash used in financing activities	(3,868)	(24,913,169)
Effect of exchange rate changes on cash and cash equivalents	172,883	(313,723)
Net increase in cash and cash equivalents	65,589,427	13,542,435
Cash and cash equivalents at beginning of period	124,187,094	103,299,116
Cash and cash equivalents at end of period	$189,776,521	$116,841,551

Supplementary Disclosures of Cash Flow Information
Cash paid for interest	$17,867	$242
Cash paid for income taxes	$4,947,618	$8,082,385
Supplementary Disclosure of a Non-Cash Operating Transaction
Decrease to APIC related to share-based compensation options cashed-out	$(4,813,503)	$—
Increase to liabilities related to share-based compensation options cashed-out	$4,813,503	$—

See accompanying notes to the condensed consolidated financial statements.

Index

LIVANOVA PLC (REPORTING CYBERONICS, INC. AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the transitional Twelve Weeks Ended October 18, 2015
Note 1.  Organization, Consolidation, Basis of Presentation, Business Description and Accounting Policies
Basis of Presentation. LivaNova PLC was formed, along with its wholly owned subsidiary, Merger Sub for the purpose of facilitating the business combination of Cyberonics and Sorin. This business combination became effective on October 19, 2015. In this Form 10-Q, LivaNova, as the successor company to Cyberonics, is reporting the results for Cyberonics and its consolidated subsidiaries for the twelve weeks ended October 18, 2015.
The accompanying unaudited condensed consolidated financial statements of Cyberonics and its consolidated subsidiaries at and for the transitional period ended October 18, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.” and such principles, “U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying consolidated balance sheet of Cyberonics at April 24, 2015 has been prepared from audited financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the operating results of Cyberonics and its subsidiaries, for the transitional period presented and are not indicative of the results that may be expected for the transitional year that will end December 31, 2015, which will include the combined operations of Cyberonics and Sorin. Refer to “Note 18. Subsequent Events - The Mergers” for further details regarding the Mergers. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 24, 2015 (“2015 Form 10-K”).
Nature of Operations.  We are a medical device company engaged in the design, development, sales and marketing of implantable medical devices for epilepsy, depression and heart failure. Our seminal product, the VNS Therapy® System, is an implantable device that provides neuromodulation therapy for the treatment of drug-resistant epilepsy and treatment-resistant depression (“TRD”). The VITARIA™ System, approved in Europe but not in the U.S., is an implantable device that provides a form of neuromodulation therapy for the treatment of chronic heart failure (“CHF”). We are also developing non-implantable device solutions for the management of epilepsy.
Use of Estimates. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in such financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions we may undertake in the future. Estimates are used in, among other items, the determination of useful lives of property, plant and equipment (“PP&E”) and intangible assets, valuation of cost-method equity and intangible asset investments, deferred tax assets and liabilities and uncertain income tax positions and the valuation of stock-based compensation grants. Actual results could differ materially from these estimates.
Consolidation.  The accompanying consolidated financial statements include Cyberonics and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Segments.  We have one operating and reportable segment that develops, manufactures and markets our proprietary implantable medical devices that deliver vagus nerve stimulation (“VNS”) therapy. Our chief operating decision-maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Index

Income Tax Accounting. The accompanying unaudited condensed consolidated financial statements of Cyberonics and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis. However, final U.S. and state tax returns for Cyberonics will be filed with the Internal Revenue Service that will report the results of the twenty-five weeks ended October 18, 2015, and as a result, we are using the discrete period tax accounting approach, which considers the twenty-five week period ended October 18, 2015 the equivalent of a full annual period rather than an interim period.
Fiscal Periods. Cyberonics utilized a 52/53-week fiscal year that ended on the last Friday in April. The prior year period reported in this Form 10-Q ended October 24, 2014 and consisted of a thirteen week quarter and a twenty-six week year-to-date period. The transitional period reported in this Form 10-Q, ended October 18, 2015, consisted of a twelve week quarter and a twenty-five week year-to-date period.
LivaNova, as the successor company to Cyberonics, reported the results for Cyberonics and its consolidated subsidiaries in this Form 10-Q, for the transitional and final period, July 25, 2015 to October 18, 2015, which ended prior to the consummation of the Mergers on October 19, 2015. This period is equivalent to twelve weeks as compared to our normal thirteen week period and is considered transitional because on October 19, 2015, LivaNova adopted a calendar year ending December 31st for financial reporting purposes. Our financial statements for the period April 25, 2015 to July 24, 2015, the first quarter of fiscal year 2016, were previously filed on Form 10-Q, by Cyberonics.
Merger related expense accrual policy. As of October 18, 2015, we determined that there was no longer a risk that the consummation of the business combination would not occur. As such, we deemed the closing of the Mergers to be probable and elected to accrue the merger expenses triggered by the closing of the Mergers in the period ended October 18, 2015.
Note 2.  Accounts Receivable and Allowance for Bad Debt
Accounts receivable, net, consisted of the following:

	October 18, 2015	April 24, 2015
Accounts receivable	$46,443,860	$51,233,576
Allowance for bad debt	(876,581)	(664,201)
	$45,567,279	$50,569,375
Note 3.  Inventories
Inventories consisted of the following:

	October 18, 2015	April 24, 2015
Raw materials	$10,773,001	$11,118,311
Work-in-process	5,806,390	5,653,250
Finished goods	9,356,127	7,191,742
	$25,935,518	$23,963,303
Note 4.  Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	October 18, 2015	April 24, 2015	Lives in years
Land	$1,643,812	$1,643,812	--
Building and building improvements	27,724,326	26,709,267	36 to 39
Equipment, software, furniture and fixtures	41,782,337	39,324,945	3 to 7
Leasehold improvements	1,356,786	1,339,033	5 to 8
Capital investment in process	5,699,494	6,694,674	--
Total	78,206,755	75,711,731
Accumulated depreciation	(37,632,361)	(35,425,055)
Net	$40,574,394	$40,286,676

Index

Note 5.  Intangible Assets
Schedules of finite-lived intangible assets:

	October 18, 2015	April 24, 2015
Developed Technology Rights (1)	$13,904,000	$13,204,000
Other Intangible Assets (2)	868,000	1,023,000
Total	14,772,000	14,227,000
Accumulated amortization	(4,370,077)	(4,058,761)
Net	$10,401,923	$10,168,239

(1)
Developed Technology Rights include purchased patents, related know-how, and licensed patent rights. These assets relate primarily to seizure detection and response, wireless communication technology, the treatment of obstructive sleep apnea and conditionally safe magnetic resonance (“MR”) technology for implantable leads. During the twelve week period ended October 18, 2015, we purchased intangible assets for MR technology for implantable leads of $1.0 million.

(2)	Other Intangible Assets primarily consist of purchased clinical neurological and sleep apnea databases.
The weighted average amortization period in years for our intangible assets at October 18, 2015:

Developed Technology Rights	15
Other Intangible Assets	12
Aggregate intangible asset amortization was $766,000 and $562,000 for the twenty-five and twenty-six weeks ended October 18, 2015 and October 24, 2014, respectively, which was reported in either research and development expense or cost of goods sold in the consolidated statement of income.
The estimated future amortization expense based on our finite-lived intangible assets at October 18, 2015:

Fiscal year 2016 (remaining 28 weeks)	$536,797
Fiscal year 2017	1,026,400
Fiscal year 2018	1,046,284
Fiscal year 2019	1,066,337
Fiscal year 2020	686,256
Fiscal year 2021 (53 week period)	686,256
Thereafter	5,353,593
Note 6. Investments
Short-Term Investments Detail.  Our short-term investments consist of securities with maturities of six months and carried at amortized cost.  Refer to “Note 16. Fair Value Measurements.”

	October 18, 2015	April 24, 2015
Certificates of deposits (1)	$—	$20,023,145
Commercial paper	6,999,067	6,996,452
	$6,999,067	$27,019,597

(1)	During the quarter ended July 24, 2015, our six-month CD matured, was re-invested in a three-month CD and was classified with cash equivalents in the consolidated balance sheet.

Index

Long-Term Investments Detail. Our long-term investments consist of equity positions in two privately-held companies carried at original cost less impairment under the cost-method. Refer to “Note 16. Fair Value Measurements.”

	October 18, 2015	April 24, 2015
ImThera Medical, Inc. - convertible preferred shares and warrants (1)	$12,000,002	$12,000,002
Cerbomed GmbH - convertible preferred shares (2)	3,062,641	5,126,925
Carrying amount – long-term investments	$15,062,643	$17,126,927

(1)	ImThera Medical, Inc. is developing a neurostimulation device system for the treatment of obstructive sleep apnea.

(2)
Cerbomed GmbH (“Cerbomed”) is a German company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. During the quarter ended July 24, 2015, we recorded an other-than-temporary impairment of $2.1 million against our investment. Refer to “Note 16. Fair Value Measurements.”

Note 7.  Accrued Liabilities
Accrued liabilities consisted of the following:

	October 18, 2015	April 24, 2015
Employee related liabilities	$26,581,552	$13,780,631
Taxes payable	1,756,466	2,083,392
Expenses related to the Mergers	21,671,606	4,101,125
Clinical study costs	115,955	973,988
Other accrued liabilities	5,281,923	3,258,827
	$55,407,502	$24,197,963
Note 8.  Long-Term Liabilities
Other long-term liabilities consisted of the following:

	October 18, 2015	April 24, 2015
Liability for uncertain tax benefits	$5,782,267	$5,782,267
Non-qualified deferred compensation plan liability	1,100,952	1,311,194
Other liabilities	1,365,401	827,827
	$8,248,620	$7,921,288
Note 9.  Commitments and Contingencies
Litigation
On December 5, 2013, the United States District Court for the District of Massachusetts unsealed a qui tam action filed by former employee Andrew Hagerty against us under the Federal False Claims Act (“FCA”) and the false claims statutes of 28 different states and the District of Columbia (United States of America et al ex rel. Andrew Hagerty v. Cyberonics, Inc. Civil Action No. 1:13-cv-10214-FDS). The FCA prohibits the submission of a false claim or the making of a false record or statement to secure reimbursement from, or limit reimbursement to, a government-sponsored program. A “qui tam” action is a lawsuit brought by a private individual, known as a relator, purporting to act on behalf of the government. The action is filed under seal, and the government, after reviewing and investigating the allegations, may elect to participate, or intervene, in the lawsuit. Typically, following the government’s election, the qui tam action is unsealed.
Previously, in August 2012, Mr. Hagerty filed a related lawsuit in the same court and then voluntarily dismissed that lawsuit immediately prior to filing this qui tam action. In addition to his claims for wrongful and retaliatory discharge stated in the first lawsuit, the qui tam lawsuit alleges that we violated the FCA and various state false claims statutes while marketing our VNS Therapy System and seeks an unspecified amount consisting of treble damages, civil penalties, and attorneys’ fees and expenses.

Index

In October 2013, the United States Department of Justice declined to intervene in the qui tam action, but reserved the right to do so in the future. In December 2013, the district court unsealed the action. In April 2014, we filed a motion to dismiss the qui tam complaint, alleging a number of deficiencies in the lawsuit. In May 2014, the relator filed a First Amended Complaint. We filed another motion to dismiss in June 2014, and the parties completed their briefing on the motion in July 2014. On April 6, 2015, the district court dismissed all claims filed by Andrew Hagerty under the FCA, but did not dismiss the claims for wrongful and retaliatory discharge. On July 28, 2015, we filed our answer to the surviving claims in Mr. Hagerty’s first Amended Complaint and asserted our demand for arbitration pursuant to Mr. Hagerty’s employment documents.
In August 2015, Mr. Hagerty filed a Motion Seeking Leave to file a Second Amended Complaint responding to certain deficiencies noted by the court when dismissing claims in his First Amended Complaint alleging that we submitted, or caused the submission of false claims under the False Claims Act. On September 4, 2015, we filed our Brief in Opposition to Hagerty’s Motion for Leave to file a Second Amended Complaint. Mr. Hagerty filed a Reply Brief in support of his Motion for Leave to file a Second Amended Complaint on September 11, 2015. On September 16, 2015, the Court heard oral arguments on (a) Mr. Hagerty’s motion seeking to amend his complaint, and (b) our pending motion demanding arbitration on the claims relating to wrongful and retaliatory discharge. On November 17, 2015, the court (1) denied Mr. Hagerty’s Motion for Leave to File a Second Amended Complaint (accordingly, the previously dismissed claims remain dismissed); (2) granted our Motion to Compel Arbitration of the two remaining claims (for retaliatory discharge under the FCA and for wrongful termination/retaliation under Massachusetts law); and (3) stayed the pending case (in order to consolidate all issues for appeal pending resolution of the arbitration).
We believe that our commercial practices were and are in compliance with applicable legal standards, and we will continue to defend this case vigorously. We make no assurance as to the resources that will be needed to respond to these matters or the final outcome, and we cannot estimate a range of potential loss or damages.
Additionally, we are the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of our business. These matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated net income, financial position or cash flows.
Licensing and Technology Agreements
In June 2012, we entered into a patent license agreement and a technology transfer agreement with Imricor Medical Systems, Inc. (“Imricor”) for the integration of magnetic resonance imaging compatibility with our leads. Our final payment to Imricor of $1.0 million under our current license agreement occurred during the twelve week period ended October 18, 2015. We also agreed to a royalty fee based on sales of a licensed product with a minimum annual royalty fee of $50,000.
In October 2009, we entered into a contractual arrangement with Flint Hills Scientific, L.L.C. (“Flint Hills”) that includes a royalty fee payable on a quarterly basis, related primarily to cardiac-based seizure detection patents and patent applications.
Lease Agreements
We lease facilities and equipment with non-contingent, non-cancellable leases, accounted for as operating leases, including: (i) a storage, distribution and computer facility in Austin, Texas; (ii) administrative and sales offices in Brussels, Belgium and elsewhere in Europe, the United States, Beijing, China and Hong Kong; and (iii) vehicles and office equipment. Rental expense from operating leases amounted to $912,000 and $1,143,000 for the twenty-five and twenty-six weeks ended October 18, 2015 and October 24, 2014, respectively.
Note 10.  Stock-Based Incentive Plans
Stock-Based Incentive Plans
Stock-based awards may be granted under the Cyberonics, Inc. Amended and Restated New Employee Equity Inducement Plan (“Inducement Plan”) or the Cyberonics, Inc. 2009 Stock Plan (“2009 Plan”). The Inducement Plan is not a stockholder-approved plan and may be used only for awards offered as an inducement to new employees. Our stockholders approved the 2009 Plan in September 2009 and approved an amendment to the 2009 Plan in September 2012 increasing the aggregate maximum number of shares that can be issued under the plan. These plans provide for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock units, and other stock-based awards. These plans were amended in connection with the Mergers to reflect the conversion of shares of Cyberonics common stock to LivaNova ordinary shares. Refer to “Note 18. Subsequent Events - The Mergers.”

Index

Stock-Based Compensation
Amounts of stock-based compensation recognized in the consolidated statements of income (loss) by expense category are as follows:

	For the transitional Twelve Weeks Ended	For the Thirteen Weeks Ended	For the transitional Twenty-Five Weeks Ended	For the Twenty-Six Weeks Ended
	October 18, 2015	October 24, 2014	October 18, 2015	October 24, 2014
Cost of goods sold	$930,513	$187,103	$1,064,251	$290,439
Selling, general and administrative	9,218,626	1,936,262	11,346,514	4,410,334
Research and development	5,530,609	559,084	6,377,121	1,494,119
Total stock-based compensation expense	15,679,748	2,682,449	18,787,886	6,194,892
Income tax benefit, related to awards, recognized in the consolidated statements of income	(5,019,464)	(972,616)	(5,555,014)	(1,832,434)
Total expense, net of income tax benefit	$10,660,284	$1,709,833	$13,232,872	$4,362,458
Amounts of stock-based compensation expense recognized in the consolidated statements of income (loss) by type of arrangement are as follows:

	For the transitional Twelve Weeks Ended	For the Thirteen Weeks Ended	For the transitional Twenty-Five Weeks Ended	For the Twenty-Six Weeks Ended
	October 18, 2015	October 24, 2014	October 18, 2015	October 24, 2014
Service-based stock option awards	$7,190,997	$1,023,850	$8,404,658	$2,224,874
Service-based restricted and restricted stock unit awards	6,282,160	1,504,512	7,634,429	3,223,627
Performance-based restricted stock and restricted stock unit awards	2,206,591	154,087	2,748,799	746,391
Total stock-based compensation expense	$15,679,748	$2,682,449	$18,787,886	$6,194,892
Note 11.  Employee Retirement Savings Plan and Deferred Compensation Plan
The Employee Retirement Savings Plan. We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”), which qualifies under Section 401(k) of the IRC. We match 50% of employees’ contributions up to 6% of eligible compensation, subject to a five-year vesting period that starts on the date of employment. We incurred expenses for these contributions of $1,029,000 and $993,000 for the twenty-five and twenty-six weeks ended October 18, 2015 and October 24, 2014, respectively.
The Deferred Compensation Plan.  We offer the Cyberonics, Inc. Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to a group consisting of certain members of middle and senior management. The Deferred Compensation Plan is an arrangement intended to be exempt from the requirements of Title I of the Employee Retirement Income Security Act of 1974 and in compliance with Section 409A of the Internal Revenue Code (“IRC”). As part of our overall compensation program, the Deferred Compensation Plan provides an opportunity for the group to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment or (ii) an elected distribution date. In addition, we match 50% of the contributions of non-officer members of the group up to 6% of eligible compensation, subject to a five-year vesting period that starts on the date of employment.  Employee deductions and company contributions result in a liability; refer to “Note 8. Long-Term Liabilities”. We incurred expenses for this plan, based on the company match of $57,000 and $36,000 for the twenty-five and twenty-six weeks ended October 18, 2015 and October 24, 2014, respectively.

Index

Belgium Defined Contribution Pension Plan. We offer a defined contribution pension plan to our Belgium employees. Belgium law requires certain minimum plan returns, and we are responsible for required minimum returns in excess of the plan administrator’s guaranteed returns. We recognized $216,000 of pension expense for this obligation for the twenty-five weeks ended October 18, 2015. In addition, we match employee contributions with certain limits and, as a result, we incurred pension expense of $75,000 and $109,000 for the twenty-five and twenty-six weeks ended October 18, 2015 and October 24, 2014, respectively.
Note 12.  Stockholders’ Equity
Common shares are repurchased on the open market pursuant to our Board of Directors-approved repurchase plans. In November 2014, our Board of Directors approved a repurchase program of one million shares of common stock. However, on February 27, 2015, our treasury stock purchase plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), terminated, and we stopped repurchasing our shares of common stock. During the twenty-six weeks ended October 24, 2014, pursuant to the approved plan then in effect, we repurchased 280,200 shares of our common stock at an average price of $54.54.

Index

Note 13.  Income Taxes
Our effective tax rate was primarily comprised of our federal income tax rate of 35%, state and foreign income taxes, and permanent differences. Permanent differences relate to transactions that are reported for U.S. GAAP purposes but are not reported for income tax purposes in accordance with the Internal Revenue Code.
The U.S. and foreign components of income before income taxes and the provision for income taxes are presented in this table:

For the transitional Twenty-Five Weeks Ended
October 18, 2015
Income before income taxes:
Domestic	$(6,596,512)
Foreign	(732,054)
$(7,328,566)
Provision for current income tax expense:
Federal	$2,902,214
State and local	535,967
Foreign	40,631
$3,478,812
Provision for deferred income tax expense:
Federal	$1,813,513
State and local	95,180
Foreign	(43,891)
1,864,802
Total provision for income tax expense	$5,343,614

The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate expressed as a percentage of income before income taxes:

For the transitional Twenty-Five Weeks Ended
October 18, 2015
U.S. statutory rate	35.0%
State and local tax provision, net of federal benefit	(6.3)%
Foreign taxes	(8.7)%
State research and development tax credits	2.9%
Non-deductible merger costs, executive compensation and other permanent differences	(86.1)%
Impairment of our investment in Cerbomed	(10.7)%
Domestic manufacturing deduction	0.6%
Other, net	0.4%
Effective tax rate	(72.9)%

Index

Significant components of our deferred tax assets were as follows:

	October 18, 2015	April 24, 2015
Deferred tax assets (liabilities):
Foreign net operating loss carryforwards	$1,940,719	$1,906,364
State net operating loss carryforwards	68,170	70,129
Tax credit carryforwards	4,029,615	3,059,133
Deferred compensation	6,229,967	6,847,074
Accruals and reserves	1,705,728	3,003,760
Licensing income and expense	(164,972)	(285,597)
Property and equipment	(450,141)	(630,789)
Other	542,794	919,272
Total deferred tax assets	13,901,880	14,889,346
Deferred tax valuation allowance	(2,398,063)	(1,612,766)
Net deferred tax assets	$11,503,817	$13,276,580

	October 18, 2015	April 24, 2015
Current deferred tax asset	$6,329,031	$9,466,309
Current valuation allowance	(1,008,080)	(799,990)
Non-current deferred tax asset	9,761,355	8,384,241
Non-current valuation allowance	(1,389,983)	(812,776)
	13,692,323	16,237,784
Current deferred tax liability	(939,476)	(1,467,593)
Non-current deferred tax liability	(1,249,030)	(1,493,611)
	(2,188,506)	(2,961,204)
Net deferred tax assets	$11,503,817	$13,276,580
As of October 18, 2015, we had state tax credit carryforwards of $2.1 million, primarily related to R&D credits. We have gross capital loss carryforwards for federal income tax purposes of $5.6 million, subject to a full valuation allowance, expiring during fiscal year 2018 and 2019. During the twenty-five weeks ended October 18, 2015, we impaired our investment in Cerbomed. The impairment was not recognized for tax purposes and since the recognition of such loss would create a capital loss, we created a deferred tax asset for it with a full valuation allowance due to the lack of expected capital gains.
As of October 18, 2015, we had state and local NOL carryforwards of $2.1 million, which expire at various dates starting in fiscal year 2016 and foreign NOL carryforwards of $8.0 million with no expiration date. We believe it is more likely than not that future operating results will generate sufficient net taxable income to utilize these NOL carryforwards and tax credit carryforwards.
As of October 18, 2015, we had valuation allowances of $2.4 million against our capital loss carryforward, excess tax benefits from stock-based awards exercised or vested for state tax purposes and pre-operating expenses in Costa Rica.
We have not provided U.S. income taxes on our undistributed earnings from our foreign subsidiaries. These earnings, while not material to our consolidated statement of income, are intended to be permanently reinvested outside the United States.

Index

Note 14.  Income Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	For the transitional Twelve Weeks Ended	For the Thirteen Weeks Ended	For the transitional Twenty-Five Weeks Ended	For the Twenty-Six Weeks Ended
	October 18, 2015	October 24, 2014	October 18, 2015	October 24, 2014
Numerator
Net income (loss)	$(25,091,348)	$17,273,190	$(12,672,180)	$30,792,012

Denominator
Basic weighted average shares outstanding	26,024,857	26,574,687	26,009,844	26,636,238
Add effects of stock options (1)	—	217,184	—	229,276
Diluted weighted average shares outstanding	26,024,857	26,791,871	26,009,844	26,865,514
Basic income (loss) per share	$(0.96)	$0.65	$(0.49)	$1.16
Diluted income (loss) per share	$(0.96)	$0.64	$(0.49)	$1.15

(1)
Excluded from the computation of diluted EPS for the twelve weeks and twenty-five weeks ended October 18, 2015 were outstanding options to purchase 179,000 and 190,000 common shares because to include them would have been anti-dilutive due to the net losses. Excluded from the computation of diluted EPS for the thirteen and twenty-six weeks ended October 24, 2014 were outstanding options to purchase 94,000 and 62,000 common shares.

Note 15. Foreign Currency
We operate in a number of international markets and are exposed to the risk of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. The effect on earnings of our aggregate foreign currency exchange gains and losses are reported in Other Income Expense, Net in the consolidated income statement. Our foreign currency exchange gains (losses) for the twenty-five weeks ended October 18, 2015 and the twenty-six weeks ended October 24, 2014 were $(113,000) and $164,000, respectively. We did not hedge our foreign currency risk in either period.
Note 16. Fair Value Measurements
Fair value is defined as the exit price or the amount that we would receive upon selling our assets in an orderly transaction to a market participant as of the period ending on the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value. The hierarchy is broken down into three levels defined as follows:
•Level 1    – Inputs are quoted prices in active markets for identical assets.

•
Level 2    – Inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs that are observable for the asset, either directly or indirectly.

•Level 3    – Inputs are unobservable inputs for the asset.
Observable inputs are inputs market participants would use in valuing the asset based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing our assets and are developed based on the best information available in the circumstances. The categorization of assets within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 financial assets include investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation.
Financial Instruments
The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these items.

Index

Assets Measured at Fair Value on a Recurring Basis
Our Non-Qualified Deferred Compensation Plan assets consist of investments in publicly traded mutual funds and the cash surrender value of corporate-owned life insurance policies. The mutual fund investments are considered trading securities. The mutual fund investments and the cash surrender value of our corporate-owned life insurance policies are classified in Other Long-Term Assets in the condensed consolidated balance sheets and are recorded at fair value based on Level 1 inputs. The balance of our plan assets at October 18, 2015 and April 24, 2015 were $1.8 million and $1.2 million, respectively.
Investments in Debt Securities
The balances of our short-term securities consisted of held-to-maturity debt securities, carried at amortized cost that approximates fair value. Our short term securities consist of certificates of deposit and commercial paper.
Investments in Cost-Method Equity Securities
Our investment in cost-method equity securities consisted of convertible preferred stock of two privately-held companies for which there are no quoted market prices. We estimated the fair value of our investments based on a Level 3 input. Based on share prices from recent private equity offerings, we estimate that the fair value of our investment in Cerbomed was $3.1 million as of October 18, 2015, which is equal to the carrying value. A recent ImThera private equity offering was priced above the cost of our shares, and as a result we estimated the fair value of our investment to be $15.4 million, or more than our carrying value of the investment. Refer to “Note 6. Investments” for further information.
Liabilities Measured at Fair Value on a Recurring Basis
The liability under our Non-Qualified Deferred Compensation Plan is based on the fair value of the collective investment portfolios of the participating employees. The investment portfolios consist of publicly-traded mutual funds in active markets. We adjust our liability to the quoted market prices, which are Level 1 inputs. We report the balance of the funds in Other Long-Term Liabilities in the consolidated balance sheets. The balances of our plan liabilities were $1.7 million and $1.3 million at October 18, 2015 and April 24, 2015, respectively.
Note 17.  Geographic Information

	Net Sales
	For the transitional Twelve Weeks Ended	For the Thirteen Weeks Ended	For the transitional Twenty-Five Weeks Ended	For the Twenty-Six Weeks Ended
	October 18, 2015	October 24, 2014	October 18, 2015	October 24, 2014
United States	$58,353,245	$59,938,644	$126,080,253	$118,776,843
International (1)	9,167,522	13,478,550	22,451,314	26,644,317
Total	$67,520,767	$73,417,194	$148,531,567	$145,421,160

(1)	Sales are classified according to the country of destination, regardless of the shipping point.

	Long-Lived Assets (1)
	October 18, 2015	April 24, 2015
United States	$28,920,915	$28,464,978
International	11,653,479	11,821,698
Total	$40,574,394	$40,286,676

(1)	Long-lived assets consist of PP&E.
Note 18. Subsequent Event - The Mergers
On October 19, 2015, as disclosed in Note 1 to the Condensed Consolidated Financial Statements, and pursuant to the terms of the Merger Agreement, Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company, immediately followed by the merger of Merger Sub with and into Cyberonics, with Cyberonics continuing as the surviving company and as a wholly-owned subsidiary of LivaNova. Following the completion of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed, under the ticker symbol “LIVN”, on NASDAQ and the LSE. As a result of the Mergers, on October 19, 2015, LivaNova issued 48.8 million ordinary shares.

Index

Prior to the Mergers, shares of Cyberonics common stock were registered pursuant to Section 12(b) of the Exchange Act and listed on NASDAQ, and Sorin Ordinary Shares were listed on the Mercato Telematico Azionario organized and managed by Borsa Italiana S.p.A. (the “Italian Stock Exchange”). Shares of Cyberonics common stock and the Sorin ordinary shares were suspended from trading on NASDAQ and the Italian Stock Exchange, respectively, prior to the open of trading on October 19, 2015. NASDAQ filed a Form 25 on Cyberonics’ behalf to provide notice to the U.S. Securities and Exchange Commission (the “SEC”) regarding the withdrawal of shares of Cyberonics common stock from listing and to terminate the registration of such shares under Section 12(b) of the Exchange Act.
The issuance of LivaNova ordinary shares in connection with the Mergers was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Registration Statement on Form S-4 (File No. 333-203510), as amended, filed with the SEC by LivaNova and declared effective on August 19, 2015. Further, pursuant to Rule 12g-3(a) under the Exchange Act, LivaNova is deemed to be a “successor” issuer to Cyberonics. As such, the ordinary shares of LivaNova are deemed to be registered under Section 12(b) of the Exchange Act, and LivaNova is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder.
On October 19, 2015, each ordinary share of Sorin was converted into the right to receive 0.0472 ordinary shares of LivaNova, and each share of common stock of Cyberonics was converted into the right to receive one ordinary share of LivaNova. The fair value of the shares issued as total consideration of the Mergers will be based on Cyberonics' closing stock price of $69.95 per share on October 16, 2015, the last business day prior to the close of the Mergers. Based on the number of outstanding shares of Sorin and Cyberonics as of October 19, 2015, former Sorin and Cyberonics shareholders held approximately 46 percent and 54 percent, respectively, of LivaNova's ordinary shares after giving effect to the Mergers. Due to the limited amount of time since the acquisition date, the preliminary acquisition valuation for the business combination is incomplete at this time. As a result, LivaNova is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill.
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
The Mergers are expected to provide both short-term and long-term revenue enhancements and cost savings and synergy opportunities, increase the diversity of LivaNova’s business mix, and accelerate the entry into three emerging multi-billion-dollar market opportunities in the areas of heart failure, sleep apnea and less invasive mitral valves. The Mergers are also expected to allow LivaNova to utilize and integrate certain Sorin technologies into its existing and future product lines for epilepsy.
Based on the relative voting rights of Cyberonics and Sorin shareholders immediately following completion of the Mergers and the premium paid by Cyberonics for Sorin ordinary shares, and after taking into consideration all relevant facts, Cyberonics is considered to be the acquirer for accounting purposes. The Mergers will be accounted for as business combinations using the acquisition method of accounting. Under the acquisition method of accounting, the Company is required to record tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date with the excess over the fair value of consideration recognized as goodwill.
Because the initial accounting for the business combination is incomplete at this time, we are unable to provide proforma information of the combined entity.
Note 19.  New Accounting Pronouncements
In May 2014, the FASB issued accounting guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early application is not permitted, and the standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this standard will have on our financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting. In August 2015, the FASB extended the effective date for the revenue recognition guidance to annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, with early adoption permitted using the original effective date.

Index

In September 2015, the FASB issued accounting guidance for simplifying the accounting for business combination measurement-period adjustments under business combination accounting. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We are unable to determine the effect this guidance will have on our financial statements and related disclosures because the initial accounting for the Mergers is incomplete at this time.
In November 2015, the FASB issued accounting guidance that requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This guidance will align the presentation requirement of U.S. GAAP with the International Financial Reporting Standards (“IFRS”). This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are evaluating the effect this standard will have on our financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act affecting or relating to Cyberonics or Sorin or their respective industries, products or activities. These provisions provide a “safe harbor” for certain forward-looking statements. The words “believe,” “potential,” “forecast,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “project” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on LivaNova. There can be no assurance that future developments affecting LivaNova, will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:
Risks related to the Mergers:

•	failure to effectively integrate and/or manage newly acquired businesses, and the cost, time and effort required to integrate newly acquired businesses, all of which may be greater than anticipated;

•
operating costs, customer loss or business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, distributors or suppliers) being greater than expected following the Mergers;

•	failure to retain certain key legacy employees of Cyberonics or Sorin;

•
changes in tax laws or interpretations that could increase the consolidated tax liabilities of Cyberonics and Sorin, including, if the transaction is consummated, changes in tax laws that would result in LivaNova, the new parent UK holding company, being treated as a domestic corporation for United States federal tax purposes;

Index

Risks related to our business:

•	changes in our common stock price;

•	changes in our profitability;

•	regulatory activities and announcements, including the failure to obtain regulatory approvals for our new products;

•	effectiveness of our internal controls over financial reporting;

•	fluctuations in future quarterly operating results;

•
failure to comply with, or changes in, laws, regulations or administrative practices affecting government regulation of our products, including, but not limited to, U.S. Food and Drug Administration (“FDA”) laws and regulations;

•	failure to establish, expand or maintain market acceptance for the use of VNS therapy or any component which comprises the VNS Therapy® System for the treatment of our approved indications;

•
any legislative or administrative reform to the healthcare system, including the U.S. Medicare or Medicaid systems or international reimbursement systems, that significantly reduces reimbursement for procedures using the VNS Therapy System, or any component thereof, or denies coverage for such procedures, as well as adverse decisions by administrators of such systems on coverage or reimbursement issues relating to our products;

•	failure to maintain the current regulatory approvals for our products’ approved indications;

•	failure to obtain or maintain insurance coverage and reimbursement for our products’ approved indications;

•	unfavorable results from clinical studies;

•	variations in sales and operating expenses relative to estimates;

•	our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of our products;

•	product liability-related losses and costs;

•	protection, expiration and validity of our intellectual property;

•	changes in technology, including the development of superior or alternative technology or devices by competitors;

•	failure to comply with applicable domestic laws and regulations, including federal and state privacy and security laws and regulations;

•	failure to comply with foreign law and regulations;

•	international operational and economic risks and concerns;

•	failure to attract or retain key personnel;

•	losses or costs from pending or future lawsuits and governmental investigations;

•	changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;

•	changes in customer spending patterns;

•	continued volatility in the global market and worldwide economic conditions;

•	changes in tax laws or exposure to additional income tax liabilities; and

•	harsh weather or natural disasters that interrupt our business operations or the business operations of our hospital-customers.

Index

Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our 2015 Form 10-K, (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report. Operating results for the twenty-five weeks ended October 18, 2015 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2015 Form 10-K.
Business Overview
We are a medical device company, incorporated in 1987, engaged in the design, development, sale and marketing of medical devices for epilepsy, depression and heart failure. Our seminal product, the VNS Therapy® System, is an implantable device that provides neuromodulation therapy for the treatment of drug-resistant epilepsy and TRD. The VITARIA™ System, approved in Europe but not in the U.S., is an implantable device that provides a form of neuromodulation therapy for the treatment of CHF. We are also developing non-implantable device solutions for the management of epilepsy.

Our VNS Therapy System and our VITARIA System include the following:

•	an implantable pulse generator to stimulate the vagus nerve;

•	a lead that conducts current pulses from the pulse generator to the vagus nerve;

•	a surgical instrument to assist with the implant procedure;

•	equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient;

•	instruction manuals; and

•	magnets that, in the VNS Therapy System, may be used to suspend or induce stimulation manually.
The VNS Therapy pulse generator and lead are surgically implanted, generally during an outpatient procedure. The battery contained in the generator has a finite life. The life of the battery varies according to the model and the stimulation parameters used for each patient. At or near the end of the active life of a battery, a patient may, in consultation with his or her physician, choose to have another generator implanted, with or without replacing the original lead.

Proprietary protection for our products is important to our business.  We seek U.S. and foreign patents on selected inventions, acquire licenses under selected patents of third parties, and enter into confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business.  We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

VNS Therapy for Epilepsy
Epilepsy is characterized by recurrent seizures that are broadly categorized as either partial or generalized at onset. We estimate that approximately 50% of patients with epilepsy experience partial onset seizures. A number of clinical studies have shown that more than 30% of people with epilepsy continue to experience seizures in spite of treatment with seizure medications. People with epilepsy who continue to have unsatisfactory seizure control or intolerable side effects after treatment with appropriate medication therapies for a reasonable period of time are considered to have drug-resistant, or drug-refractory, epilepsy. For reasons that are not clear, partial onset seizures are generally more resistant to currently available therapies than are generalized seizures. Seizure medications typically serve as a first-line treatment and are prescribed for virtually all patients diagnosed with epilepsy. After two seizure medications fail to deliver seizure control, the epilepsy is defined as drug-resistant. At this point, adjunctive non-drug options should be considered, including VNS therapy, brain surgery and a ketogenic diet.
The FDA approved our VNS Therapy System in July 1997 for use as an adjunctive therapy in epilepsy patients over 12 years of age in reducing the frequency of partial onset seizures that are resistant to antiepileptic drugs. Regulatory bodies in Canada, the European Economic Area, certain countries in Eastern Europe, including Russia, South America and Africa, Australia and certain countries in Asia, including Japan, China and Taiwan, have approved the VNS Therapy System for the treatment of epilepsy, many without age restrictions or seizure-type limitations.

Index

We sell the VNS Therapy System for drug-resistant epilepsy to hospitals and ambulatory surgery centers. In addition to maintaining and expanding our regulatory approvals, our ability to successfully expand the commercialization of the VNS Therapy System depends on obtaining and maintaining favorable insurance coverage, coding and reimbursement for the device, the implant procedure and follow-up care. This coverage allows our customers to invoice and be paid by third-party payers. Currently, there is broad coverage, coding and reimbursement for the VNS Therapy System for the treatment of drug-resistant epilepsy.
The VNS Therapy System delivers stimulation to the left vagus nerve by means of electrical pulses on a regular, intermittent basis. For all models, the initial stimulation parameters recommended in the labeling are a 30-second period of stimulation, referred to as ON time, followed by a five-minute period without stimulation, referred to as OFF time. To optimize patient treatment, the current pulse width, amplitude and frequency and the stimulation ON and OFF intervals of the pulse generator can be adjusted non-invasively by the treating physician with a programming computer using our programming wand and software. Patients with epilepsy can use a small, handheld magnet provided with the VNS Therapy System to activate or inhibit stimulation manually. On-demand therapy can be activated by those patients who sense an oncoming seizure and has been reported by a number of patients to abort or reduce the severity or duration of seizures. The magnet can also be used to provide control of stimulation-related side effects by allowing the patient to discontinue stimulation temporarily, if desired.
The VNS Therapy System delivers stimulation to the left vagus nerve by means of an implantable pulse generator. The pulse generator is an implantable, programmable signal generator designed to be coupled with a lead to deliver mild electrical pulses to the vagus nerve. The pulse generator is a battery-powered device. The Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse®), Model 104 (Demipulse Duo®), Model 105 (AspireHC®) and the Model 106 (AspireSR®) generators are the VNS Therapy pulse generators we currently offer in the U.S. and most markets worldwide. The AspireSR generator is the first and only VNS Therapy System that provides responsive stimulation to heart-rate increases that may be associated with seizures. The AspireSR generator is capable of delivering programmable stimulation comparable to our other VNS Therapy generators and also enables additional stimulation automatically when a patient’s relative heart-rate changes exceed certain variable thresholds. Heart-rate changes may accompany seizure activity in certain patients. The thresholds are programmed by the patient’s physician and can be adjusted to suit individual patient needs.

VNS Therapy for Depression
Major depressive disorder is one of the most prevalent and serious illnesses in the U.S. It affects nearly 19 million Americans 18 years of age or older every year. Published data indicate that approximately one-third of patients with major depressive disorders will not experience remission of their depressive symptoms after four well-delivered, optimized treatment steps using standard antidepressant therapies. Standard treatment methods for depression include antidepressant drugs, psychotherapy and, in some cases, electroconvulsive therapy (“ECT”). First-line therapy often consists of an antidepressant drug. For patients experiencing persistent depression symptoms in spite of appropriate drug treatment, physicians will often switch to a different drug or use two or more drugs in combination. Physicians usually reserve ECT for patients experiencing depression that has not had an adequate response to multiple trials of antidepressant drugs or when they determine that a rapid response to treatment is desirable.
In July 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate anti-depressant treatments. Regulatory bodies in the European Economic Area, Canada, Brazil, Mexico, Australia, Israel and certain other international markets have approved the VNS Therapy System for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode.
In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a national determination of non-coverage within the U.S. with respect to reimbursement of the VNS Therapy System for patients with TRD, significantly limiting access to this therapeutic option for most patients. As a result of lack of access following this determination, we have not engaged in active commercial efforts with respect to TRD in any of our markets. As a result of new clinical evidence, including the completion of a post-approval dosing study, additional evidence published in more than five peer-reviewed journals, we submitted a formal request to CMS for reconsideration of VNS therapy for TRD.  CMS declined our request for reconsideration in May 2013. In October 2013, two Medicare beneficiaries appealed the lack of coverage by Medicare through the Departmental Appeals Board (“DAB”) of the Department of Health and Human Services. In January 2015 the Appeals Board of the Department of Health and Human Services concluded that the record relating to the non-coverage conclusion by CMS is complete and adequately supports the non-coverage determination. Notwithstanding the recent decision from CMS, we intend to re-engage in limited commercial efforts in certain international markets in the future.

Index

VNS Therapy for Chronic Heart Failure
In 2011, we initiated a program to assess the use of our VNS technology for treating patients with CHF. Our system for treating patients with CHF, the VITARIA System, has been specifically designed to deliver autonomic regulation therapy in a manner that promotes improvements in heart function. The VITARIA System includes the same elements as the VNS Therapy System - pulse generator, lead, programming wand and software, programming computer, tunneling tool and accessory pack. The VITARIA System operates by way of a programmable, personalized open-loop stimulation system with the lead attached to either the right or left vagus nerve.
VNS Therapy for Other Indications
In the past we have conducted or supported animal studies or small human pilot studies for the treatment of a number of therapeutic indications, such as traumatic brain injury and fibromyalgia. At this time, we do not have any immediate, specific plans to conduct studies or further develop the VNS Therapy System for additional therapeutic indications; however, we continue to explore ways to expand the use of the VNS Therapy System.

The Mergers
On October 19, 2015, as disclosed in Note 1 to the Condensed Consolidated Financial Statements, and pursuant to the terms of the Merger Agreement, Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company, immediately followed by the merger of Merger Sub with and into Cyberonics, with Cyberonics continuing as the surviving company and as a wholly-owned subsidiary of LivaNova. Following the completion of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed, under the ticker symbol “LIVN”, on NASDAQ and the LSE. As a result of the Mergers, on October 19, 2015, LivaNova issued 48.8 million ordinary shares.
Prior to the Mergers, shares of Cyberonics common stock were registered pursuant to Section 12(b) of the Exchange Act and listed on NASDAQ, and Sorin Ordinary Shares were listed on the Mercato Telematico Azionario organized and managed by Borsa Italiana S.p.A. (the “Italian Stock Exchange”). Shares of Cyberonics common stock and the Sorin ordinary shares were suspended from trading on NASDAQ and the Italian Stock Exchange, respectively, prior to the open of trading on October 19, 2015. NASDAQ filed a Form 25 on Cyberonics’ behalf to provide notice to the U.S. Securities and Exchange Commission (the “SEC”) regarding the withdrawal of shares of Cyberonics common stock from listing and to terminate the registration of such shares under Section 12(b) of the Exchange Act.
The issuance of LivaNova ordinary shares in connection with the Mergers was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Registration Statement on Form S-4 (File No. 333-203510), as amended, filed with the SEC by LivaNova and declared effective on August 19, 2015. Further, pursuant to Rule 12g-3(a) under the Exchange Act, LivaNova is deemed to be a “successor” issuer to Cyberonics. As such, the ordinary shares of LivaNova are deemed to be registered under Section 12(b) of the Exchange Act, and LivaNova is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder.
On October 19, 2015, each ordinary share of Sorin was converted into the right to receive 0.0472 ordinary shares of LivaNova, and each share of common stock of Cyberonics was converted into the right to receive one ordinary share of LivaNova. The fair value of the shares issued as total consideration of the Mergers will be based on Cyberonics' closing stock price of $69.95 per share on October 16, 2015, the last business day prior to the close of the Mergers. Based on the number of outstanding shares of Sorin and Cyberonics as of October 19, 2015, former Sorin and Cyberonics shareholders held approximately 46 percent and 54 percent, respectively, of LivaNova's ordinary shares after giving effect to the Mergers. Due to the limited amount of time since the acquisition date, the preliminary acquisition valuation for the business combination is incomplete at this time. As a result, LivaNova is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill.
Sorin was a multinational corporation and global leader in the field of medical devices for the treatment of cardiovascular diseases. Sorin developed, produced and distributed medical devices for cardiac surgery and the treatment of cardiac rhythm dysfunctions. Through steady growth and expansion, Sorin became a market leader in medical technologies for treating cardiovascular disease, and the global leader in the cardiopulmonary market.
The Mergers are expected to provide both short-term and long-term revenue enhancements and cost savings and synergy opportunities, to increase the diversity of LivaNova’s business mix, and to accelerate the entry into up to three emerging multi-billion-dollar market opportunities in the areas of heart failure, sleep apnea and less invasive mitral valves. The Mergers are also expected to allow LivaNova to utilize and integrate certain Sorin technologies into its existing and future product lines for epilepsy.

Index

Due to the limited amount of time since the acquisition date, the preliminary acquisition valuation for the business combination is incomplete at this time. As a result, LivaNova is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill.
Because the initial accounting for the business combination is incomplete at this time, the Company is unable to provide proforma information of the combined entity.

Product Releases and Future Developments
Our epilepsy product development efforts are directed toward improving the VNS Therapy System, improving its efficacy, and developing new products that provide additional features and functionality. We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, lead and programming software and to introduce new products. We support a variety of studies for our product development efforts and to build clinical evidence for the VNS Therapy System. We will be required to obtain appropriate U.S. and international regulatory approvals, and clinical studies may be a prerequisite to regulatory approvals for some products. Our R&D efforts will require significant funding to complete and may not be successful. Even if successful, additional clinical studies may be needed to achieve regulatory approval and to commercialize any or all new or improved products.
In February 2014, we received CE Mark approval for the AspireSR® generator, and the generator has been commercially available in many European and Middle Eastern countries since late fiscal year 2014. The AspireSR generator is the first and only VNS Therapy System that provides stimulation responsive to heart-rate increases that are often associated with seizures in people with epilepsy. The AspireSR generator delivers programmable passive stimulation comparable to other VNS Therapy generators. The AspireSR generators delivers additional stimulation automatically in response to a patient’s relative heart-rate changes that exceed certain variable thresholds. Heart-rate changes accompany seizure activity in certain patients. The thresholds are programmed by the patient’s physician and can be adjusted to suit individual patient needs. In June, 2015, we announced FDA approval of the generator in the U.S. market.
In February 2015, we received CE Mark approval of our VITARIA System for patients who have moderate to severe heart failure (New York Heart Association Class II/III) with left ventricular dysfunction (ejection fraction < 40%), and who remain symptomatic despite stable, optimal heart failure drug therapy. We commenced a limited market launch in Europe of the VITARIA System, with the first commercial implant in June 2015. The VITARIA System is not available in the U.S. During the quarter ended October 24, 2014, we also initiated a second pilot study, ANTHEM-HFpEF, to study autonomic regulation therapy in patients experiencing symptomatic heart failure with preserved ejection fraction.
During the twelve weeks ended October 18, 2015, we decided that the ProGuardian™ System, which includes an external body-worn sensor and bedside hub that uses advanced cardiac and movement-based seizure detection technology for in-home seizure monitoring, logging and notification, will not be developed commercially. As a result, we fully impaired certain tangible and intangible assets related to the first ProGuardian System product, the ProGuardianREST™ System, resulting in an impairment loss $771,000, which is recorded with depreciation and amortization expense.
We are also working toward new stimulation paradigms and the integration of magnetic resonance imaging compatibility with our leads.
We have invested $17.1 million in two innovative medical device start-up companies. We account for these investments under the cost-method, as we do not exercise significant influence over the investees. We invested in Cerbomed, a privately-held, European development-stage company developing a transcutaneous vagus nerve stimulation (t-VNS) device for several indications, including the treatment of drug-resistant epilepsy. Cerbomed received CE Mark approval for its device for the treatment of epilepsy and depression in March 2010, and has completed a clinical study in Germany to study outcomes in the treatment of refractory epilepsy. We expect Cerbomed to submit a pre-submission to the FDA before May 2016, which will determine the appropriate submission pathway for their device for the treatment of certain types of epilepsy. We hold an exclusive option for the worldwide sale and distribution of this system for the treatment of epilepsy. During the quarter ended July 24, 2015, we partially impaired this investment, refer to “Note 16. Fair Value Measurements” to the condensed consolidated financial statements for further information. In addition, we invested in ImThera Medical, Inc., a privately-held, development-stage, company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea. The ImThera-targeted hypoglossal neurostimulation pivotal clinical study is underway.
Reimbursement
The CMS annually updates and issues its reimbursement rates under the comprehensive Ambulatory Payment Classification (“APC”) system.  We estimate that CMS pays for approximately 25% to 30% of the VNS Therapy System implants performed in the U.S. under Medicare and approximately 20% or more under Medicaid, although this varies by hospital.

Index

The VNS Therapy-related CMS comprehensive APC rates for calendar year 2015 decreased as compared to the calendar year 2014 final rates, by 5.3% for full systems and 0.8% for generator-only replacements. These rate decreases were due to a change in reimbursement methodology whereby CMS reassigned neurostimulation-related procedures within a smaller number of comprehensive APC categories. In November 2015, CMS announced the final APC comprehensive rates for calendar 2016 and the VNS Therapy-related rates increased, as compared to the calendar year 2015 rates, by 2.2% for full systems and 1.5% for generator-only replacements. Future changes in the determination of comprehensive APC reimbursement rates by CMS could result in additional rate reductions and could have an adverse impact on our future operating results. We believe reimbursement or payment rates from private insurers were largely unchanged over the past year.
In May 2007, the CMS issued a national determination of non-coverage within the U.S. with respect to reimbursement of the VNS Therapy System for patients with TRD, significantly limiting access to this therapeutic option for most patients. As a result of lack of access following this determination, we have not engaged in active commercial efforts with respect to TRD in any of our markets. As a result of new clinical evidence, including the completion of a post-approval dosing study, additional evidence published in more than five peer-reviewed journals, we submitted a formal request to CMS for reconsideration of VNS therapy for TRD.  CMS declined our request for reconsideration in May 2013. In October 2013, two Medicare beneficiaries appealed the lack of coverage by Medicare through the DAB of the Department of Health and Human Services. In January 2015 the Appeals Board of the Department of Health and Human Services concluded that the record relating to the non-coverage conclusion by CMS is complete and adequately supports the non-coverage determination. Notwithstanding the recent decision from CMS, we intend to re-engage in limited commercial efforts in certain international markets in the future.
Patents, Licenses and Proprietary Rights
Proprietary protection for our products is important to our business. We seek U.S. and foreign patents on selected inventions, acquire licenses under selected patents of third parties, and enter into confidentiality agreements with our employees, vendors and consultants with respect to technology that we consider important to our business. We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.
Significant Accounting Policies and Critical Accounting Estimates
Basis of Presentation. We have adopted various accounting policies in preparing the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in “Note 1.  Summary of Significant Accounting Policies and Related Data” to the condensed consolidated financial statements included in our 2015 Form 10-K.
Preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in such financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to sales return reserves, amortization periods for, and impairment of, intangible assets, income taxes and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported value of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Form 10-K. The accompanying unaudited condensed consolidated financial statements of Cyberonics and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis. However, final U.S. and state tax returns for Cyberonics will be filed with the Internal Revenue Service that will report the results of the twenty-five weeks ended October 18, 2015, and as a result, we are using the discrete period tax accounting approach, which considers the twenty-five week period ended October 18, 2015 the equivalent of a full annual period rather than an interim period.
Transitional period. The transitional period reported in this Form 10-Q consists of the twelve weeks and the twenty-five weeks ended October 18, 2015 and is not fully comparable to the thirteen weeks and twenty-six weeks ended October 24, 2014.
Merger related expense accrual policy. As of October 18, 2015, we determined that there was no longer a risk that the consummation of the business combination would not occur. As such, we deemed the closing of the Mergers to be probable and elected to accrue the merger expenses triggered by the closing of the Mergers in the period ended October 18, 2015.

Index

Results of Operations
Net Sales
The table below illustrates comparative net product revenue and unit sales by geographic area. Product shipped to destinations outside the U.S. is classified as “International” sales (in thousands except unit sales):

	For the transitional Twelve Weeks Ended	For the Thirteen Weeks Ended
	October 18, 2015	October 24, 2014	% Change
Net product sales
United States	$58,353	$59,939	(2.6)%
International	9,168	13,478	(32.0)%
Total net product sales (1)	$67,521	$73,417	(8.0)%

Unit Sales
United States	2,187	2,525	(13.4)%
International	840	1,081	(22.3)%
Total unit sales (2)	3,027	3,606	(16.1)%

	For the transitional Twenty-Five Weeks Ended	For the Twenty-Six Weeks Ended
	October 18, 2015	October 24, 2014	% Change
Net product sales
United States	$126,080	$118,777	6.1%
International	22,452	26,644	(15.7)%
Total net product sales (1)	$148,532	$145,421	2.1%

Unit Sales
United States	4,851	5,025	(3.5)%
International	2,011	2,105	(4.5)%
Total unit sales (2)	6,862	7,130	(3.8)%

(1)	Net product sales represent revenue from sales of generators, leads and other items related to our device.

(2)	Unit sales are based on the number of generators sold.
The average U.S. selling price increased by 10.7% for the twelve weeks ended October 18, 2015 as compared to the average selling price for the thirteen weeks ended October 24, 2014. The average selling price growth rate for the equivalent prior year period was 3.3%. This increase in the selling price growth rate was primarily due to increased sales of the higher-priced AspireSR generator. We launched the AspireSR generator in the U.S. in the first quarter of fiscal year 2016.
The international average selling price decreased by 9.7% for the twelve weeks ended October 18, 2015 as compared to the average selling price for the thirteen weeks ended October 24, 2014. The average selling price decreased 0.2% for the equivalent prior year period. The decrease in the average selling price for the current period was due primarily to a 5.2% unfavorable foreign currency effect and to increased sales through distributors, which result in lower-margins. The decrease in the average selling price for the equivalent prior period was due to a 2.8% unfavorable foreign currency effect.
The average U.S. selling price increased by 9.6% for the twenty-five weeks ended October 18, 2015 as compared to the average selling price for the twenty-six weeks ended October 24, 2014. The average selling price growth rate for the equivalent prior year period was 2.9%. This increase in the selling price growth rate was primarily due to increased sales of the higher-priced AspireSR generator. We launched the AspireSR generator in the U.S. in the first quarter of fiscal year 2016.

Index

The international average selling price decreased by 11.3% for the twenty-five weeks ended October 18, 2015 as compared to the average selling price for the twenty-six weeks ended October 24, 2014. The average selling price increased 2.4% for the equivalent prior year period. The decrease in the average selling price for the current period was due primarily to a 7.7% unfavorable foreign currency effect and to increased sales through distributors, which result in lower-margins. The increase in the average selling price for the equivalent prior period was due to the initial sales of the higher priced AspireSR generator in Europe.
 Cost of Sales and Expenses
The table below illustrates our cost of sales and major expenses as a percent of net sales:

	For the transitional Twelve Weeks Ended	For the Thirteen Weeks Ended
	October 18, 2015	October 24, 2014	Change in %
Cost of sales	14.1%	9.2%	4.9%
Selling, general and administrative	61.0%	40.3%	20.7%
Research and development	22.6%	14.7%	7.9%
Merger expenses	41.3%	—%	41.3%

	For the transitional Twenty-Five Weeks Ended	For the Twenty-Six Weeks Ended
	October 18, 2015	October 24, 2014	Change in %
Cost of sales	12.8%	9.1%	3.7%
Selling, general and administrative	50.4%	43.0%	7.4%
Research and development	17.0%	14.7%	2.3%
Merger expenses	23.2%	—%	23.2%
Cost of Sales
Cost of sales consists primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components and the MDET. Our cost of sales as a percent of net sales for the twelve and twenty-five weeks ended October 18, 2015 increased 4.9% and 3.7%, respectively, as compared to the prior fiscal year’s periods. This increase was primarily due to the higher cost of the AspireSR generator, including higher patent license royalties, as well as the cost of the new programming tablet required by doctors for the AspireSR generator, which was launched in the U.S. during the quarter ended July 24, 2015. In addition, stock-based compensation expense accounted for 1.2% and 0.5% of the increase in cost of sales for the twelve weeks and twenty-five weeks ended October 18, 2015, respectively, as compared to the prior year periods. Stock-based compensation expense increased primarily due to the accelerated vesting of stock-based employee awards due to the Mergers.
Selling, General and Administrative (“SG&A”) Expense
SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses as a percent of net sales for the twelve weeks and twenty-five weeks ended October 18, 2015 increased 20.7% and 7.4%, respectively, as compared to the prior year periods. The twelve week increase of 20.7%, as compared to the prior period, was primarily due to an 11.4% increase in stock-based compensation expense triggered by the Mergers, a 4.3% increase in sales expense due to increased sales and a 3.2% increase in cash bonus triggered by the Mergers. The twenty-five week increase of 7.4% in SG&A expense as a percent of net sales as compared to the prior period, was primarily the result of a 5.2% increase in stock-based compensation expense and an increase in cash bonus triggered by the Mergers.

Index

Research and Development (“R&D”) Expenses
We incurred R&D expenses related to our product design and development efforts, clinical study programs and regulatory activities. R&D expenses as a percentage of sales for the twelve and twenty-five weeks ended October 18, 2015 increased 7.9% and 2.3%, respectively, as compared to the prior year periods. The twelve week increase of 7.9% was primarily the result of increased stock-based compensation expense triggered by the Mergers, and in addition, during the twelve week period we fully impaired certain tangible and intangible assets related to the first ProGuardian System product, the ProGuardianREST™ System, resulting in an impairment loss of $771,000 charged to R&D. The twenty-five week increase of 2.3% was primarily driven by a 3.2% increase from stock-based compensation triggered by the Mergers and a $2.1 million charge to R&D during the thirteen week period ended July 24, 2015 for the impairment of our investment in the convertible preferred stock of Cerbomed, a privately-held, European company developing a transcutaneous vagus nerve stimulation (t-VNS) device, offset by a decrease in R&D expenses from the completion or reduction of R&D work as a result of our ongoing review of projects and priorities.
Other Income (Expense), Net
Other Income (Expense) of $(113,000) and $164,000 for the twenty-five and twenty-six weeks ended October 18, 2015 and October 24, 2014, respectively, consisted primarily of foreign exchange gains and losses. We operate in a number of international markets and are exposed to the risk of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. We do not currently hedge our foreign currency risks; however, in the future we may choose to do so.
Income Taxes
Our effective tax rates for the twenty-five and twenty-six weeks ended October 18, 2015 and October 24, 2014, were (72.9)% and 36.5%, respectively, representing tax provisions of $5.3 million and $17.7 million, respectively. We recorded permanent differences during the twenty-five weeks ended October 18, 2015 primarily for non-deductible merger costs, executive compensation and other non-deductible expenses that increased our tax expense by $6.3 million and our effective tax rate by (86)%.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents increased by $65.6 million during the twenty-five weeks ended October 18, 2015, primarily because we generated $49.5 million in operating cash flow and transferred $20.0 million in short-term investments to cash and cash equivalents, which was offset by investments in equipment and intangible assets of $4.1 million.

Index

Cash Flows
Net cash provided by (used in) operating, investing and financing activities for the twenty-five and twenty-six weeks ended October 18, 2015 and October 24, 2014, respectively, was as follows (in thousands):

	For the transitional Twenty-Five Weeks Ended	For the Twenty-Six Weeks Ended
	October 18, 2015	October 24, 2014	Change
Operating activities	$49,457	$42,629	$6,828
Investing activities	15,964	(3,859)	19,823
Financing activities	(4)	(24,913)	24,909
Effect of exchange rate changes on cash and cash equivalents	172	(315)	487
Net increase	$65,589	$13,542	$52,047
Operating Activities
Cash provided by operating activities increased by $6.8 million to $49.5 million during the twenty-five weeks ended October 18, 2015 as compared to the twenty-six weeks ended October 24, 2014, primarily due to increased cash flow from operating assets and liabilities of $38.9 million, offset by a decrease in cash flow from net income, net of non-cash expense, of $32.0 million. Non-cash stock-based compensation increased $12.6 million as compared to the prior year primarily due to accelerated vesting of our compensatory stock options and restricted shares triggered by the Mergers. Trade accounts receivable decreased $3.9 million as compared to the prior year due to timing of our sales with a lower proportion of sales later in the period as compared to the prior year. Liabilities increased $38.0 million as compared to the prior year primarily due to increased merger expense liabilities, increased employee bonuses and increased sales related compensation.
Investing Activities
Cash received from investing activities increased by $19.8 million to $16.0 million during the twenty-five weeks ended October 18, 2015, as compared to the twenty-six weeks ended October 24, 2014. The increase was primarily due to the transfer of our $20.0 million certificate of deposit to cash equivalents from short-term investments, which resulted from a change in the maturity period to three months from six months.
Financing Activities
Cash used for our financing activities decreased by $24.9 million during the twenty-five weeks ended October 18, 2015 as compared to the twenty-six weeks ended October 24, 2014, primarily due to a decrease in our treasury stock purchases, offset by increased proceeds from the exercise of options for common stock. Our Board of Directors authorizes purchases of our common stock on the open market. The most recent plan approved by the Board of Directors, in November 2014, was the authorization to repurchase of 1.0 million shares. However, in February 2015, our treasury stock purchase plan under Rule 10b5-1 of the Exchange Act terminated, and we stopped repurchasing shares of our stock.
Liquidity
Our liquidity could be adversely affected by factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” in our 2015 Form 10-K.
As of October 18, 2015, substantially all of our cash balances were generated and held inside the U.S. However, as a result of the Mergers, cash balances may be utilized in any country in which the merged entity operates. We believe that cash held in the U.S. is adequate to fund our anticipated U.S. business activities for the next 12 months, however, as a result of the Mergers, we may obtain additional financing to fund the growth of the future combined business. Under current law, repatriation of cash held outside the U.S., if considered undistributed foreign earnings, is subject to U.S. federal income tax as adjusted for applicable foreign tax credits. We have not provided U.S. income taxes on our undistributed earnings from our foreign subsidiaries. These earnings, which are not material to our consolidated statement of income, are intended to be permanently reinvested outside the U.S.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates and concentration of credit that could adversely affect our consolidated balance sheet, net income and cash flow. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments.

Index

Quantitative and qualitative disclosures about these risks are included in our 2015 Form 10-K in Part II, Item 7A. There have been no material changes from the information provided therein.
ITEM 4.   CONTROLS AND PROCEDURES
Evaluation and Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 18, 2015.
Changes in Internal Control over Financial Reporting
During the twelve weeks ended October 18, 2015, there have been no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance and that may not be known for extended periods of time. Any material legal proceedings are discussed in “Note 9. Commitments and Contingencies - Litigation” in the notes to condensed consolidated financial statements and are incorporated herein by reference. Since the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the costs associated with such proceedings could have a material adverse effect on our consolidated net income, financial position or cash flows.
ITEM 1A.  RISK FACTORS
Our business faces many risks. Any of the risks referenced below or elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business and consolidated financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
The cost, time and effort required to integrate the newly combined businesses may be greater than anticipated.

Refer to “Note 18. Subsequent Event - the Mergers” in the notes to the condensed consolidated financial statements for further information.
For additional detailed discussion of risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Item 1A. Risk Factors” in our 2015 Form 10-K.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (3)
July 25 – August 28, 2015	—	$—	—	—
August 29 – September 25, 2015	—	—	—	—
September 26 – October 18, 2015	73,193	69.9475	—	—

(1)	Shares were purchased to cover employees’ minimum tax withholding obligations related to vested share-based compensation grants.

(2)	Shares purchased at market price.

(3)
On November 18, 2014, the Board of Directors authorized the repurchase of one million shares. However, on February 27, 2015, our treasury stock purchase plan under Rule 10b5-1 of the Exchange Act terminated, and we stopped repurchasing our shares of stock.

Index

ITEM 6.   EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed, or furnished in the case of Exhibit 32.1, with this Form 10-Q.

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the twelve and twenty-five weeks ended October 18, 2015 and the thirteen and twenty-six weeks ended October 24, 2014, (ii) the Condensed Consolidated Statement of Comprehensive Income for the twelve and twenty-five weeks ended October 18, 2015 and the thirteen and twenty-six weeks ended October 24, 2014, (iii) the Condensed Consolidated Balance Sheet as of October 18, 2015 and April 24, 2015, (iv) the Condensed Consolidated Statement of Stockholders’ Equity for the twenty-five weeks ended October 18, 2015 and the twenty-six weeks ended October 24, 2014, (v) the Condensed Consolidated Statement of Cash Flows for the twenty-five weeks ended October 18, 2015 and the twenty-six weeks ended October 24, 2014,  and (vi) the Notes to the Condensed Consolidated Financial Statements.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 2, 2015

LIVANOVA PLC
/s/ VIVID SEHGAL
Vivid Sehgal
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index

INDEX TO EXHIBITS

The exhibits marked with the asterisk symbol (*) are filed, or furnished in the case of Exhibit 32.1, with this Form 10-Q.

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the twelve and twenty-five weeks ended October 18, 2015 and the thirteen and twenty-six weeks ended October 24, 2014, (ii) the Condensed Consolidated Statement of Comprehensive Income for the twelve and twenty-five weeks ended October 18, 2015 and the thirteen and twenty-six weeks ended October 24, 2014, (iii) the Condensed Consolidated Balance Sheet as of October 18, 2015 and April 24, 2015, (iv) the Condensed Consolidated Statement of Stockholders’ Equity for the twenty-five weeks ended October 18, 2015 and the twenty-six weeks ended October 24, 2014, (v) the Condensed Consolidated Statement of Cash Flows for the twenty-five weeks ended October 18, 2015 and the twenty-six weeks ended October 24, 2014,  and (vi) the Notes to the Condensed Consolidated Financial Statements.