Form 10-Q/A
period 2015-10-18
LivaNova PLC
filed 2015-12-08
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ------------------------
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 (this “Amendment”) to LivaNova PLC’s Quarterly Report on Form 10-Q for the transitional period ending October 18, 2015 (the “Original Report”) amends the Original Report as filed with the U.S. Securities and Exchange Commission on December 2, 2015, solely for the purpose of correcting a clerical error in the signature lines of Exhibits 31.1, 31.2 and 32.1 to the Original Report. This Amendment clarifies that the certifications included in such exhibits were signed by the signatories specified therein on the date of the Original Report.
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