Form 10-KT
period 2015-12-31
LivaNova PLC
filed 2016-03-04
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-K/T

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 25, 2015 to December 31, 2015
Commission file number: 001-37599
LivaNova PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-1268150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
 5 Merchant Square, North Wharf Road
London, United Kingdom
W2 1AY
(Address of principal executive offices)
(Zip Code)
Registrant’s telephone number, including area code:
(44) 800 975 8080
____________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered
Ordinary Shares — £1.00 par value per share	The NASDAQ Stock Market LLC
 Securities registered pursuant to Section 12(g) of the Act:  None
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/T or any amendment to this Form 10-K/T.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 18, 2015, the last business day of the most recently completed, transitional second fiscal quarter of Cyberonics, Inc. (the predecessor registrant to LivaNova PLC) and as of December 31, 2015, the last business day of the registrant’s most recently completed transitional year, based upon the last sales price reported for such dates on the NASDAQ Global Market was approximately $1,035 million and $2,039 million, respectively. For purposes of this disclosure, ordinary shares held by persons who hold more than 5% of the outstanding ordinary shares and shares held by executive officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.
As of February 24, 2016, 48,876,465 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of LivaNova PLC for the 2016 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2015, are incorporated by reference into Part III of this Report on Form 10-K/T.

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
On October 19, 2015, as further described herein, and pursuant to the terms of a definitive Transaction Agreement entered into by LivaNova, Cyberonics, Sorin and Merger Sub, dated March 23, 2015, Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company, immediately followed by the merger of Merger Sub with and into Cyberonics, with Cyberonics continuing as the surviving company and as a wholly owned subsidiary of LivaNova. As a result of these mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin. On October 19, 2015, LivaNova’s ordinary shares were listed for trading on the NASDAQ Global Market and admitted to listing on the standard segment of the United Kingdom Financial Conduct Authority’s Official List and to trading on the Main Market of the London Stock Exchange under the trading symbol “LIVN.”
In this Report on Form 10-K/T, LivaNova, as the successor company to Cyberonics, is reporting (in accordance with generally accepted accounting principles in the United States) the results for Cyberonics and its consolidated subsidiaries for the period April 25, 2015 to October 18, 2015 and the consolidated results of LivaNova’s combined businesses through December 31, 2015, which reflecting the reverse acquisition of Sorin (for accounting purposes) on October 19, 2015, includes the results of Sorin and its consolidated subsidiaries following completion of the Mergers.

LIVANOVA PLC

In this Report on Form 10-K/T, “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.
This report contains references to proprietary intellectual property, including among others:

•
Trademarks for our VNS therapy systems, the VNS Therapy® System, the VITARIA™ System and our proprietary Pulse generators products: Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse®), Model 104 (Demipulse Duo®), Model 105 (AspireHC®) and the Model 106 (AspireSR®).

•	Trademarks for our Oxygenators product systems: Inspire™, Heartlink™ and Connect™.

•
Trademarks for our line of surgical tissue and mechanical valve replacements and repair products: MitroflowTM, Crown PRTTM, Solo SmartTM, Crown PRTTM, Solo SmartTM, PercevalTM, Carbomedics StandardTM, Top HatTM, Reduced Series Aortic ValvesTM, Carbomedics Carbo-SealTM, Carbo-Seal ValsalvaTM, Carbomedics StandardTM, OrbisTM and OptiformTM, and Mitral valve repair products: Memo 3DTM, Memo 3D ReChordTM, AnnuloFloTM and AnnuloFlexTM.

•	Trademarks for our implantable cardiac pacemakers and associated services: REPLY 200TM, ESPRITTM, KORA 100TM, SafeRTM, the REPLY CRT-PTM and the remede® System.

•	Trademarks for our Implantable Cardioverter Defibrillators and associated technologies: the INTENSIATM, PLATINIUMTM, and PARADYMTM product families.

•
Trademarks for our cardiac resynchronization therapy devices, technologies services: SonRTM, SonRtipTM, SonR CRTTM, the INTENSIATM, PARADYM RFTM and PARADYM 2TM product families and the Respond CRTTM clinical trial.

•	The trademarks for heart failure treatment product, Equilia™.
These trademarks and tradenames are the property of LivaNova or the property of our consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, our trademarks and tradenames referred to in this Report on Form 10-K/T may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.
________________________________________

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Report on Form 10-K/T, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, statements about the benefits of the business combination of Sorin and Cyberonics, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Report on Form 10-K/T. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in the “Risk Factors” section of this Report on Form 10-K/T, the Registration Statement on Form S-4, previous or future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K as well as other documents that have been or will be filed with the SEC by LivaNova; business and financial risks inherent to the industries in which LivaNova operates; our ability to hire and retain key personnel; our ability to attract new customers and retain existing customers in the manner anticipated; the reliance on and integration of information technology systems; changes in legislation or governmental regulations affecting LivaNova; changes relating to competitive factors in the industries in which LivaNova operates; international, national or local economic, social or political conditions that could adversely affect LivaNova, its partners or its customers; conditions in the credit markets; risks associated with assumptions made in connection with critical accounting estimates and legal proceedings; our organizational and governance structure; risks that the businesses of legacy Cyberonics and Sorin (together, the “combined companies”) will not be integrated successfully or that the combined companies will not realize estimated cost savings, value of certain tax assets, synergies and growth, or that such benefits may take longer to realize than expected; the inability of LivaNova to meet expectations regarding the timing, completion and accounting of tax treatments; risks relating to unanticipated costs of integration, including operating costs, customer loss or business disruption being greater than expected; reductions in customer spending, a slowdown in customer payments and changes in customer demand for products and services; LivaNova’s international operations, which are subject to the risks of currency fluctuations and foreign exchange controls; and the potential of international unrest, economic downturn or effects of currencies, tax assessments, tax adjustments, anticipated tax rates, raw material costs or availability, benefit or retirement plan costs or other regulatory compliance costs.

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

The following discussion and analysis should be read in conjunction with and are qualified in their entirety by reference to the discussions included in Item 1A. Risk Factors, Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations and elsewhere in this Report on Form 10-K/T.

PART I
Item 1.  Business
Overview
LivaNova (formerly known as Sand Holdco PLC and Sand Holdco Limited) is a public limited company incorporated under the laws of England and Wales. Headquartered in London, United Kingdom (“U.K.”), LivaNova, is a global medical device company focused on the development and delivery of important therapeutic solutions for the benefit of patients, healthcare professionals and healthcare systems throughout the world. Working closely with medical professionals in the fields of Cardiac Surgery, Neuromodulation and Cardiac Rhythm Management, we design, develop, manufacture and sell innovative therapeutic solutions that are consistent with our mission to improve our patients’ quality of life, increase the skills and capabilities of healthcare professionals and minimize healthcare costs.
The Mergers
LivaNova was formed, along with its wholly owned subsidiary, Cypher Merger Sub, Inc., a Delaware corporation (“Merger Sub”), on February 20, 2015 for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation (“Cyberonics”), and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”). On October 19, 2015, pursuant to the terms of a definitive transaction agreement entered into by LivaNova, Cyberonics, Sorin and Merger Sub, dated March 23, 2015 (the “Merger Agreement”), Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company (the “Sorin Merger”), immediately followed by the merger of Merger Sub with and into Cyberonics, with Cyberonics continuing as the surviving company and as a wholly owned subsidiary of LivaNova (the “Cyberonics Merger,” and together with the Sorin Merger, the “Mergers”).
As a result of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin. On October 19, 2015, LivaNova’s ordinary shares were listed for trading on the NASDAQ Global Market (“NASDAQ”) and admitted to listing on the standard segment of the U.K. Financial Conduct Authority’s Official List and to trading on the Main Market of the London Stock Exchange (the “LSE”) under the trading symbol “LIVN.” As a result of the Mergers, on October 19, 2015, LivaNova issued 48.8 million ordinary shares.
Prior to the Mergers, shares of Cyberonics common stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (as amended (the “Exchange Act”), and listed on NASDAQ, and Sorin ordinary shares were listed on the Mercato Telematico Azionario organized and managed by Borsa Italiana S.p.A. (the “Italian Stock Exchange”). Shares of Cyberonics common stock and the Sorin ordinary shares were suspended from trading on NASDAQ and the Italian Stock Exchange, respectively, prior to the opening of trading on October 19, 2015. NASDAQ filed a Form 25 on Cyberonics’ behalf to provide notice to the United States Securities and Exchange Commission (the “SEC”) regarding the withdrawal of shares of Cyberonics common stock from listing and to terminate the registration of such shares under Section 12(b) of the Exchange Act.
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
On October 19, 2015, each ordinary share of Sorin was converted into the right to receive 0.0472 ordinary shares, par value £1.00 per share, of LivaNova (each an “Ordinary Share” and, collectively the “Ordinary Shares”), and each share of common stock of Cyberonics was converted into the right to receive one Ordinary Share. Based on the number of outstanding shares of Sorin and Cyberonics as of October 19, 2015, former Sorin and Cyberonics shareholders held approximately 46 percent and 54 percent, respectively, of LivaNova’s Ordinary Shares immediately after giving effect to the Mergers.
The Mergers were accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with Cyberonics treated as the acquiring company in the Mergers for accounting purposes. Upon the consummation of the Mergers, the historical financial statements of Cyberonics became our historical financial statements.
The Mergers are expected to provide revenue enhancements, cost savings, opportunities for synergies and to increase the size and scale of LivaNova’s revenue, provide greater geographic and product diversity and to enhance growth opportunities in three emerging markets in the areas of heart failure, sleep apnea and percutaneous mitral valves. The Mergers are also expected to allow LivaNova to utilize and integrate certain Sorin technologies into its existing and future product lines for epilepsy treatments.

Business Units and the New Ventures
Upon completion of the Mergers, we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. LivaNova is now comprised of three principal Business Units: Neuromodulation, Cardiac Surgery and Cardiac Rhythm Management, corresponding to three main therapeutic areas. These Business Units represent a strategic combination of the historic business operations of legacy Cyberonics and Sorin, aligned to best serve our customers and capitalize upon the benefits of the Mergers. The historic Cyberonics operations are included under the Neuromodulation Business Unit, and the historical Sorin businesses are included in our Cardiac Surgery and Cardiac Rhythm Management Business Units. Corporate activities include corporate business development (New Ventures). New Ventures is focused on new growth platforms and identification of other opportunities for expansion.
We currently function in three reportable segments that primarily manufacture and sell device-based medical therapies. Our operating segments with each of their reported net sales for fiscal year 2015, along with their related divisions and businesses, are as follows:

•	Cardiac Surgery (Transitional Period 2015 net sales of $148 million)

◦	Cardiopulmonary

◦	Heart Valves

•	Cardiac Rhythm Management (Transitional Period 2015 net sales of $52 million)

•	Neuromodulation (Transitional Period 2015 net sales of $215 million)
For further information regarding the Mergers, our business segments, historical financial information and our methodology for the presentation of financial results, please refer to the consolidated financial statements and accompanying notes beginning on page F-1 of this Report on Form 10-K/T.
Neuromodulation
Our Neuromodulation Business Unit designs, develops and markets neuromodulation-based medical devices for the treatment of epilepsy and depression.
VNS Therapy System
Our seminal neuromodulation product, the VNS Therapy® System, is an implantable device authorized for the treatment of drug-resistant epilepsy and treatment-resistant depression (“TRD”). The VNS Therapy System consists of: an implantable pulse generator and connective lead that work to stimulate the vagus nerve; surgical equipment to assist with the implant procedure; equipment and instruction manuals enabling a treating physician to set parameters for a patient’s pulse generator; and magnets to manually suspend or induce nerve stimulation. The VNS Therapy pulse generator and lead are surgically implanted in a subcutaneous pocket in the upper left chest area, generally during an out-patient procedure; the lead (which does not need to be removed to replace a generator battery) is connected to the pulse generator and tunneled under the skin to the vagus nerve in the lower left side of the patient’s neck.
VNS for the treatment of epilepsy. Globally, there are several broad types of treatment available to persons with epilepsy: multiple seizure medications, various forms of the ketogenic diet, vagus nerve stimulation, resective brain surgery, trigeminal nerve stimulation, responsive intracranial neurostimulation and deep brain stimulation. Seizure medications typically serve as a first-line treatment and are prescribed for virtually all patients diagnosed with epilepsy. After two seizure medications fail to deliver seizure control, the epilepsy is defined as drug-resistant, at which point, adjunctive non-drug options are considered, including VNS therapy, brain surgery and a ketogenic diet.
In the United States (“U.S.”), our VNS Therapy System was the first medical device treatment approved by the U.S. Food and Drug Administration (the “FDA”) for refractory drug resistant epilepsy in adults and adolescents over 12 years of age and is indicated for use as an adjunctive therapy in reducing the frequency of seizures. Other worldwide regulatory bodies have also approved the VNS Therapy System for the treatment of epilepsy, many without age restrictions or seizure-type limitations. Patients with epilepsy can also use a small, handheld magnet provided with our VNS Therapy System to activate or inhibit stimulation manually. We sell a number of VNS product models for the treatment of epilepsy, including our Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse®), Model 104 (Demipulse Duo®) and Model 105 (AspireHC®) pulse generators. To date, an estimated 92,000 patients have been treated with VNS Therapy System for epilepsy.

In addition to these models, we also offer the Model 106 (AspireSR®) generator in Europe and other international markets. Our Aspire SR generator provides the benefits of VNS therapy, with an additional feature: automatic stimulation in response to detection of changes in heart rate indicative of a seizure. The AspireSR generator is capable of delivering additional stimulation automatically by responding to a patient’s relative heart-rate changes that exceed certain variable thresholds. Heart-rate changes accompany seizure activity in certain patients. The thresholds are programmed by the patient’s physician and can be adjusted to suit the patient’s level of physical activity or for other reasons. On June 2, 2015, we announced FDA approval of the AspireSR generator for sale in the United States and sales have commenced.
VNS for the treatment of TRD. Major depressive disorder is one of the most prevalent and serious illnesses in the United States. It affects nearly 19 million Americans 18 years of age or older every year. In July 2005, the FDA approved our VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who have not had an adequate response to multiple anti-depressant treatments. Regulatory bodies in the European Economic Authority (“EEA”), Canada, Brazil, Mexico, Australia, Israel and certain other international markets have approved our VNS Therapy products for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode. To date, an estimated 4,100 patients worldwide have been treated with the VNS Therapy System for depression.
Customers and Competitors-Neuromodulation Products
The primary medical professionals who use Neuromodulation products are neurologists and neurosurgeons, although customers are hospitals and healthcare systems, and in some cases, government health departments. Primary medical device competitors in the Neuromodulation product group are NeuroPace, Inc. and Medtronic Global.
Neuromodulation Recent Developments
Our epilepsy product development efforts are directed toward improving the VNS Therapy System, improving its efficacy, and developing new products that provide additional features and functionality. We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, lead and programming software and to introduce new products. We support studies for our product development efforts and to build clinical evidence for the VNS Therapy System. We will be required to obtain appropriate U.S. and international regulatory approvals, and clinical studies may be a prerequisite to regulatory approvals for some products. Our research and development (“R&D”) efforts will require significant funding to complete and may not be successful. Even if successful, additional clinical studies may be needed to achieve regulatory approval and to commercialize any or all new or improved products.
In June 2015, the FDA approved AspireSRTM for commercialization in the United States. Growth of VNS Therapy products has been strong during the period following this approval. Acceptance of the new product, as evidenced by the proportion of generators sold, has been high, and pricing obtained for the product is higher than for previously released products.
Several development projects have been either terminated or halted during the last year, including the planned development of a wirelessly enabled generator, and an external device planned to be used to warn or notify patients of impending or actual seizures. The temporary or permanent change in development priorities has been due to both technological issues as well as the possible advantages arising from the Mergers, which could allow for adoption of technologies previously developed by Sorin.
We invested approximately $5.1 million in Cerbomed GmbH (“Cerbomed”), a privately held, European development-stage company developing a transcutaneous vagus nerve stimulation (t-VNS) device for several indications, including the treatment of drug-resistant epilepsy. Cerbomed received Conformité Européenne (“CE”) Mark approval for its device for the treatment of epilepsy and depression in March 2010, and has completed a clinical study in Germany to study outcomes in the treatment of refractory epilepsy. During the quarter ended January 23, 2015, we invested an additional €1.0 million, or $1.2 million, in convertible preferred stock. During the transitional period April 25, 2015 to December 31, 2015, we determined that our investment in Cerbomed was fully impaired and we recorded a loss of $5.1 million.
In May 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued a national determination of non-coverage within the United States with respect to reimbursement of the VNS Therapy System for patients with TRD, significantly limiting access to this therapeutic option for most patients. As the result of lack of access following this determination, we have not engaged in active commercial efforts with respect to TRD in any of our markets, however, in the future we intend to re-engage in limited commercial efforts in certain international markets. As a result of new clinical evidence, including the completion of a post-approval dosing study and other studies that have resulted in more than five recent publications in peer-reviewed journals, we submitted a formal request to CMS for reconsideration of VNS therapy for TRD.  CMS declined our request for reconsideration in May 2013. In October 2013, two Medicare beneficiaries appealed the lack of coverage by Medicare through the Departmental Appeals Board (“DAB”) of the Department of Health and Human Services. In January

2015, DAB concluded that the record relating to the non-coverage conclusion by CMS is complete and adequately supports the non-coverage determination.
Cardiac Surgery Business Unit
LivaNova’s Cardiac Surgery (“CS”) Business Unit is engaged in the development, production and sale of cardiovascular surgery products, including oxygenators, heart-lung machines, perfusion tubing systems, cannulae and accessories, and systems for autotransfusion and autologous blood washing, as well as implantable prostheses for the replacement or repair of heart valves.
Cardiopulmonary Products
During conventional coronary artery bypass graft procedures and heart valve surgery, the patient’s heart is temporarily stopped, or arrested. The patient is placed on an extracorporeal circulatory support system that temporarily functions as the patient’s heart and lungs and provides blood flow to the body. Our products include systems to enable cardiopulmonary bypass, including heart-lung machines, oxygenators, perfusion tubing sets, cannulae and accessories, as well as related equipment and disposables for autotransfusion and autologous blood washing, for neonatal, pediatric and adult patients. Our primary cardiopulmonary products include:

Heart-lung machines. The heart-lung machine (“HLM”) product group includes heart-lung machines, heater-coolers, related cardiac surgery equipment and maintenance services.

Oxygenators and perfusion tubing systems. The oxygenators product group, which includes oxygenators and other disposable devices for extracorporeal circulation, also achieved significant growth, especially in the United States, Europe and Japan, largely driven by the successful rollout of the new InspireTM, HeartlinkTM and ConnectTM system. The Inspire range of products, comprised of 12 models, will enable perfusionists to replace the existing oxygenator lines with more advanced systems capable of delivering better performance and greater flexibility. The total modularity of this new range of products will also help reduce production time and costs, providing perfusionists with a more customized approach to further benefit patients.

ConnectTM. ConnectTM is our innovative and intuitive perfusion charting system. Focused on real time and retrospective calculations and trending tools, ConnectTM assists perfusionists with data management during and after cardiopulmonary bypass. InspireTM, HeartlinkTM and ConnectTM products can all be integrated with our HLM machines to deliver a unique perfusion solution combining hardware components, disposable devices and data management systems.

Autotransfusion systems. One of the key elements for a complete blood management strategy is autotransfusion, which involves the collection, processing and reinfusion of the patient’s own blood that is lost at the surgical site during the peri-operative period.

Cannulae. Our cannulae product family, which is part of the oxygenator product group, are perfusion tubing sets used to connect the extracorporeal circulation to the heart of the patient during cardiac surgery.

Customers and Competitors-Cardiopulmonary Products
The primary medical professionals who use our cardiopulmonary products are perfusionists and cardiac surgeons. Primary competitors in the cardiopulmonary product group are Terumo Medical Corporation, Maquet Medical Systems, Medtronic Global and Haemonetics Corporation.
Cardiopulmonary Developments
In December 2015, we received an FDA Warning Letter (the “Warning Letter”) alleging certain violations of FDA regulations applicable to medical device manufacturers at the Munich, Germany and Arvada, Colorado manufacturing facilities. The Warning Letter included an immediate prohibition on the importation of 3T Heater Cooler devices to the United States, though the Warning Letter did not request that existing users cease using the 3T Heather Cooler device. We take these matters seriously and are working diligently to resolve the concerns raised by the FDA and to reduce any adverse impact this import restriction will have on existing U.S. customers of 3T Heater Cooler devices. We believe that the FDA’s concerns can be resolved without a material impact on our financial results. Manufacturing and shipment of all of the Company’s products other than the 3T Heater Cooler are unaffected by this limitation at the present time and will continue as normal. For further information, please refer to “Note 16. Commitments and Contingencies - Litigation and Regulatory Proceedings” in our consolidated financial statements included in this Report on Form 10-K/T.

Heart Valves and Repair Products
We offer a comprehensive line of products to treat a variety of heart valve disorders, including a complete line of surgical tissue and mechanical valve replacements and repair products for damaged or diseased heart valves. Our heart valves and repair product offerings include:

Tissue heart valves. Our tissue valves include the MitroflowTM aortic pericardial tissue valve with phospholipid reduction treatment (“PRT”) which is designed to mitigate valve calcification, and the Crown PRTTM and Solo SmartTM aortic pericardial tissue valves. Crown PRTTM is the latest advancement in stented aortic bioprosthesis technology, featuring surgeon-friendly design, PRT technology, and state-of-the-art hemodynamic and durability performance. Crown PRTTM enables intuitive intraoperative handling through a short rinse time, enhanced ease of implant through visible markers and improved radiographic visualization through dedicated X-ray markers. Our Solo SmartTM aortic pericardial tissue valve is an innovative, completely biological aortic heart valve with no synthetic material and a removable stent. Solo SmartTM provides the ease of implantation of a stented valve with the hemodynamic performance of a stentless valve.

Self-anchoring tissue heart valves. PercevalTM is LivaNova’s sutureless bioprosthetic device designed to replace a diseased native valve or a malfunctioning prosthetic aortic valve using either traditional or minimally invasive heart surgery techniques. PercevalTM incorporates a unique technology that allows 100% sutureless positioning and anchoring at the implantation site. This, in turn, offers the potential benefit of reducing the time the patient spends in cardiopulmonary bypass. To date, over 12,000 patients worldwide benefit from the PercevalTM valve.

Mechanical heart valves. Our wide range of mechanical valve offerings includes the Carbomedics StandardTM, Top HatTM and Reduced Series Aortic ValvesTM, as well as the Carbomedics Carbo-SealTM and Carbo-Seal ValsalvaTM aortic prostheses. We also offer the Carbomedics StandardTM, OrbisTM and OptiformTM mechanical mitral valves.
Heart valve repair products. Mitral valve repair is a well-established solution for patients suffering from a leaky mitral valve, or mitral regurgitation. LivaNova offers a wide range of mitral valve repair products, including the Memo 3DTM and Memo 3D ReChordTM, AnnuloFloTM and AnnuloFlexTM.
Customers and Competitors-Heart Valves
The primary medical professionals who use our heart valve products are cardiac surgeons. Primary competitors in the heart valve business are Edwards Lifesciences, St. Jude Medical and Medtronic Global.
Heart Valve Developments
In January 2016, we announced FDA approval of both our Perceval valve and Crown PRT valve, and we will begin commercial distribution of the device in the United States over the coming year.
In the production area, we entered into a supply agreement in March 2013 for the production of components for the LotusTM system, Boston Scientific Corporation’s second-generation device for transcatheter aortic valve replacement (“TAVR”). Under the terms of the agreement, LivaNova continues to perform some of the stages of production of the tissue valve at our manufacturing facility in Vancouver, Canada.

Cardiac Rhythm Management Business Unit
The Cardiac Rhythm Management (“CRM”), Business Unit develops, manufactures and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. These products include implantable devices, leads and delivery systems and information systems for the management of patients with CRM devices.
Cardiac Rhythm Management Products
The following are the principal products offered by the CRM Business Unit:
Implantable Cardiac Pacemakers. A pacemaker is a battery-powered device implanted in the chest that delivers electrical impulses to treat bradycardia, a condition of abnormally slow heart rhythms or unsteady heart rhythms that cause symptoms such as dizziness, fainting, fatigue and shortness of breath. Our pacemakers include the REPLYTM and ESPRITTM models, which have received both FDA clearance and CE mark certification, and the KORA 100TM model which has received CE mark certification. In 2015, we launched in Europe Kora 250TM pacemakers. LivaNova’s latest generation of pacemaker systems is compatible with certain MRI machines.
Implantable Cardioverter Defibrillators. Implantable Cardioverter Defibrillators (“ICDs”) continually monitor the heart and deliver therapy when an abnormal heart rhythm, such as tachyarrhythmia, or rapid heart rhythm, occurs and leads to sudden cardiac arrest. Our latest generation ICD is the PLATINIUMTM, which has CE mark certification and which features industry leading battery longevity, advanced shock reduction technology and a contoured shape with thin, smooth, edges that better fits inside the body. Other ICDs include the PARADYMTM family of ICDs. PLATINIUM was approved in Europe in the second quarter of 2015 and in Japan in the fourth quarter of 2015.
Implantable Cardiac Resynchronization Therapy Devices. Implantable Cardiac Resynchronization Therapy devices (“CRT-Ds”) treat heart failure patients by altering the abnormal electrical sequence of cardiac contractions by sending tiny electrical impulses to the lower chambers of the heart to help them beat in a more synchronized fashion. Our latest generations of CRT-Ds use the SonRTM technology that provides heart failure patients with automatic and frequent hemodynamic CRT optimization both at rest and exercise using a unique hemodynamic sensor embedded in the SonRtipTM atrial sensing/pacing lead. SonRTM technology is found in INTENSIATM, PARADYM RFTM, PARADYM 2TM and the most recent PLATINIUMTM families of CRT-Ds. We have FDA approval for the PARADYM RFTM CRT-D.
Patient Management Tools. Our Smartview system enables remote monitoring of patients with certain Sorin ICDs and CRT-Ds, by enabling transmission of data from the patient’s ICD or CRT-D to their healthcare provider using a portable monitor that is connected to the patient’s telephone line.
Customers and Competitors-Cardiac Rhythm Management
The primary medical specialists who use our CRM products include electrophysiologists, implanting cardiologists, heart failure specialists and cardiac surgeons. Primary competitors in the CRM business are Medtronic Global, St. Jude Medical, Boston Scientific and Biotronik.
Cardiac Rhythm Management Developments
In November 2015, we launched the PLATINIUM ICD referred to above in Europe. During 2015, we continued the development of our IS4 PLATINIUM CRTD with SonR dedicated to the use of quadripolar left ventricular catheters with IS-4 compatibilities. The development of new ranges of leads for defibrillation and left ventricular stimulation also enjoyed significant progress with the completion of the pre-qualification phase.
In June 2015, we announced the European launch of a full body MRI conditional pacemaker, the KORA 250. The KORA 250 is equipped with our proprietary Automatic MRI mode. In addition, the device is designed to proactively manage comorbidities, including a pacing mode that manages all types of atrioventricular block (“AV”), referred to as “SafeR”, and the ability to monitor patients for severe sleep apnea using Sleep Apnea Monitoring (“SAM”). The KORA 250 has now been approved for sale in Japan and is being launched in Japan in the first quarter of 2016.
In June 2013, following FDA approval to initiate a clinical trial under an Investigational Device Exemption (“IDE”), the first patients were enrolled in the United States in the Respond CRT clinical trial. The purpose of this trial is to assess the safety and effectiveness of the SonR CRTTM system in patients affected by advanced heart failure. Respond CRTTM is a multi-center, prospective, randomized, two-arm, double-blind trial, with more than 1,000 patients in the United States and other countries. In October 2014, we announced having completed enrollment in the Respond CRTTM clinical trial, enrolling 1,039 patients in the study. The results of this clinical trial are expected to be published in 2016.

During 2014, we executed a joint venture with MicroPort Scientific Corporation to enter China’s CRM market, and in the same year also completed the acquisition of Oscor Inc.’s CRM leads business, including a manufacturing facility in the Dominican Republic. In particular, the joint venture agreement with MicroPort Scientific Corporation to market and develop CRM devices in China will enable LivaNova to establish a local presence in China and accelerate its penetration of the rapidly growing Chinese market. The joint venture is based in Shanghai and became operational in the first half of 2014. MicroPort owns 51% of the joint venture, and LivaNova owns the remaining 49%.
New Ventures - Heart Failure, Sleep Apnea and Mitral Regurgitation
Overview
LivaNova’s New Ventures (“New Ventures”) group, or corporate business development, was created to evaluate growth opportunities and new potential areas of investment for the Company to expand our product portfolio to meet emerging patient needs.
In particular, New Ventures now focuses on innovative technologies to treat three main pathologies: heart failure, sleep apnea and mitral valve regurgitation, areas of unmet clinical need where there is no optimal therapeutic solution for the majority of patients. New Ventures partners with public and private institutions and medical startups to develop future therapeutic solutions in these areas, focusing in particular on neurostimulation to treat heart failure and percutaneous valve repair or replacement to treat mitral regurgitation.
Heart failure occurs when the heart is no longer able to pump enough blood to meet the needs of the body. This may result from narrowed arteries or high blood pressure, which gradually leave the heart too weak to fill and pump efficiently. It is a chronic, progressive disease. Treatment depends on the heart failure stage and severity. ICDs or CRT-Ds may be indicated at a certain stage. There is also ample clinical proof that heart failure accompanies autonomic imbalance, demonstrating increased sympathetic activity and a reduced parasympathetic activation, which overstress and fatigue the heart. Stimulation of the vagus nerve (parasympathetic) could counterbalance the sympathetic system overactivation in heart failure.
Mitral regurgitation occurs when the heart’s mitral valve does not close tightly, which allows blood to flow backwards in the heart. This reduces the amount of blood that flows to the rest of the body, making the patient feel tired or out of breath. Treatment depends on the nature and the severity of mitral regurgitation. In certain cases, heart surgery may be needed to repair or replace the valve. Left untreated, severe mitral valve regurgitation can cause heart failure or heart rhythm problems (arrhythmias).
Sleep apnea is a serious sleep disorder that occurs when a person's breathing is interrupted during sleep.  People with untreated sleep apnea stop breathing repeatedly during sleep, sometimes hundreds of times per night. This disrupts oxygen supply to the brain and other parts of the body and, if left untreated, can lead to serious health consequences such as heart failure and other cardiac disorders, hypertension, stroke, and diabetes.  There are two main kinds of sleep apnea: central sleep apnea (“CSA”) and obstructive sleep apnea (“OSA”).  These have different causes, as well as different treatments.
Therapies and Projects
Heart failure. In the heart failure area, New Ventures is currently managing three internal neurostimulation projects: Equilia, VITARIA and Intense, each aimed at treating heart failure through vagus nerve stimulation. Equilia is a first-generation device that benefited from our acquisition of the Belgian company Neurotech SA in 2012, which enhanced our technical expertise and intellectual property in the field of neurostimulation. The successful implantation of the first Equilia™ neurostimulation system device occurred in February 2015 as part of the Vanguard (Vagal Nerve Stimulation Safeguarding Heart Failure) clinical trial. The aim of the system is to treat heart failure through stimulation of the vagus nerve.
In February 2015, we also received CE Mark approval of our VITARIA System for patients who have moderate to severe heart failure (New York Heart Association Class II/III) with left ventricular dysfunction (ejection fraction < 40%) and who remain symptomatic despite stable, optimal heart failure drug therapy. The VITARIA System provides a specific method of VNS called autonomic regulation therapy (“ART”), and it includes the same elements as the VNS Therapy System - pulse generator, lead, programming wand and software, programming computer, tunneling tool and accessory pack - without the patient kit with magnets. We conducted a pilot study, ANTHEM-HF, outside the United States, which concluded during the quarter ended October 24, 2014. The study results support the safety and efficacy of ART delivered by the VITARIA System. We submitted the results to our European Notified Body, DEKRA, and on February 20, 2015, we received CE Mark approval. We commenced a limited market launch in Europe of the VITARIA System, with the first commercial implant in early June 2015. The VITARIA System is not available in the U.S. During the quarter ended October 24, 2014, we also initiated a second pilot study, ANTHEM-HFpEF, to study ART in patients experiencing symptomatic heart failure with preserved ejection fraction. This pilot study is currently underway outside the United States.

The other principal New Ventures heart failure initiative, Intense, is a broader project that is partially subsidized by the French government through Banque Publique d’Investissement (“BPI”). In the Intense project, LivaNova is, as was Sorin, the leader of a consortium consisting of academic, clinical, and business partners. The objective of this project is to bring to market a second-generation device that is capable of customizing treatment based on automation and selectivity features.
With the completion of the Mergers, the New Ventures is continuing to evaluate the appropriate course of action for future development. This will include further evaluation of each product and possible additional clinical trials designed to determine efficacy of this treatment.
Sleep apnea. In 2014, we completed a $20 million minority investment in Respicardia, a U.S.-based developer of implantable therapies designed to improve respiratory and cardiovascular health. Respicardia has developed the first fully implantable device for the treatment of CSA. CSA is a type of sleep-disordered breathing that disturbs the normal breathing pattern during sleep, adversely affects patients’ overall cardiovascular health and affects over five million patients worldwide. Over one-third of heart failure patients suffer from CSA, with many patients experiencing a worsening of heart failure symptoms and an increased risk of death. Today there is a significant unmet clinical need for more effective therapeutic solutions to better manage patients with CSA.
Respicardia’s remedç® System is a pacemaker-like device that delivers electrical pulses to the phrenic nerve via an implantable transvenous lead, which restores a more natural, less disrupted breathing pattern. The remedç® System received CE mark certification in 2010 and is currently being evaluated in a U.S. randomized, controlled IDE pivotal trial. Our initial investment in Respicardia has financed ongoing clinical testing of the technology and represents an ideal complement to our innovative therapeutic solutions for heart failure patients. Under the terms of this transaction, we also acquired the exclusive right to distribute the remedç® System in selected European countries and an exclusive option to acquire Respicardia in the future. Respicardia expects to complete a U.S. clinical trial in the first half of 2016, and if the trial is successful, apply for FDA approval in the second half of 2016.
We have also invested $12.0 million in ImThera Medical, Inc. (“ImThera”), a privately held, emerging-sector, company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea. In November 2014, ImThera announced that the FDA approved an IDE for their targeted hypoglossal neurostimulation pivotal clinical study and patient enrollment has commenced.
Mitral valve regurgitation. LivaNova has also invested in three mitral valve startups. Cardiosolutions Inc., a startup headquartered in the United States in which we have held an interest since 2012, is developing an innovative Spacer technology for treating mitral regurgitation. In addition, Highlife S.A.S. (“Highlife”), headquartered in France, and Caisson Interventional LLC (“Caisson”), headquartered in the United States, are two external companies focused on developing devices for treating mitral regurgitation through percutaneous replacement of the native mitral valve. Although both ventures are focused on mitral valve replacement, their devices differ significantly in both the delivery system (transapical versus transfemoral) and the anchoring system. In February 2015, we made further investments of €2.8 million ($3.1 million) and $7.5 million, respectively, in HighLife and Caisson, to achieve certain development milestones.
Research and Development
The markets in which LivaNova participates are subject to rapid technological advances. Product improvement and innovation are necessary to maintain market leadership. Our research and development efforts are directed toward maintaining or achieving technological leadership in each of the markets LivaNova serves to help ensure that patients using our devices and therapies receive the most advanced and effective treatment possible. We remain committed to developing technological enhancements and new uses for existing products and less invasive and new technologies for new and emerging markets to address unmet patient needs. That commitment leads us to initiate and participate in many clinical trials each fiscal year as the demand for clinical and economic evidence remains high. We also expect our development activities to help reduce patient care costs and the length of hospital stays in the future.
Approximately 16% of our employees work in research and development. Our research and development activities include improving existing products and therapies, expanding their uses and applications and developing new products. We continue to focus on optimizing innovation and continue to assess LivaNova’s research and development programs based on their ability to deliver economic value to the customer.
During the transitional period April 25, 2015 to December 31, 2015, and fiscal years ending April 24, 2015 and April 25, 2014 and April 26, 2013, we spent $52 million, $43 million, $47 million and $42 million on research and development, respectively.
For additional information, please refer to our “Consolidated Statement of Income (Loss)” in our consolidated financial statements, along with accompanying notes, included in this Report on Form 10-K/T at page F-4, below.

Acquisitions and Investments
Our strategy of providing a broad range of therapies requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally-generated growth through research and development efforts, LivaNova has historically relied, and expects to continue to rely, upon acquisitions, investments and alliances to provide access to new technologies in both new and existing markets.
LivaNova expects to further its strategic objectives and strengthen its existing businesses by making future acquisitions investments or in areas that it believes it can acquire or stimulate the development of new technologies and products. Mergers and acquisitions of medical technology companies are inherently risky and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated operations, financial condition, and/or cash flows.
Patents and Licenses
We rely on a combination of patents, trademarks, copyrights, trade secrets, and non-disclosure and non-competition agreements to establish and protect our proprietary technology. We have a portfolio of over 2,000 patents, and regularly file patent applications worldwide in a continuing effort to establish and protect proprietary technology rights. U.S. patents typically have a 20-year term from the application date; patent protection outside the United States varies by country. In addition, we have entered into exclusive and non-exclusive licenses for a wide array of third-party technologies. We have also obtained certain trademarks and trade names for our products, and maintain certain details about our processes, products and strategies as trade secrets. In the aggregate, these intellectual property assets and licenses are considered to be of material importance to our business segments and operations. We regularly review third-party patents and patent applications in an effort to protect our intellectual property and avoid disputes over proprietary rights.
Further information, please refer to Item 1A. Risk Factors of this Report on Form 10-K/T, under the section entitled “Risk Factors Relating to LivaNova’s Business-We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing its patent and other proprietary rights against others.”
Markets and Distribution Methods
The three largest markets for our medical devices are Europe, the United States and Japan. Emerging markets are an area of increasing focus and opportunity. We sell most of our medical devices through direct sales representatives in the United States and a combination of direct sales representatives and independent distributors in markets outside the United States.
Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products to a diverse group of customers worldwide - including physicians, perfusionists, hospitals and other medical institutions and healthcare providers. To achieve this objective, we maintain a highly knowledgeable and dedicated sales staff that is able to foster strong relationships with physicians, perfusionists, hospitals and other customers. We maintain excellent working relationships with professionals in the medical industry, which provides us with a detailed understanding of therapeutic and diagnostic developments, trends, and emerging opportunities and enables it to respond quickly to the changing needs of providers and patients. We actively participate in medical meetings and conduct comprehensive training and educational activities in an effort to enhance our presence in the medical community, and believe that these activities also contribute to healthcare professional expertise.
Due to the emphasis on cost-effectiveness in healthcare delivery, the current trend among hospitals and other medical device customers is to consolidate into larger purchasing groups in order to enhance purchasing power. As a result, customer transactions have become increasingly complex. Enhanced purchasing power may also lead to pressure on pricing and an increase in the use of preferred vendors. Our customer base continues to evolve to reflect such economic changes across the geographic markets it serves.

Competition and Industry
We compete in the medical device market in over 5,000 hospitals in more than 100 countries. This market is characterized by rapid change resulting from technological advances and scientific discoveries. Our competitors, across our product portfolio, range from large manufacturers with multiple business lines to small manufacturers offering a limited selection of specialized products. In addition, we face competition from providers of alternative medical therapies. Competitors for each of our business segments are discussed below:

•	Cardiac Surgery:

◦
Cardiopulmonary Products: All Cardiopulmonary products face competition from at least two other large companies, and some regional competitors, although not all competitors are present in all product lines. All products are sold in a competitive market where pricing can be a relevant factor.

•	Heart Valves: We compete with three large competitors, and pricing is a significant factor.

•	CRM: We compete with four large competitors, and features offered and pricing are significant competitive factors.

•	Neuromodulation: We face competition from a large competitor in Europe and a smaller competitor in the United States.
Product problems, physician advisories, safety alerts and publications about our products can cause major shifts in industry market share, reflecting the importance of product quality, product efficacy and quality systems in the medical device industry. In addition, because of developments in managed care, economically-motivated customers, consolidation among healthcare providers, increased competition, and declining reimbursement rates, we may be increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes and successfully market these products.
Financial Information about LivaNova, Our Business Units and Geographic Areas
Following the Mergers, we operate our business as three segments, which we call Business Units. The historical Cyberonics operations are included in the Neuromodulation Business Unit and the historical Sorin business activities are included in the CS and CRM Business Units. Our New Ventures group was created with contributions from both Cyberonics and Sorin. This Report on Form 10-K/T is a transition report as a result of the change from Cyberonics’ fiscal year ending the last Friday in April to a calendar year ending December 31, which impacts the comparability of the prior fiscal year ended April 24, 2015 to the transitional year ended December 31, 2015. For a full analysis of our financial information, refer to the consolidated financial statements and accompanying notes beginning on page F-1 and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report on Form 10-K/T. Refer to “Note 22. Geographic and Segment Information” to the consolidated financial statements for specific information regarding our net sales and long-lived assets broken down by geographic area.
Our worldwide operations are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country; often with longer-term receivables than are typical in the United States. Currency exchange rate fluctuations can affect revenues, net of expenses, and cash flows from operations worldwide. For additional information, refer to “Item 1A. Risk Factors,” Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in this Report on Form 10-K/T.
Production and Availability of Raw Materials
We manufacture a majority of our products at ten manufacturing facilities located in Italy, France, Germany, the United States, Canada, Brazil, Costa Rica and the Dominican Republic. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. For quality assurance, sole source availability or cost effectiveness purposes, we may procure certain components and raw materials from a sole supplier. We work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability. Due to the regulatory requirements regarding manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, a sudden or unexpected reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.
The quality systems we utilize in the design, production, warehousing and distribution of our products are designed to ensure that our products are safe and effective. Some of the governmental agencies and quality system regulations with which we are required to comply are as follows:

•	The FDA’s Quality System Regulation (“QSR”) under section 520 of the federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations at 21 C.F.R. Part 820.

•	The International Standards Organization - (“ISO”) EN ISO 13485:2012, Medical devices - Quality management systems.

•	The Independent certification bodies, DEKRA, LNE/G-MED and TUV SUD act as our notified bodies to ensure that our manufacturing quality systems comply with ISO 13485:2003.

•	The European Council Directives 93/42/EEC and 90/385/EEC, ISO 13485, which relates to medical devices and active implantable medical devices.
In addition, we utilize environmental management systems and safety programs to protect the environment and our employees. Some of the regulations and governmental agencies with which we comply are as follows:

•	The U.S. Environmental Protection Agency (“EPA”) for the regulation environmental and employee health and the Occupational Health and Safety Assessment System (“OSHAS”).

•	The European Union Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”).

•	Italian regulations under the Integrated Environmental Authorization acts

•	ISO 14001 certification
Government Regulation and Other Considerations
Our medical devices are subject to regulation by numerous government agencies, including the FDA and similar agencies outside the United States. To varying degrees, each of these agencies require LivaNova to comply with laws and regulations governing the research, development, testing, manufacturing, labeling, pre-market clearance or approval, marketing, distribution, advertising, promotion, recordkeeping, reporting, tracking, and importing and exporting of its medical devices. Our business is also affected by patient privacy and security laws, cost containment initiatives, and environmental health and safety laws and regulations worldwide. The primary laws and regulations that affect our business are described below.
The laws applicable to LivaNova are subject to change and subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, LivaNova and its officers and employees could be subject to severe criminal and civil penalties, including substantial fines and damages, and exclusion from participation as a supplier of product to beneficiaries covered by government programs, among other potential enforcement actions.
United States
Each medical device LivaNova seeks to commercially distribute in the United States must first receive 510(k) clearance or pre-market approval from the FDA, unless specifically exempted by the agency. Under the FDCA, medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are categorized as either Class I or II, which requires the manufacturer to submit to the FDA a 510(k) pre-market notification requesting clearance of the device for commercial distribution in the United States. Some low-risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k)-cleared device, are categorized as Class III, requiring approval of a pre-market approval (“PMA”) application.
510(k) Clearance Process
To obtain 510(k) clearance, LivaNova must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously-cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of approval PMA application, or a device that has been reclassified from Class III to either Class II or I. In rare cases, Class III devices may be cleared through the 510(k) process. The FDA’s 510(k) clearance process usually takes three to twelve months from the date the application is submitted and filed with the FDA, but may take significantly longer and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, including clinical data, which may significantly prolong the review process.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make this determination initially, but the FDA may review any such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA is obtained. Under these circumstances, the FDA may also subject a manufacturer to significant regulatory fines or other penalties. In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, the ability to rescind previously granted 510(k)s and additional requirements that may significantly impact the process.
Pre-market Approval Process
A PMA application must be submitted if the medical device is in Class III (although the FDA has the discretion to continue to allow certain pre-amendment Class III devices to use the 510(k) process) or cannot be cleared through the 510(k) process. A PMA application must be supported by, among other things, extensive technical, preclinical and clinical trials, and manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.
After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which imposes elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale, and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including, among other things, the loss or withdrawal of the approval. New PMA applications or supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.
Clinical Studies
One or more clinical trials may be required to support a 510(k) application and are almost always required to support a PMA application. Clinical trials of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If human clinical trials of a device are required and the device presents a significant risk, the sponsor of the trial must file an investigational device exemption, or IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards (“IRBs”), human clinical trials may begin at a specific number of institutional investigational sites with the specific number of patients approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA. During the trial, the sponsor must comply with the FDA’s IDE requirements including, for example, investigator selection, trial monitoring, adverse event reporting and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices and comply with reporting and recordkeeping requirements. LivaNova, the FDA and the IRB at each institution at which a clinical trial is being conducted may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable risk.

Continuing Regulation
After a device is cleared or approved for marketing in the United States, numerous and pervasive regulatory requirements continue to apply and LivaNova will continue to be subject to inspection by the FDA to determine its compliance with these requirements, as will its suppliers, contract manufacturers and contract testing laboratories. These requirements include, among others:

•
the QSR, which governs, among other things, how manufacturers design, test, manufacture, modify, label, exercise quality control over and document manufacturing and quality issues regarding their products;

•
Establishment Registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the United States, to register with the FDA;

•	Medical Device Listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;

•
labeling and claims regulations, which require that all advertising and promotion of devices be truthful, not misleading and fairly balanced and provide adequate directions for use, and that all claims be substantiated;

•	prohibition of marketing devices for off-label uses, including requirements relating to dissemination of articles and information and responding to unsolicited requests for off-label information;

•
medical device reporting (“MDR”) regulations, which requires reporting to the FDA if a device may have caused or contributed to a death or serious injury, or if a device has malfunctioned and would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;

•
reporting and record keeping for certain corrections or removals initiated by a manufacturer to reduce a risk to health posed by a device or to remedy a violation of the FDCA caused by the device that may present a risk to health;

•
new statutory and regulatory requirements for Unique Device Identifiers (“UDIs”) on devices and submission of certain information about each device to the FDA’s Global Unique Device Identification Database (“GUDID”); and

•	in some cases, ongoing monitoring and tracking of a device’s performance and periodic reporting to the FDA of such performance results.

The FDA enforces these requirements by inspection and market surveillance. The FDA periodically inspects our manufacturing facilities, which potentially includes our suppliers. If the FDA observes conditions that may constitute violations, we must correct the conditions or satisfactorily demonstrate the absence of the violations. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us. Recently, the FDA has placed an increased emphasis on enforcement of the QSR and other post-market regulatory requirements. We continue to expend resources to maintain compliance with our obligations under the FDA’s regulations. Failure to comply with applicable regulatory requirements may result in enforcement action by the FDA, which may include one or more of the following sanctions:

•	untitled letters or warning letters;

•	fines, injunctions and civil penalties;

•	mandatory recall or seizure of our products;

•	administrative detention or banning of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or pre-market approval of new product versions;

•	revocation of 510(k) clearance or pre-market approvals previously granted; and

•	criminal prosecution and penalties.
In December 2015, LivaNova received an FDA Warning Letter alleging certain violations of FDA regulations applicable to our 3T Heater Cooler devices and our Munich, Germany and Arvada, Colorado manufacturing facilities. For further information, please refer to “Note 16. Commitments and Contingencies - Litigation and Regulatory Proceedings” in our consolidated financial statements included in this Report on Form 10-K/T.

International
Outside the United States, LivaNova is subject to government regulation in the countries in which it operates. Although many of the regulations applicable to our products in these countries are similar to those of the FDA, these regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain foreign approvals to market our products may be longer or shorter than the time required in the United States, and requirements for such approvals may differ from FDA requirements. In the European Economic Area (which is composed of the 28 Member States of the European Union (“EU”) plus Norway, Liechtenstein and Iceland), a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE mark. To obtain CE mark certification, defined products must meet minimum standards of performance, safety and quality (i.e., the essential requirements) set out in the EU Medical Devices Directives (Council Directive 93/42/EEC on Medical Devices and Council Directive 90/385/EEC on Active Implantable Medical Devices). To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directives, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. Following successful completion of a conformity assessment procedure the Notified Body issues a certification that entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. Manufacturers with CE marked devices are subject to regular inspections by Notified Bodies to monitor continued compliance with the essential requirements.
As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence.
In the EEA, clinical trials for medical devices usually require the approval of an ethics review board and approval by or notification to the national regulatory authorities. Both regulators and ethics committees also typically require the submission of adverse event reports during a study and may request a copy of the final study report.
In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The proposal would replace the Medical Devices Directive and the Active Implantable Medical Devices Directive with a new regulation (the Medical Devices Regulation). Unlike the Directives that must be implemented into national laws, the Regulation would be directly applicable in all EEA Member States and so is intended to eliminate current national differences in regulation of medical devices.
In October 2013, the European Parliament approved a package of reforms to the European Commission’s proposals. Under the revised proposals, only designated “special notified bodies” would be entitled to conduct conformity assessments of high-risk devices, such as active implantable devices. These special notified bodies will need to notify the European Commission when they receive an application for a conformity assessment for a new high-risk device. The European Commission will then forward the notification and the accompanying documents on the device to the Medical Devices Coordination Group (“MDCG”), (a new, yet to be created, body chaired by the European Commission, and representatives of Member States) for an opinion. These new procedures may result in the re-assessment of our existing medical devices, or a longer or more burdensome assessment of our new products.
If finally adopted, the Medical Devices Regulation is expected to enter into force sometime in 2016 and become applicable three years thereafter. In its current form it would, among other things, also impose additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provide for more strict clinical evidence requirements.
The competent authorities of the EEA countries, generally in the form of their ministries or departments of health, oversee the clinical research for medical devices and are responsible for market surveillance of products once they are placed on the market. We are required to report device failures and injuries potentially related to product use to these authorities in a timely manner. Various penalties exist for non-compliance with the laws setting forth the medical device directives.

The FDA enforces these requirements by inspection and market surveillance. The FDA periodically inspects our manufacturing facilities, which potentially includes our suppliers. If the FDA observes conditions that may constitute violations, we must correct the conditions or satisfactorily demonstrate the absence of the violations; if we are unable to do so, we may face regulatory action.  Non-compliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us. Recently, the FDA has placed an increased emphasis on enforcement of the QSR and other post-market regulatory requirements. We continue to expend resources to maintain compliance with our obligations under the FDA’s regulations.
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or “shonin”. The Japanese government, through the Ministry of Health, Labour and Welfare (“MHLW”), regulates medical devices under the Pharmaceutical Affairs Law (“PAL”). Oversight for medical devices is conducted with participation by the Pharmaceutical and Medical Devices Agency (“PMDA”), a quasi-government organization performing many of the review functions for MHLW. Penalties for a company’s noncompliance with PAL could be severe, including revocation or suspension of a company’s business license and criminal sanctions. MHLW and PMDA also assess the quality management systems of the manufacturer and the product conformity to the requirements of the PAL. LivaNova is subject to inspection for compliance by these agencies.
Many countries in which we operate (outside of the EU, United States, or Japan) have their own regulatory requirements for medical devices. Most countries outside of the EU, United States or Japan require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and, where needed, conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries. Because export control and economic sanctions laws and regulations are complex and constantly changing, we cannot ensure that laws and regulations may not be enacted, amended, enforced or interpreted in a manner materially impacting our ability to sell or distribute its products.
 Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded, or plan to expand, existing regulations. Certain regulators are requiring local clinical data in addition to global clinical data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect that this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products, or could increase the cost and time to obtain such approvals in the future. We cannot ensure that any new medical devices it develops will be approved in a timely or cost-effective manner, or approved at all.
Promotional Restrictions
Both before and after a product is commercially released, LivaNova has ongoing responsibilities under various laws and regulations governing medical devices. In addition to FDA regulatory requirements, the FDA and other U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the Department of Justice and various state Attorneys General) monitor the manner in which we promote and advertise our products. Although physicians are permitted to use their medical judgment to employ medical devices for indications other than those cleared or approved by the FDA, we are prohibited from promoting products for such “off-label” uses and can only market its products for cleared or approved uses.
Governmental Trade Regulations
The sale and shipment of our products and services across international borders, as well as the purchase of components and products from international sources, subjects LivaNova to extensive governmental trade regulations. A variety of laws and regulations apply to the sale, shipment and provision of goods, services and technology across international borders. Many countries control the export and re-export of goods, technology and services for reasons including public health, national security, regional stability, antiterrorism policies and other reasons. Some governments may also impose economic sanctions against certain countries, persons or entities. In certain circumstances, approval from governmental authorities may be required before goods, technology or services are exported or re-exported to certain destinations, to certain end-users and for certain end-uses. Because LivaNova is subject to extensive regulations in the countries in which it operates, we are subject to the risk that laws and regulations could change in a way that would expose it to additional costs, penalties or liabilities. These laws and regulations govern, among other things, our import and export activities.

In addition to our need to comply with such regulations in connection with its direct export activities, we also sell and provide goods, technology and services to agents, representatives and distributors who may export such items to customers and end-users. If these third parties violate applicable export control and economic sanctions laws and regulations when engaging in transactions involving our products, we may be subject to varying degrees of liability dependent upon our participation in the transaction. The activities of our third parties may cause disruption or delays in the distribution and sales of our products, or result in restrictions being placed upon our international distribution and sales of products, which may materially impact LivaNova’s business activities.
Patient Privacy and Security Laws
Various laws worldwide protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers. Privacy standards in Europe and Asia are becoming increasingly strict, enforcement action and financial penalties related to privacy in the EU are growing, and new laws and restrictions are being passed. The management of cross-border transfers of information among and outside of EU member countries is becoming more complex, which may complicate our clinical research activities, as well as product offerings that involve transmission or use of clinical data. We will continue our efforts to comply with those requirements and to adapt our business processes to those standards.
With respect to the United States, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology and Clinical Health Act (“HITECH”) and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys new general authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. LivaNova potentially operates as a business associate to covered entities in a limited number of instances. In those cases, the patient data that we receive may include protected health information, as defined under HIPAA. Enforcement actions can be costly and interrupt regular operations of our business. Nonetheless, these requirements affect a limited subset of our business. While LivaNova has not been named in any such suits, if a substantial breach or loss of data from our records were to occur, LivaNova could become a target of such litigation.
Cost Containment Initiatives
Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, are continuing in many countries where LivaNova does business. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, private healthcare insurance and managed-care plans have attempted to control costs by limiting the extent of coverage or amount of reimbursement available for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, and other mechanisms designed to constrain utilization and contain costs. Hospitals, which purchase implants, are also seeking to reduce costs through a variety of mechanisms, including, for example, creating centralized purchasing functions that set pricing and in some cases limit the number of vendors that can participate in the purchasing program. Hospitals are also aligning their interests with physicians’ through employment and other arrangements, such as gainsharing, whereby a hospital agrees with physicians to share certain realized cost savings resulting from the physicians’ collective change in practice patterns, such as standardization of devices where medically appropriate, and participation in affordable care organizations. Such alignment has created increasing levels of price sensitivity among customers for our products.
Some third-party payers must also approve coverage and set reimbursement levels for new or innovative devices or therapies before they will reimburse healthcare providers who use the medical devices or therapies. Even though a new medical device may be cleared for commercial distribution, we may find limited demand for the device until coverage and sufficient reimbursement levels have been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or the use of certain products be authorized in advance as a condition of coverage.

In the United States, the implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), for example, has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and medical device industries. The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices, which due to subsequent legislative amendments, has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018. In addition, the Affordable Care Act provided incentives to programs that increase the federal government’s comparative effectiveness research. The Affordable Care Act also implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals on spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction of several government programs. These included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals.
International examples of cost containment initiatives and healthcare reforms in markets significant to our business include Japan, where the government reviews reimbursement rate benchmarks every two years, such reviews may significantly reduce reimbursement for procedures using our medical devices or result in the denial of coverage for those procedures. As a result of our manufacturing efficiencies, cost controls and other cost-savings initiatives, we believe we are well-positioned to respond to changes resulting from this worldwide trend toward cost-containment; however, uncertainty remains as to the nature of any future legislation or other reforms, making it difficult for LivaNova to predict the potential impact of cost-containment trends on future operating results.
Applicability of Anti-Corruption Laws and Regulations
Our worldwide business is subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the United Kingdom Bribery Act of 2010 (the “U.K. Bribery Act”) and other anti-corruption laws and regulations applicable in the jurisdictions where it operates and is therefore subject to the same significant risks as described under the heading “Risk Factors-Risk Factors Relating to the Combined Company Following Completion of the Mergers-The combined company will be exposed to significant risks in relation to compliance with anti-corruption laws and regulations and economic sanctions programs”.
Health Care Fraud and Abuse Laws
LivaNova is also subject to healthcare regulation and enforcement by the states, the federal government and foreign governments in which it conducts its business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims and physician sunshine laws and regulations.
The federal Anti-Kickback Statute (“Anti-Kickback Statute”) prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“False Claims Act”). The majority of states also have anti-kickback laws which establish similar prohibitions, and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the United States government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant financial liability, in its investigation and prosecution of device and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.
HIPAA also created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on certain device manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value, or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Device manufacturers must submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.
The shifting commercial compliance environment and the need to build and maintain robust systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to it, it may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of its operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect its ability to operate its business and its financial results.
In addition, the FCPA can be used to prosecute companies in the United States for arrangements with physicians, or other parties outside the United States, if the physician or party is a government official of another country and the arrangement violates the law of that country. There are similar laws and regulations applicable to LivaNova outside the United States, all of which are subject to evolving interpretations.
Environmental Health and Safety Laws
LivaNova is also subject to various environmental health and safety laws and regulations worldwide. Like other medical device companies, our manufacturing and other operations involve the use and transportation of substances regulated under environmental health and safety laws including those related to the transportation of hazardous materials. To the best of our knowledge at this time, LivaNova does not expect that compliance with environmental protection laws will have a material impact on its consolidated results of operations, financial position or cash flows.
Patent Litigation Risks
LivaNova operates in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. Although we are not currently a party to any patent litigation, we have in the past been involved as both a plaintiff and a defendant in patent infringement actions. While it is not possible to predict the outcome of patent litigation incident to our business, LivaNova believes the costs associated with future litigation of this type could have a material adverse impact on its consolidated results of operations, financial position or cash flows.

Product Liability and Insurance
The development, manufacture and sale of our products subject us to the risk of product liability claims. We are currently named as a defendant in one or more product liability lawsuits. As the manufacturer of medical devices, we likely will be named in the future as a defendant in other product liability lawsuits. We do not believe that our products involved in the current lawsuits are defective; however, the outcome of litigation is inherently unpredictable and could result in an adverse judgment and an award of substantial and material damages against us. Although we maintain product liability insurance in amounts that we believe to be reasonable, coverage limits may prove to be inadequate in some circumstances. Product liability insurance is expensive and in the future may only be available at significantly higher premiums or not available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could severely harm our business and consolidated results of operations and financial position. We have undertaken field corrections to address product defects, and there can be no assurance that we will not be required to perform field corrections and product recalls or removals in the future.
We have sent safety alert letters and recommendations and published field notifications for our products.  All of our FDA related field notifications and safety alerts affecting a significant patient population are available on our website, www.livanova.com. Any such current or future product defects may result in legal claims with material adverse consequences to our business.
We endeavor to maintain executive and organization liability insurance in a form and with aggregate coverage limits that we believe are adequate for our business purposes, but our coverage limits may prove not to be adequate in some circumstances. In addition, executive and organization liability insurance is expensive and in the future may be available only at significantly higher premiums or not be available on acceptable terms, if at all. Further, insurance companies may be unable to meet their obligations under the policies they have issued or will issue in the future.
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 16.  Commitments and Contingencies - Litigation and Regulatory Proceedings” in our consolidated financial statements included in this Report on Form 10-K/T.
Working Capital Practices
Our goal is to carry sufficient levels of inventory to ensure adequate supply of raw materials from suppliers and meet the product delivery needs of our customers. To meet the operational demands of our customers, we also provide payment terms to customers in the normal course of business and rights to return product under warranty.
Employees
As of December 31, 2015, LivaNova employed approximately 4,700 employees worldwide. Our employees are vital to our success, and we are engaged in an ongoing effort to identify, hire, manage and maintain the talent necessary to meet our business objectives. We believe that we have thus far been successful in attracting and retaining qualified personnel in a highly-competitive labor market due, in large part to our competitive compensation and benefits and our rewarding work environment, fostering employee professional training and development and providing employees with opportunities to contribute to LivaNova’s continued growth and success.
Seasonality
For all product segments, the number of medical procedures incorporating our product sales is generally lower during summer months due to summer vacation schedules. This is particularly relevant to European countries.
Website and Availability of Public Filings with the SEC
Our website address is www.livanova.com. We make available free of charge on or through our website our Proxy Statements on Schedule 14A, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and reports relating to beneficial ownership of our securities filed or furnished pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC. Our website also contains the charters for each standing committee of our Board of Directors and our Code of Business Conduct and Ethics.
Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1‑800‑SEC‑0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company, filed electronically with the SEC.

We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website, as allowed by SEC rules. Information on our website is not incorporated into this Form 10-K/T.

Item 1A: Risk Factors
Risk Factors Relating to LivaNova’s Business
Our share price constantly changes.
LivaNova’s ordinary shares are traded on the NASDAQ Global Market and the Main Market of the London Stock Exchange under the ticker symbol “LIVN.” Our share price may be affected by a number of factors, some of which are beyond our control, including, without limitation:

•
changes in the general condition of the economy and other factors unrelated to our operating performance, including the valuation of the British pound versus other currencies, people’s expectations (favorable or unfavorable) as to our likely growth, or other factors;

•	regulatory activities and announcements, including activities related to the FDA quality system regulation;

•	uncertainties associated with governmental and regulatory inquiries and investigations;

•	the introduction of new products or product enhancements by us or our competitors;

•
national and regional coverage determinations by third‑party payors, including private insurance companies, Medicare, state Medicaid programs and other international bodies responsible for coverage determinations;

•	results of studies regarding the safety and efficacy of our products;

•	results of studies regarding the safety and efficacy of drugs or devices that are competitive or potentially competitive to our products;

•	clinical trial results and/or regulatory approvals regarding devices that are potential competitors to our products;

•	annual and quarterly variations in our sales and operating results;

•	announcements of significant contracts, mergers, acquisitions or capital commitments;

•	our ability to obtain and maintain favorable coverage and reimbursement for our products;

•	our ability to find licensees for some of our technology and the terms of any licenses we grant;

•	security analyst expectations and predictions;

•	changes in financial estimates by securities analysts;

•	additions or departures of key management or other personnel;

•	the potential identification of material weaknesses in our internal controls over financial reporting;

•	disputes or other developments with respect to intellectual property rights or other potential legal actions;

•	uncertainties associated with litigation; and

•	false or misleading reports published by investors intended to drive our stock price up or down for the purpose of profiting from transactions in our stock.
Our annual and quarterly operating results may fluctuate in the future, which may cause our share price to decline.
Our net sales, expenses and operating results may vary significantly from year to year and quarter to quarter for several reasons, including, without limitation:

•	The ability of our sales force to effectively market and promote our products, and the extent to which those products gain market acceptance;

•	the existence and timing of any approvals, changes, or non-coverage determinations for reimbursement by third-party payors;

•	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;

•	our ability to obtain and retain qualified personnel;

•	the availability of key components, materials and contract services, which depends on our ability to forecast sales, among other things;

•	investigations of our business and business-related activities by regulatory or other governmental authorities;

•	variations in timing and quantity of product orders;

•	temporary manufacturing interruptions or disruptions;

•	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;

•	increased competition, patent expirations or new technologies or treatments;

•	product recalls or safety alerts;

•	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;

•	the financial health of our customers, and their ability to purchase our products in the current economic environment; and

•	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating result variations.
As a result of any of these factors, our consolidated results of operations may fluctuate significantly, which may in turn cause our share price to fluctuate.
Global healthcare policy changes, including U.S. healthcare reform legislation, may have a material adverse effect on LivaNova.
In response to perceived increases in healthcare costs, there have been and continue to be proposals by governments, regulators and third-party payers to control these costs. The adoption of some or all of these proposals could have a material adverse effect on our financial position and results of operations. These proposals have resulted in efforts to reform the U.S. healthcare system which may lead to pricing restrictions, limits on the amounts of reimbursement available for our products and could limit the acceptance and availability of our products.
In the United States, the federal government enacted legislation, including the Affordable Care Act to overhaul the nation’s healthcare system. While one goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. Among other things, the Affordable Care Act:

•
imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States. Due to subsequent legislative amendments, the excise tax has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018;

•
establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and

•
implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals. We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
The Affordable Care Act also focuses on a number of Medicare provisions aimed at decreasing costs. It is uncertain at this point what unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital-acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what healthcare programs and regulations will be implemented at the global level or the U.S. federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
The Italian Parliament introduced new rules for entities that supply goods and services to the Italian National Healthcare System. The new healthcare law is expected to impact the business and financial reporting of companies operating in the medical technology sector that sell medical devices in Italy. A key provision of the law is a ‘payback’ measure, requiring companies selling medical devices in Italy to make payments to the Italian state if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. Our current assessment of the Italian Medical Device Payback involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. We account for the estimated cost of the Medical Device Payback as a deduction from revenue.

Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for medical devices and procedures. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. If adequate levels of reimbursement from third‑party payors outside of the United States are not obtained, international sales of our products may decline.
In addition, in the United States, certain state governments and the federal government have enacted legislation aimed at increasing transparency of LivaNova’s interactions with healthcare providers, for example, federal “sunshine” requirements imposed by the Affordable Care Act on certain manufacturers of devices for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program regarding any “transfer of value” made or distributed to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each calendar year.
Similar laws exist outside the United States, such as in France, which adopted the “Physician Payments Sunshine Act” in 2011. The French act requires companies to publicly disclose agreements with, and certain benefits provided to, certain French healthcare professionals. Other countries are considering or may enact laws or regulations comparable to those implemented in the United States and France. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.
The success and continuing development of our products depend upon maintaining strong relationships with physicians and healthcare professionals.
If we fail to maintain our working relationships with physicians, our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products. The research, development, marketing and sales of many of our new and improved products is dependent upon our working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. Physicians assist us as researchers, marketing consultants, product consultants, inventors and public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated financial condition and results of operations.
We may be unable to obtain and maintain adequate third-party reimbursement on our products, which could have a significant negative impact on our future operating results.
Our ability to commercialize our products is dependent, in large part, on whether third-party payors, including private healthcare insurers, managed care plans, governmental programs and others agree to cover the costs and services associated with our products and related procedures in the United States and internationally.
Our products are purchased principally by healthcare providers that typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid in the United States), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their services and the products they provide from government and third-party payors is critical to the success of medical technology companies. The availability of adequate reimbursement affects which procedures customers perform, the products customers purchase and the prices customers are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new technology. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors. In addition, periodic changes to reimbursement methodologies could have an adverse impact on our business.
We may also experience decreasing prices for our goods and services due to pricing pressure experienced by customers from governmental payors, managed care organizations and other third-party payors, increased market power of our customers as the medical device industry consolidates and increased competition among medical engineering and manufacturing services providers. If the prices for goods and services decrease and we are unable to reduce expenses, our results of operations will be adversely affected.
Cost-containment pressures and legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors or preferences for alternate therapies could decrease the demand for products purchased by our customers, the prices they are willing to pay for those products and the number of procedures using our devices.
Major third-party payors for healthcare provider services continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, could result in increased discounts and contractual adjustments to healthcare provider charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and in significant overseas markets such as Germany, Italy, France, Japan and other countries may limit the price of, or the level at which, reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products. Healthcare providers may respond to such cost-containment pressures by substituting lower cost products or other therapies for our products.
The continuing efforts of governmental authorities, insurance companies, and other payors of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these payors. If payment approval cannot be obtained by patients, sales of finished medical devices or those that use our components may decline significantly, and our customers may reduce or eliminate purchases of our products and/or components. This could have a material or adverse impact on our results of earnings and cash flows.
Patient confidentiality and federal and state privacy and security laws and regulations in the United States may adversely impact our selling model.
U.S. HIPAA establishes federal rules protecting the privacy and security of personal health information. The privacy and security rules address the use and disclosure of individual healthcare information and the rights of patients to understand and control how such information is used and disclosed. HIPAA provides both criminal and civil fines and penalties for covered entities or business associates that fail to comply. If we fail to comply with the applicable regulations, we could suffer civil penalties up to or exceeding $50,000 per violation, with a maximum of $1.5 million for multiple violations of an identical requirement during a calendar year and criminal penalties with fines up to $250,000 and potential imprisonment.

In addition to HIPAA, virtually every state has enacted one or more laws to safeguard privacy, and these laws vary significantly from state to state and change frequently. Even if our business model is compliant with the HIPAA Privacy and Security Rule and the privacy laws of the states we operate in, it may not be compliant with the privacy laws of all states. Because the operation of our business involves the collection and use of substantial amounts of “protected health information,” we endeavor to conduct our business as a “covered entity” under the HIPAA Privacy and Security Rule and consistent with the state privacy laws, obtaining HIPAA-compliant patient authorizations where required to support our use and disclosure of patient information. We also sometimes act as a “business associate” for a covered entity. The Office for Civil Rights of the Department of Health and Human Services or another government enforcement agency may determine that our business model or operations are not in compliance with the HIPAA Privacy and Security Rules, which could subject us to penalties, could severely limit our ability to market and sell our products under our existing business model and could harm our business growth and consolidated financial position.
Our information technology systems may be vulnerable to hacker intrusion, malicious viruses and other cybercrime attacks, which may harm our business and expose the company to liability.
Our operations depend to a great extent on the reliability and security of our information technology system, software and network, which are subject to damage and interruption caused by human error, problems relating to the telecommunications network, software failure, natural disasters, sabotage, viruses and similar events. Any interruption in our systems could have a negative effect on the quality of products and services offered and, as a result, on customer demand and therefore volume of sales.
Our product sales are subject to regulatory clearance or approval and our business is subject to extensive regulatory requirements. If we fail to maintain regulatory clearances and approvals, or are unable to obtain, or experience significant delays in obtaining, such clearances or approvals for future products or product enhancements, our ability to commercially distribute and market these products could suffer.
LivaNova’s medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness and includes regulation of, among other things:

•	design, development and manufacturing;

•	testing, labeling, packaging, content and language of instructions for use, and storage;

•	clinical trials;

•	product safety;

•	pre-market clearance and approval;

•	marketing, sales and distribution (including making product claims);

•	advertising and promotion;

•	product modifications;

•	recordkeeping procedures;

•	reports of corrections, removals, enhancements, recalls and field corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•
complying with the new federal law and regulations requiring Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database; and

•	product import and export laws.
Before a new medical device, or a new use of, or claim for, an existing medical device can be marketed in the United States, the FDA must first grant either premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval application unless an exemption applies. In the 510(k) clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device. To establish substantial equivalence, the applicant must demonstrate that: (i) the device has the same intended use; (ii) the device has the same technological characteristics; and (iii) to the extent the technological characteristics are different, that they do not raise different questions of safety and effectiveness. Clinical data is sometimes required to support substantial equivalence, though the 510(k) pathway generally requires less data and a shorter review period than a PMA approval. The PMA pathway requires an applicant to demonstrate reasonable assurance of safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
The 510(k) and PMA processes can be expensive, lengthy and sometimes unpredictable. The processes also entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from six to 18 months, but may take longer if more data is needed. The PMA pathway is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to five years, or even longer, from the time the application is filed with the FDA until an approval is obtained. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.
In our Neuromodulation Business, for example, the FDA required us to conduct a post-approval patient dosing study and a patient registry as a condition of approval for the depression indication. The results of the dosing study have been included in our product labeling, and the results of the patient registry may be included in our product labeling. If we fail to complete the patient registry in a timely manner, we may be subject to regulatory action, including withdrawal of our depression indication approval. Any adverse regulatory action, depending on its breadth, may be detrimental to our business.
Modifications to our marketed products may require new clearances or approvals, and may require LivaNova to cease marketing or recall the modified products until required clearances or approvals are obtained.
An element of our strategy is to continue to upgrade our products, add new features and expand clearance or approval of our current products to new indications. In the United States, any modification to a PMA-approved device generally requires additional approval by the FDA. Similarly, any modification to a 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, technology, materials, packaging and certain manufacturing processes, may require a new 510(k) clearance or, possibly, PMA approval. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) clearance or PMA approval in the first instance; but the FDA may (and often does) review the manufacturer’s decision, and, where the FDA does not agree, may retroactively require the manufacturer to submit a 510(k) or PMA, and may require recall of the affected device until clearance or approval is obtained. LivaNova and its subsidiaries have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval.
If the FDA requires us to cease marketing and recall a modified device until it obtains a new 510(k) clearance or PMA approval, our business, financial condition, operating results and future growth prospects could be materially adversely affected. Any recall or FDA requirement that we seek additional approvals or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.
Furthermore, the FDA’s ongoing review of the 510(k) clearance process may make it more difficult for us to make modifications to our previously cleared products, either by imposing more strict requirements on when a new 510(k) notification for a modification to a previously cleared product must be submitted, or applying more onerous review criteria to such submissions. For example, the FDA is currently reviewing its guidance describing when it believes a manufacturer is obligated to submit a new 510(k) for modifications or changes to a previously cleared device. The FDA is expected to issue revised guidance to assist device manufacturers in making this determination. It is unclear whether the FDA’s approach in this new guidance will result in substantive changes to existing policy and practice regarding the assessment of whether a new 510(k) is required for changes or modifications to existing devices. The FDA continues to review its 510(k) clearance process, which could result in additional changes to regulatory requirements or guidance documents, which could increase the costs of compliance or restrict our ability to maintain current clearances.
Outside of the United States, our medical devices must comply with the laws and regulations of the foreign countries in which they are marketed, and compliance may be costly and time-consuming. Failure to obtain and maintain regulatory approvals in jurisdictions outside the United States will prevent LivaNova from marketing our products in such jurisdictions.

LivaNova currently markets, and intends to continue to market, our products outside the United States. To market and sell products in countries outside the United States, we must seek and obtain regulatory approvals, certifications or registrations and comply with the laws and regulations of those countries. These laws and regulations, including the requirements for approvals, certifications or registrations and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals, certifications or registrations are expensive, and we cannot be certain that we will receive regulatory approvals, certifications or registrations in any foreign country in which we plan to market our products. The regulatory approval process outside the United States may include all of the risks associated with obtaining FDA clearance or approval in addition to other risks.
In order for LivaNova to market its products in the Member States of the EEA, our devices are required to comply with the essential requirements of the EU Medical Devices Directives (Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, as amended, and Council Directive 90/385/EEC of 20 June 2009 relating to active implantable medical devices, as amended). Compliance with these requirements entitles LivaNova to affix the CE conformity mark to our medical devices, without which they cannot be commercialized in the EEA. In order to demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark, an applicant must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directives, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by a Member State of the EEA, to conduct conformity assessments. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of the device before issuing a certification demonstrating compliance with the essential requirements. Based on this certification, we can draw up an EC Declaration of Conformity, which allows us to affix the CE mark to our products.
In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The proposal would replace the Medical Devices Directive with a new regulation (the “Medical Devices Regulation”). Unlike the Directives that must be implemented into national laws, the Medical Devices Regulation would be directly applicable in all EEA Member States and so is intended to eliminate current national differences in regulation of medical devices.  In October 2013, the European Parliament approved a package of reforms to the European Commission's proposals. Under the revised proposals, only designated "special notified bodies" would be entitled to conduct conformity assessments of high-risk devices. These special notified bodies will need to notify the European Commission when they receive an application for a conformity assessment for a new high-risk device. The European Commission will then forward the notification and the accompanying documents on the device to the MDCG for an opinion.
If finally adopted, the Medical Devices Regulation is expected to enter into force in 2016 and become applicable three years thereafter. The adoption of the Medical Devices Regulation may, however, be materially delayed. In its current form it would, among other things, also impose additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint a "qualified person" responsible for regulatory compliance, and provide for more strict clinical evidence requirements. These new rules and procedures may result in increased regulatory oversight of our devices and this may, in turn, increase the costs, time and requirements that need to be met in order to maintain or place such devices on the EEA market.
LivaNova may not be able to obtain regulatory approvals or certifications outside the United States on a timely basis, if at all. Clearance or approval by the FDA does not ensure approval or certification by regulatory authorities or Notified Bodies in other countries, and approval or certification by one foreign regulatory authority or Notified Body does not ensure approval by regulatory authorities in other countries or by the FDA. We may be required to perform additional pre-clinical or clinical studies even if the FDA clearance or approval, or the right to bear the CE mark, has been obtained. If we fail to obtain or maintain regulatory approvals, certifications or registrations in any foreign country in which we plan to market our products, our business, financial condition and operating results could be adversely affected.
If LivaNova’s marketed medical devices are defective or otherwise pose safety risks, the FDA and similar foreign governmental authorities could require their recall, or we may initiate a recall of our products voluntarily.
The FDA and similar foreign governmental authorities may require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers, on their own initiative, may recall a product if any material deficiency in a device is found. We have initiated voluntary product recalls in the past.

A government-mandated or voluntary recall by us or one of our sales agencies could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on its financial condition and operating results. Any recall could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We also may be required to bear other costs or take other actions that may have a negative impact on our future revenue and the ability to generate profits. We may initiate voluntary actions to withdraw or remove or repair our products in the future that we determine do not require notification of the FDA as a recall. If the FDA disagrees with our determinations, it could require us to report those actions as recalls. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.
In addition, depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines.
In the EEA, our European operations must comply with the EU Medical Device Vigilance System, the purpose of which is to improve the protection of health and safety of patients, users and others by reducing the likelihood of reoccurrence of incidents related to the use of a medical device. Under this system, incidents must be reported to the Competent Authorities of the Member States of the EEA. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in labeling or instructions that may, directly or indirectly, lead or have led to death or serious health deterioration of a patient. Incidents are evaluated by the EEA Competent Authorities to whom they have been reported, and where appropriate, information is disseminated between them in the form of National Competent Authority Reports (“NCARs”). The Medical Device Vigilance System is further intended to facilitate a direct, early and harmonized implementation of Field Safety Corrective Actions (“FSCAs”), across the Member States of the EEA where the device is in use. An FSCA is an action taken by a manufacturer to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices.
A future recall announcement in the United States, EEA or elsewhere could harm our reputation with customers and negatively affect our revenue.
If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA MDR regulations, we are required to report to the FDA any incident in which our products have or may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending against any potential lawsuits, will require the dedication of our time and capital, distract management from operating the business, and may harm our reputation and financial results.
Regulatory action or concern over Bovine Spongiform Encephalopathy (“BSE”) may limit our ability to market products containing bovine material.
Certain of our products, including our Perceval, Crown PRT, Solo Smart and Mitroflow tissue valves, are manufactured using bovine tissue. Concerns relating to the potential transmission of BSE, commonly known as “mad cow disease,” from cows to humans may result in reduced acceptance of products containing bovine materials. Some medical device regulatory agencies have considered and are considering whether to continue to permit the sale of medical devices that incorporate certain animal material. While we are not aware of any reported cases of transmission of BSE through medical products, the suspension or revocation of authority to manufacture, market or distribute products containing bovine material, or the imposition of a regulatory requirement that we procure material for these products from alternate sources, could result in lost market opportunities, harm the continued commercialization and distribution of such products and impose additional costs on us. We have not experienced any significant adverse impact on our sales as a result of concerns regarding BSE, but no assurance can be given that such an impact may not occur in the future.
Our manufacturing operations require us to comply with the FDA’s and other governmental authorities’ laws and regulations regarding the manufacture and production of medical devices, which is costly and could subject us to enforcement action.
LivaNova and certain of its third-party manufacturers are required to comply with the FDA’s current Good Manufacturing Practice (“GMP”) requirements, as embodied in the QSR which covers the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical device products in the United States. LivaNova and certain of its suppliers also are subject to the regulations of foreign jurisdictions regarding the manufacturing process for products marketed outside of the United States. The FDA enforces the QSR through periodic announced (routine) and unannounced (for cause or directed) inspections of manufacturing facilities, during which the FDA may issue Forms FDA-483 listing inspectional observations which, if not addressed to the FDA’s satisfaction, can result in further enforcement action. Similar inspections are carried out in the EEA by Notified Bodies and EEA Competent Authorities. The failure by LivaNova or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues could result in:

•	untitled letters, warning letters, fines, injunctions or consent decrees;

•	customer notifications or repair, replacement, refund, recall, detention or seizure of products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusal to grant or delay in granting 510(k) clearance or PMA approval of new products or modified products;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	civil penalties or criminal prosecution.
Any of these actions could impair our ability to produce our products in a cost-effective and timely manner in order to meet customers’ demands. We also may be required to bear other costs or take other actions that may have a negative impact on our future revenue and ability to generate profits. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in failure to produce products on a timely basis and in the required quantities, if at all.
LivaNova is subject to substantial post-market government regulation and any adverse regulatory action may materially adversely affect our financial condition and business operations.
Our medical devices remain subject to regulation by numerous government agencies following clearance or approval, including the global device regulatory bodies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing manufacturing, labeling, marketing, distribution, reporting, importing and exporting of our medical devices. In recent years, the FDA in particular has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies.
In December 2015, we received an FDA Warning Letter alleging certain violations of FDA regulations applicable to our 3T Heater Cooler devices and our Munich, Germany and Arvada, Colorado manufacturing facilities. The Warning Letter included an immediate prohibition on the importation of 3T Heater Cooler devices to the United States. We take these matters seriously and are working diligently to resolve the concerns raised by the FDA and to reduce any adverse impact this import restriction will have on existing U.S. customers of 3T Heater Cooler devices. We believe that the FDA’s concerns can be resolved without a material impact on our financial results. Manufacturing and shipment of all of the Company’s products other than the 3T Heater Cooler are unaffected by this limitation at the present time and will continue as normal. For further information, please refer to “Note 16. Commitments and Contingencies - Litigation and Regulatory Proceedings” in our consolidated financial statements included in this Report on Form 10-K/T.
Device manufacturers are permitted to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal healthcare program reimbursement of products promoted for “off-label” uses are false and fraudulent claims to the government. The failure to comply with “off-label” promotion restrictions can result in significant administrative obligations and costs, and potential penalties from, and/or agreements with, the federal government.
We use many distributors and independent sales representatives in certain territories and thus rely upon their compliance with applicable laws and regulations, such as the FDCA, the Anti-Kickback Statute, the False Claims Act, the Physician Payments Sunshine Act, similar laws under countries located outside the United States and other applicable federal, state or international laws. If a global regulatory body were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, it could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of foreign governments for exports, and/or require us to notify healthcare professionals and others that the devices present unreasonable risks of substantial harm to the public health. The global device regulatory bodies may also impose operating restrictions on a company-wide basis, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against, or recommend prosecution of, our officers, employees, or our company itself. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling its products.
LivaNova is also subject to various environmental laws and regulations worldwide. Our operations involve the use of substances regulated under environmental laws, primarily those used in manufacturing and sterilization processes. We cannot guarantee that compliance with environmental protection laws and regulations will not have a material impact on our consolidated earnings, financial condition, and/or cash flows.
In addition to the above-referenced laws and regulations, any governmental law or regulation imposed in the future may have a material adverse effect on us. From time to time, legislation is drafted and introduced that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. In addition, global regulatory bodies’ regulations and guidance can be revised or reinterpreted in ways that may significantly affect our business and products. It is impossible to predict whether legislative changes will be enacted or regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.
Quality problems with our processes, goods, and services could harm our reputation for producing high-quality products and erode our competitive advantage, sales, and market share.
Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high-quality components will be harmed, our competitive advantage could be damaged, and we could lose customers and market share.
Product liability claims could adversely impact our consolidated financial condition and our earnings and impair our reputation.
Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. In addition, many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing defects, design flaws or inadequate disclosure of product-related risks or product-related information with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. The occurrence of such an event could result in product liability claims or a recall of, or safety alert relating to, one or more of our products. We have elected to self-insure with respect to a portion of our product liability risks and hold global insurance policies in amounts we believe are adequate to cover future losses. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products.
Our failure to comply with rules relating to healthcare fraud and abuse, false claims and privacy and security laws may subject us to penalties and adversely impact our reputation and business operations.

Our devices and therapies are subject to regulation regarding quality and cost by various governmental agencies worldwide responsible for coverage, reimbursement and regulation of healthcare goods and services. In the United States, for example, federal government healthcare laws apply when a customer submits a claim for an item or service that is reimbursable under a U.S. federal government-funded healthcare program, such as Medicare or Medicaid. The principal U.S. federal laws implicated include:

•
the Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•
federal civil and criminal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent. Private individuals can file suits on behalf of the government under the False Claims Act, known as “qui tam” actions and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim;

•
the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•
federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•
the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners. Manufacturers are required to submit reports to CMS by the 90th day of each calendar year;

•
the FCPA, which prohibits corporations and individuals from paying, offering to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity; the U.K. Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors; and bribery provisions contained in the German Criminal Code, which, pursuant to draft legislation being prepared by the German government, may make the corruption and corruptibility of physicians in private practice and other healthcare professionals a criminal offense; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
The risk of LivaNova being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including our relationships with surgeons and other healthcare providers, some of whom recommend, purchase and/or prescribe our devices, group purchasing organizations and our independent sales agents and distributors, could be subject to challenge under one or more of such laws. LivaNova is also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, independent sales agents and distributors may engage in fraudulent or other illegal activity. While we have policies and procedures in place prohibiting such activity, misconduct by these parties could include, among other infractions or violations, intentional, reckless and/or negligent conduct or unauthorized activity that violates FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, laws that require the true, complete and accurate reporting of financial information or data or other commercial or regulatory laws or requirements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting LivaNova from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.
There are similar laws and regulations applicable to LivaNova outside the United States, all of which are subject to evolving interpretations. Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including exclusion from government contracting or government healthcare programs, and could negatively affect our business, reputation, operating results, and financial condition. In addition, a governmental authority may seek to hold us liable for successor liability violations committed by any companies in which we invest or that we acquire.
If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could also be subject to exclusion from participation as a supplier of product to beneficiaries. If we are excluded from participation based on such an interpretation it could adversely affect our reputation and business operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
Our insurance policies may not be adequate to cover future losses.
Our insurance policies (including general and products liability) provide insurance in such amounts and against such risks we have reasonably determined to be prudent in accordance with industry practices or as is required by law or regulation. Although, based on historical loss trends, we believe that our insurance coverage will be adequate to cover future losses; we cannot guarantee that this will remain true. Historical trends may not be indicative of future losses, and losses from unanticipated claims could have a material adverse impact on our consolidated earnings, financial condition, and/or cash flows.
Consolidation in the healthcare industry could have an adverse effect on our revenue and results of operations.
Many healthcare industry companies, including medical device companies, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components we produce. Increasing pricing pressures as a result of industry consolidation could have an adverse effect on our revenue, results of operations, financial position and cash flows.

We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing its patent and other proprietary rights against others.
We operate in an industry characterized by extensive patent litigation. Patent litigation against LivaNova could result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products.
We also rely on a combination of patents, trade secrets, and non-disclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so. While we intend to defend against any threats to our intellectual property, these patents, trade secrets, or other agreements may not adequately protect our intellectual property. Further, pending patent applications may not result in patents being issued to us. Patents issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors and such patents may be found invalid, unenforceable or insufficiently broad to protect our technology and may limit our competitive advantage. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and the required licenses may not be available on reasonable terms or at all. We also rely on non-disclosure and non-competition agreements with certain employees, consultants, and other parties to protect, in part, trade secrets and other proprietary rights. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.
In October 2009 for example, we entered into a license arrangement with Flint Hills Scientific, L.L.C. (“Flint Hills”), which was amended in January 2011 and January 2015.  The license relates to the ability of the AspireSR generator to, among other things, provide additional stimulation automatically by responding to a patient’s relative heart-rate changes that exceed variable thresholds. The license provides for a royalty fee in the low single digit percentages as it relates to AspireSR sales. Failure to protect such a license arrangement could have a material adverse effect on the Neuromodulation Business Unit.
In addition, the laws of certain countries in which we market our products are not uniform and may not protect our intellectual property rights equally. If we are unable to protect our intellectual property in particular countries, it could have a material adverse effect on our business, financial condition or results of operations.
Our research and development efforts rely upon investments and investment collaborations, and we cannot guarantee that any previous or future investments or investment collaborations will be successful.
Our strategy to provide a broad range of therapies to restore patients to fuller, healthier lives requires a wide variety of technologies, products, and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through our research and development efforts, we rely upon investments and investment collaborations to provide us access to new technologies both in areas served by our existing or legacy businesses as well as in new areas.
We expect to make future investments where we believe that we can stimulate the development of, or acquire new technologies and products to further our strategic objectives and strengthen our existing businesses. Investments and investment collaborations in and with medical technology companies are inherently risky, and we cannot guarantee that any of our previous or future investments or investment collaborations will be successful or will not materially adversely affect our consolidated earnings, financial condition and/or cash flows.
Our products are the subject of clinical trials conducted by LivaNova, our competitors, or other third parties, the results of which may be unfavorable, or perceived as unfavorable, and could have a material adverse effect on our business, financial condition, and results of operations.
As a part of the regulatory process of obtaining marketing clearance or approval for new products and modifications to or new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by LivaNova, by our competitors, or by third parties, or the market’s or global regulatory bodies’ perception of this clinical data, may adversely impact our ability to obtain product clearances or approvals, our position in, and share of, the markets in which we participate, and our business, financial condition, and results of operations. Success in pre-clinical testing and early clinical trials does not always ensure that later clinical trials will be successful, and we cannot be sure that later trials will replicate the results of prior trials and studies. Clinical studies must also be conducted in compliance with Good Clinical Practice (“GCP”) requirements administered by the FDA and other foreign regulatory authorities, and global regulatory bodies may undertake enforcement action against us based on a failure to adhere to these requirements. Any delay or termination of our clinical trials will delay the filing of product submissions and, ultimately, our ability to commercialize new products or product modifications. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile, which could inhibit further marketing and development of such products.
The global medical device industry is highly competitive and LivaNova may be unable to compete effectively.
In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of specialized products. Development by other companies of new or improved products, processes, or technologies, as discussed above, may make our products or proposed products less competitive. In addition, we face competition from providers of alternative medical therapies such as pharmaceutical companies. We face increasing competition for our indication specific patents for certain products. Competitive factors include:

•	product quality, reliability and performance;

•	product technology;

•	breadth of product lines and product services;

•	ability to identify new market trends;

•	customer support;

•	price;

•	capacity to recruit engineers, scientists and other qualified employees; and

•	reimbursement approval from governmental payors and private healthcare insurance providers.
Shifts in industry market share can occur in connection with product issues, physician advisories, safety alerts, and publications about our products reflecting the importance of product quality, product efficacy, and quality systems in the medical device industry. In the current environment of managed care, consolidation among healthcare providers, increased competition, and declining reimbursement rates, we are increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create, invest in, or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market our products. Additionally, we may experience design, manufacturing, marketing or other difficulties that could delay or prevent our development, introduction or marketing of new products or new versions of our existing products. As a result of such difficulties and delays, our development expenses may increase and, as a consequence, our results of operations could suffer.
For example, in our Neuromodulation business, our indication-specific patent protection for the VNS Therapy System for epilepsy and depression indications has expired. As a result, we could be subject to wider competition from medical devices without legal recourse to challenge our competitors based on patent infringement. For example, in November 2013, the FDA approved NeuroPace, Inc.’s responsive neurostimulation device for the treatment of refractory epilepsy. This device includes electrodes placed in pre-determined areas in the brain where seizures are thought to originate. NeuroPace has commenced commercial activity in the United States. In addition, a company based in Europe, Neurotech, SA, which is now owned by Sorin, has obtained authorization to affix the CE Mark to market a device capable of vagus nerve stimulation, and CerebralRx Ltd., based in Israel also has CE Mark approval for an implantable device capable of vagus nerve stimulation. CerebralRx Ltd. has engaged in tender offers in Italy, subjecting us to competition in that market. As a practical matter, we are always subject to competition from new and existing drugs. In the future, we expect to be subject to competition from both medical devices and drugs in the United States and other countries, which may reduce our sales and earnings or limit our growth. In addition, we believe that a company in China may be developing an implantable device that provides neuromodulation therapy to the vagus nerve; however we are not privy to details regarding any such device, including its commercial launch.
If we experience decreasing prices for our goods and services and we are unable to reduce our expenses, the results of our operations will suffer.
We may experience decreasing prices for our goods and services due to pricing pressure experienced by our customers from governmental payors, managed care organizations and other third-party payors, increased market power of our customers as the medical device industry consolidates and increased competition among medical engineering and manufacturing services providers. If the prices for our goods and services decrease and we are unable to reduce expenses, the results of our operations will be adversely affected.
We are subject to the risks of international economic and political conditions.
Our international operations are subject to risks that are inherent in conducting business overseas and under foreign laws, regulations and customs. These risks include possible nationalization, expropriation, importation limitations, violations of U.S. or local laws, including, but not limited to, the U.S. FCPA, pricing restrictions, and other restrictive governmental actions. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business and our consolidated financial condition or results of operations.
Since 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis. This global financial crisis, including the European sovereign debt crisis, has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy. Customers and vendors may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan future business activities. In addition, a significant amount of our trade receivables are either with third party intermediaries marketing, selling and distributing our products or with national healthcare systems in many countries, and repayment of these receivables is dependent upon the financial stability of the economies of those countries.
In light of these global economic fluctuations, we continue to monitor the creditworthiness of all of our customers worldwide. Failure to receive payment of all or a significant portion of receivables could adversely affect results of operations and cash flows. Deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the EU or the failure of the euro as a common European currency could adversely affect our revenue, financial condition or results of operations.
We intend to continue to pursue growth opportunities in sales worldwide, including in emerging markets outside Europe and the United States, which could expose us to greater risks associated with sales and operations in these regions. Emerging economies have less mature product regulatory systems and can have more volatile financial markets. Our profitability and operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	local product preferences and product requirements;

•	longer-term receivables than are typical in the EU or the United States;

•	fluctuations in foreign currency exchange rates;

•	less intellectual property protection in some countries outside the EU or the United States;

•	trade protection measures and import and export licensing requirements;

•	workforce instability;

•	political and economic instability;

•
the FCPA, which prohibits corporations and individuals from paying, offering to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity; the U.K. Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors; and bribery provisions contained in the German Criminal Code, which, pursuant to draft legislation being prepared by the German government, may make the corruption and corruptibility of physicians in private practice and other healthcare professionals a criminal offense; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
LivaNova is exposed to foreign currency exchange risk.
We transact business in numerous countries around the world and expect that a significant portion of our business will continue to take place in international markets. Consolidated financial statements are prepared in our functional currency, while the financial statements of each of our subsidiaries are prepared in the functional currency of that entity.
Accordingly, fluctuations in the exchange rate of the functional currencies of our foreign currency entities against the functional currency of LivaNova will impact our results of operations and financial condition. Several of our subsidiaries conduct transactions in currencies different than their functional currency. As such, it is expected that our revenue and earnings will continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates, which could have a material adverse effect on our business, results of operation or financial condition. Although we may elect to hedge certain foreign currency exposure, we cannot be certain that the hedging activity will eliminate our currency risk.
We are exposed to significant risks in relation to compliance with anti-corruption laws and regulations and economic sanctions programs.
LivaNova does business on a worldwide basis, which requires us to comply with the laws and regulations of various jurisdictions. Our international operations are subject to anti-corruption laws and regulations, such as the FCPA, the U.K. Bribery Act and economic sanctions programs, including those administered by the United Nations, the EU and the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) and regulations set forth under the Comprehensive Iran Accountability Divestment Act. The FCPA prohibits providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. The provisions of the U.K. Bribery Act extend beyond the bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Economic sanctions programs restrict our business dealings with certain sanctioned countries.
As a result of doing business in foreign countries, we are exposed to a risk of violating anti-corruption laws and sanctions regulations applicable in those countries where we, our partners or agents operate. Some of the international locations in which we operate, often in emerging markets, lack a developed legal system and have high levels of corruption. Our continued expansion and worldwide operations, including in developing countries, our development of joint venture relationships worldwide and the employment of local agents in the countries in which we operate increases the risk of violations of anti-corruption laws, OFAC regulations or similar laws. Violations of anti-corruption laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts (and termination of existing contracts) and revocations or restrictions of licenses, as well as criminal fines and imprisonment. In addition, any major violations could have a significant impact on our reputation and consequently on our ability to win future business.
While we believe we have a strong culture of compliance and adequate systems of control, we will seek to continuously improve our systems of internal controls and to remedy any weaknesses identified. There can be no assurance, however, that the policies and procedures will be followed at all times or effectively detect and prevent violations of the applicable laws by one or more of our employees, consultants, agents or partners and, as a result, we may be subject to penalties and material adverse consequences on our business, financial condition or results of operations.
In many of the international markets in which we do business, including certain parts of Europe, Asia and Latin America, we sell our products through distributors who may misrepresent our products.
Selling our products through distributors, particularly in public tenders, may expose us to a higher degree of risk. Our distributors are third parties retained by us to sell our products in different markets. However, our agents and distributors are independent contractors. If they misrepresent our products, do not provide appropriate service and delivery, or commit a violation of local or U.S. law, our reputation could be harmed, and we could be subject to fines, sanctions or both.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.
LivaNova is subject to income taxes as well as non-income based taxes, in the United States, the EU and various jurisdictions. We are also subject to ongoing tax audits in various other foreign jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We believe that our accruals reflect the probable outcome of known contingencies. However, there can be no assurance that we will accurately predict the outcomes of ongoing audits, and the actual outcomes of these audits could have a material impact on our consolidated net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate or results of operations.
LivaNova is subject to lawsuits.
LivaNova is or has been a defendant in a number of lawsuits for, among other things, alleged products liability and suits alleging patent infringement, and could be subject to additional lawsuits in the future. Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation (including tax litigation) to which we are a party. Any such future losses, individually or in the aggregate, could have a material adverse effect on our results of operations and cash flows.
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 16.  Commitments and Contingencies - Litigation and Regulatory Proceedings” in our consolidated financial statements included in this Report on Form 10-K/T.
Laws and/or collective bargaining agreements relating to employees may impact LivaNova’s flexibility to redefine and/or strategically reposition our activities.
In many of the countries where we operate, employees are covered by various laws and/or collective bargaining agreements that endow them, through their local or national representatives, with the right to be consulted in relation to specific issues, including the downsizing or closing of departments and staff reductions. The laws and/or collective bargaining agreements that are applicable to these agreements could have an impact on our flexibility, as they apply to programs to redefine and/or strategically reposition our activities, which could occur antecedent to the completion of the Mergers or in the ordinary course of business. Our ability to implement staff downsizing programs or even temporary interruptions of employment relationships is predicated on the approval of government entities and the consent of labor unions. Union-organized work stoppages by employees could have a negative impact on our business.
Risks related to management’s performance.
To a large extent, our success is predicated on the ability of its management team to effectively manage LivaNova and the individual businesses that it operates. The loss of the services of a senior manager or other key employee without an adequate replacement or the inability to attract and retain new and qualified resources could have a negative impact on our business outlook, activities and operating and financial results.
Risks related to access to financial resources.
The credit lines provided by our lenders are governed by clauses, commitments and covenants. The failure to comply with these provisions can constitute a failure to perform a contractual obligation, which authorizes the lender banks to demand the immediate repayment of the facilities, making it difficult to obtain alternative resources.
Changes in our financial position are the result of a number of factors, specifically including the achievement of budgeted objectives and the trends shaping general economic conditions, and the financial markets and the industry within which we operate. We expect to generate the resources needed to repay maturing indebtedness and fund scheduled investments from the cash flow produced by our operations, our available liquidity, the renewal or refinancing of bank borrowings and possibly, access to the capital markets. Even under current market conditions, we expect that our operations will generate adequate financial resources. Nevertheless, given the volatility in current financial markets, the possibility that problems in the banking and monetary markets could hinder the normal handling of financial transactions cannot be excluded.
Certain of our debt instruments will require us to comply with certain affirmative covenants and specified financial covenants and ratios.

Certain restrictions in our debt instruments could affect our ability to operate and may limit our ability to react to market conditions or to take advantage of potential business opportunities as they arise. For example, such restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance capital needs. Additionally, our ability to comply with these covenants and restrictions may be affected by events beyond our control such as prevailing economic, financial, regulatory and industry conditions. If any of these restrictions or covenants is breached, we could be in default under one or more of our debt instruments, which, if not cured or waived, could result in acceleration of the indebtedness under such agreements and cross defaults under its other debt instruments. Any such actions could result in the enforcement of our lenders’ security interests and/or force us into bankruptcy or liquidation, which could have a material adverse effect on our financial condition and results of operations.
As an English public limited company, certain capital structure decisions will require shareholder approval which may limit LivaNova’s flexibility to manage its capital structure.
LivaNova is a public limited company incorporated under the laws of England and Wales. English law provides that a board of directors may only allot shares (or rights to subscribe for or convertible into shares) with the prior authorization of shareholders, such authorization being up to the aggregate nominal amount of shares and for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. This authorization would need to be renewed by LivaNova’s shareholders prior to or upon its expiration (i.e., at least every five years). The LivaNova articles of association authorize the allotment of additional shares for a period of five years from the date of the adoption of the LivaNova articles up to an aggregate nominal amount of 9,764,463 ordinary shares, representing 20% of the number of shares in the capital of LivaNova as of October 19, 2015, the date of the adoption of the LivaNova articles, which authorization will need to be renewed upon expiration but may be sought more frequently for additional five-year terms (or any shorter period) and/or may be sought to allot a larger number of shares than specified in the existing authorization.
English law also generally provides shareholders with pre-emptive rights when new shares are issued for cash; however, it is possible for the LivaNova articles, or shareholders in general meeting, to exclude or disapply pre-emptive rights. Such an exclusion or disapplication of pre-emptive rights may be for a maximum period of up to five years from the date of adoption of the LivaNova articles, if the exclusion is contained in the LivaNova articles, or from the date of the shareholder resolution, if the exclusion is by shareholder resolution; in either case, this exclusion would need to be renewed by LivaNova’s shareholders prior to or upon its expiration (i.e., at least every five years). The LivaNova articles exclude pre-emptive rights in relation to an allotment of shares for cash pursuant to the authority referred to above for a period of five years following the date of the adoption of the LivaNova articles, which exclusion will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period) and/or may be sought to apply a larger number of shares than specified in the existing, disapplication authority.
English law also generally prohibits a public company from repurchasing its own shares without the prior approval of shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and other formalities. Such approval may be valid for a maximum period of up to five years.
Risks related to the reduction or interruption in supply and an inability to develop alternative sources for supply may adversely affect our manufacturing operations and related product sales.
LivaNova maintains manufacturing operations in 9 countries located throughout the world and purchases many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. Some of these companies are highly unionized. A close collaborative relationship between a manufacturer and its suppliers is typical in the medical device industry. While this approach can produce economic benefits in terms of lower costs, it also causes us to rely heavily on our suppliers. As a result, any problem affecting a supplier (whether due to external or internal causes) could have a negative impact on LivaNova.
In addition, we manufacture our products at our own facilities or through subcontractors located in various countries, purchasing the components and materials used to manufacture these products from numerous suppliers in various countries. However, in a few limited cases, specific components and raw materials are purchased from primary or main suppliers (or in some cases, a single supplier) for reasons related to quality assurance, cost-effectiveness ratio and availability. While we work closely with our suppliers to ensure supply continuity, we cannot guarantee that our efforts will always be successful. Moreover, due to strict standards and regulations governing the manufacture and marketing of our products, we may not be able to quickly locate new supply sources in response to a supply reduction or interruption, with negative effects on its ability to manufacture its products effectively and in a timely fashion.

We manufacture our products at production facilities in Italy, France, Costa Rica, Germany, the United States, Canada, Brazil, Australia and the Dominican Republic, all of which are exposed to the risk of production stoppages caused by exceptional or accidental events (fires, shutdowns of access roads, etc.) or natural calamities (floods, earthquakes, etc.). Even though we have implemented what we believe to be appropriate preventive actions and insurance coverage, the possibility that the occurrence of events of exceptional severity or duration could have an impact on our performance cannot be excluded.
Natural disasters, war, acts of terrorism and other events could adversely affect our future revenue and operating income.
Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts, and actions taken by governmental entities or by our customers or suppliers in response to such events, could cause significant economic disruption and political and social instability in the areas in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers.
LivaNova’s inability to integrate recently acquired businesses or to successfully complete future acquisitions could limit our future growth or otherwise be disruptive to our ongoing business.
From time to time, we expect to pursue acquisitions in support of our strategic goals. In connection with any such acquisitions, we face significant challenges in managing and integrating any expanded or combined operations, including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our success in implementing this strategy will depend to some degree upon the ability of management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities.
The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any businesses we may acquire into our existing business. The integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Failure to successfully manage and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, we cannot be certain that our investments, alliances and acquired businesses will become profitable or remain so. If our investments, alliances or acquisitions are not successful, we may record unexpected impairment charges. Factors that could affect the success of potential future acquisitions include:

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•	adverse developments arising out of investigations by governmental entities of the business practices of acquired companies;

•	any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases;

•	our ability to retain key employees; and

•
the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products, achieving cost savings and effectively combining technologies to develop new products.

Risks Relating to LivaNova Following Completion of the Mergers
LivaNova may not realize the cost savings, synergies and other benefits that are anticipated as a result of the Mergers.
The combination of two independent companies is a complex, costly and time-consuming process. As a result of the completed Mergers, we will be required to devote significant management attention and resources to integrating the business practices and operations of Sorin and Cyberonics. The integration process may disrupt LivaNova’s business operations and, if implemented ineffectively, could preclude realization of the full benefits expected to be realized in connection with the Mergers. Our failure to meet the challenges involved in successfully integrating the operations of Sorin and Cyberonics or otherwise to realize the anticipated benefits of the Mergers could cause an interruption of the company’s activities and could seriously harm our results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships and diversion of management’s attention, and may cause the combined company’s stock price to decline. The difficulties of combining the operations of the companies include, among others:

•	managing a significantly larger company;

•	coordinating geographically separate organizations;

•	the potential diversion of management focus and resources from other strategic opportunities and from operational matters;

•	retaining existing customers and attracting new customers;

•	maintaining employee morale and retaining key management and other employees;

•	integrating two unique business cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating distribution and marketing efforts;

•	integrating information technology, communications and other systems;

•	changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company;

•	unforeseen expenses associated with the Mergers; and

•	effecting actions that may be required in connection with obtaining regulatory approvals.
Many of these factors are outside of our control and any one of them could result in increased costs, decreased revenue and diversion of management’s time and energy, which could materially impact LivaNova’s business, financial condition and results of operations. In addition, even if the operations of Sorin and Cyberonics are integrated successfully, LivaNova may not realize the full benefits of the Mergers, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. As a result, LivaNova cannot assure our stockholders that the combination of Sorin and Cyberonics will result in the realization of the full benefits anticipated.
Our business relationships may be subject to disruption due to uncertainty associated with the Mergers.
Parties with which we do business may experience uncertainty associated with the Mergers. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than LivaNova and our subsidiaries. These disruptions could have an adverse effect on our business, financial condition, and/or results of operations or prospects, including an adverse effect on our ability to realize the anticipated benefits of the Mergers.
We may have difficulty attracting, motivating and retaining executives and other key employees due to uncertainty associated with the recent Mergers.
Since the Mergers are complete, LivaNova’s success will depend in part upon our ability to retain key employees of Sorin and Cyberonics and hire new personnel. Competition for qualified personnel can be intense. Current and prospective LivaNova employees may experience uncertainty about the effect of the Mergers, which may impair our ability to attract, retain and motivate key management, sales, marketing, technical and other personnel.
In addition, pursuant to change-in-control provisions in our employment and transition agreements, certain of our key employees are entitled to receive severance payments upon a constructive termination of employment. Certain of our key employees potentially could terminate their employment following specified circumstances set forth in the applicable employment or transition agreement, including certain changes in such key employees’ title, status, authority, duties, responsibilities or compensation, and collect severance. Such circumstances could occur in connection with the Mergers as a result of changes in roles and responsibilities. If our key employees depart, the continued integration of Sorin’s and Cyberonics’ businesses may be more difficult and LivaNova’s operations may be harmed. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the businesses of Sorin or Cyberonics, and LivaNova’s ability to realize the anticipated benefits of the Mergers may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with activities of labor unions or works councils or integrating employees into the combined company. Accordingly, no assurance can be given that we will be able to attract or retain key employees to the same extent that the legacy Sorin and Cyberonics companies were able to attract or retain employees in the past.
We have and will continue to incur certain transaction and merger-related costs in connection with the Mergers.
We have incurred and expect to incur a number of non-recurring direct and indirect costs associated with the Mergers. These costs and expenses include fees paid to financial, legal and accounting advisors, filing fees, printing expenses and other related charges as well as ongoing expenses related to facilities and systems consolidation costs, severance payments and other potential employment-related costs, including payments remaining to be made to certain Sorin and Cyberonics executives. In the transitional period April 25, 2015 to December 31, 2015, we incurred $42.1 million in expenses related to the Mergers and expect additional expenses in future for the integration of the two merged businesses. In addition, we incurred $13.7 million and $11.3 million in integration and restructuring expenses, respectively, during the prior year, of which integration expenses related to systems integration, organization structure integration, finance, synergy and tax planning, transitioning of accounting methodologies, our listing on the LSE and certain re-branding efforts, and restructuring efforts related to our intent to leverage economies of scale, eliminate overlapping corporate expenses and streamline distributions, logistics and office functions in order to reduce overall costs. While we assumed a certain level of expenses in connection with the terms of the Transaction Agreement, there are many factors beyond our control, including unanticipated costs that could affect the total amount or the timing of these expenses. Although we expect that the benefits of the Mergers will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.
The IRS may not agree with the conclusion that LivaNova should be treated as a foreign corporation for U.S. federal tax purposes, and LivaNova may be required to pay substantial U.S. federal income taxes.
LivaNova believes that under current law, it is treated as a foreign corporation for U.S. federal tax purposes because it is a U.K. incorporated entity. Although LivaNova is incorporated in the U.K., the IRS may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Code. For U.S. federal tax purposes, a corporation is considered a tax resident in the jurisdiction of its organization or incorporation, except as provided under Section 7874. Subject to the discussion of Section 7874 below, because LivaNova is a U.K. incorporated entity, it would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.
For LivaNova to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874, in connection with the Mergers completed on October 19, 2015, either (i) the former stockholders of Cyberonics must own (within the meaning of Section 7874) less than 80% (by both vote and value) of LivaNova ordinary shares by reason of holding shares of Cyberonics common stock, or (ii) LivaNova must have substantial business activities in the U.K. after the Mergers (taking into account the activities of LivaNova’s expanded affiliated group). For purposes of Section 7874, “expanded affiliated group” (“EAG”) means a foreign corporation and all subsidiaries in which the foreign corporation, directly or indirectly, owns more than 50% of the shares by vote and value. LivaNova does not expect to have substantial business activities in the U.K. within the meaning of these rules.
LivaNova believes that because the former stockholders of Cyberonics own (within the meaning of Section 7874) less than 80% (by both vote and value) of LivaNova ordinary shares by reason of holding shares of Cyberonics common stock, the test set forth above to treat LivaNova as a foreign corporation was satisfied in connection with the Mergers completed on October 19, 2015. However, the IRS may disagree with the calculation of the percentage of the LivaNova ordinary shares deemed held by former holders of Cyberonics common stock by reason of being former holders of Cyberonics common stock due to the calculation provisions laid out under Section 7874 and accompanying guidance (the “Section 7874 Percentage”). The rules relating to calculating the Section 7874 Percentage are new and subject to uncertainty, and thus it cannot be assured that the IRS will agree that the ownership requirements to treat LivaNova as a foreign corporation were met. In addition, there have been legislative proposals to expand the scope of U.S. corporate tax residence, including by potentially causing LivaNova to be treated as a U.S. corporation if the management and control of LivaNova and its affiliates were determined to be located primarily in the United States. There have also been recent IRS publications expanding the application of Section 7874 and there could be prospective or retroactive changes to Section 7874 or the U.S. Treasury Regulations promulgated thereunder that could result in LivaNova being treated as a U.S. corporation.

The IRS may not agree with the conclusion that Section 7874 does not limit Cyberonics’ and its U.S. affiliates’ ability to utilize their U.S. tax attributes and does not impose an excise tax on gain recognized by certain individuals.
If the Section 7874 Percentage is calculated to be at least 60% but less than 80%, Section 7874 imposes a minimum level of tax on any “inversion gain” of a U.S. corporation (and any U.S. person related to the U.S. corporation) after the acquisition. Inversion gain is defined as (i) the income or gain recognized by reason of the transfer of property to a foreign related person during the 10-year period following the Cyberonics merger, and (ii) any income received or accrued during such period by reason of a license of any property by the U.S. corporation to a foreign related person. The effect of this provision is to deny the use of certain U.S. tax attributes (including net operating losses and certain tax credits) to offset U.S. tax liability, if any, attributable to such inversion gain. In addition, the IRS and the U.S. Treasury Department have issued guidance that has further limited benefits of certain post-combination transactions for combinations resulting in a Section 7874 Percentage of at least 60% but less than 80%, and have announced the intention to issue future guidance that could potentially limit benefits of interest deductions from intercompany debt or other deductions deemed to inappropriately “strip” U.S. source earnings.
Additionally, if the Section 7874 Percentage is calculated to be at least 60% but less than 80%, Section 7874 and rules related thereto would impose an excise tax under Section 4985 of the Code (“Section 4985 Excise Tax”) on the gain recognized by certain “disqualified individuals” (including officers and directors of Cyberonics) on certain Cyberonics stock-based compensation held thereby at a rate equal to 15%. If the Section 4985 Excise Tax is applicable, the compensation committee of the Cyberonics board has determined that it is appropriate to provide such individuals with a payment with respect to the excise tax, so that, on a net after-tax basis, they would be in the same position as if no such excise tax had been applied.
LivaNova believes the Section 7874 Percentage following the combination of Cyberonics and Sorin was less than 60%. As a result, LivaNova believes that (i) Cyberonics and its U.S. affiliates will be able to utilize their U.S. tax attributes to offset their U.S. tax liability, if any, resulting from certain subsequent specified taxable transactions, and (ii) “disqualified individuals” will not be subject to the Section 4985 Excise Tax. However, the rules relating to calculating the Section 7874 Percentage are new and subject to uncertainty, and thus it cannot be assured that the IRS will agree that the Section 7874 Percentage following the combination of Cyberonics and Sorin was less than 60%.
LivaNova’s status as a foreign corporation for U.S. federal income tax purposes could be affected by a change in law.
LivaNova believes that under current law, it is treated as a foreign corporation for U.S. federal tax purposes because it is a U.K. incorporated entity. However, changes to the inversion rules in Section 7874 of the Code or the U.S. Treasury Regulations promulgated thereunder could adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to LivaNova and its respective stockholders, shareholders and affiliates. In addition, recent legislative proposals and IRS guidance have aimed to expand the scope of U.S. corporate tax residence, including by reducing the Section 7874 Percentage threshold at or above which LivaNova would be treated as a U.S. corporation or by determining LivaNova’s U.S. corporate tax residence based on the location of the management and control of LivaNova and its affiliates. Any such changes to Section 7874 or other such legislation, if passed, could have a significant adverse effect on LivaNova’s financial results.
Future changes to U.S. and foreign tax laws could adversely affect LivaNova.
The U.S. Congress, the U.K. Government, the Organisation for Economic Co-operation and Development and other government agencies in jurisdictions where LivaNova and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Additionally, recent legislative, treaty and regulatory proposals in the United States would impose certain earnings stripping limitations, among others, on LivaNova and its affiliates including if at least 60% of the LivaNova ordinary shares (by vote or value) are considered to be held by former holders of Cyberonics common stock by reason of their holding Cyberonics common stock for purposes of Section 7874. In addition, other recent legislative proposals would treat LivaNova as a U.S. corporation if the management and control of LivaNova and its affiliates were determined to be located primarily in the United States and/or would reduce the Section 7874 Percentage threshold at or above which LivaNova would be treated as a U.S. corporation. Furthermore, the 2016 U.S. Model Income Tax Convention recently released by the U.S. Treasury Department would reduce potential tax benefits with respect to LivaNova and its affiliates if the Section 7874 Percentage were calculated to be at least 60% but less than 80% by imposing full withholding taxes on payments pursuant to certain financing structures, distributions from U.S. subsidiaries and payments pursuant to certain licensing arrangements. Thus, the tax laws in the United States, the

U.K. and other countries in which LivaNova and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect LivaNova.
LivaNova may not qualify for benefits under the tax treaty entered into between the U.K. and the United States.
LivaNova believes that it operates in a manner such that it is eligible for benefits under the tax treaty entered into between the U.K. and the United States. However, LivaNova’s ability to qualify for such benefits will depend upon the requirements contained in such treaty.
The failure by LivaNova or its subsidiaries to qualify for benefits under the tax treaty entered into between the U.K. and the United States could result in adverse tax consequences to LivaNova and its subsidiaries.
The 2016 U.S. Model Income Tax Convention recently released by the U.S. Treasury Department would reduce potential tax benefits with respect to LivaNova and its affiliates if the Section 7874 Percentage is calculated to be at least 60% but less than 80% by imposing full withholding taxes on payments pursuant to certain financing structures, distributions from U.S. subsidiaries and payments pursuant to certain licensing arrangements. If the proposed treaty is enacted with applicability to LivaNova or its affiliates, it would result in material reductions in the benefit of qualifying for a treaty. See also the section entitled “Future changes to U.S. and foreign tax laws could adversely affect LivaNova.”
LivaNova believes that it operates so as to be treated exclusively as a resident of the U.K. for tax purposes, but the relevant tax authorities may treat it as also being a resident of another jurisdiction for tax purposes.
LivaNova is a company incorporated in the U.K. Current U.K. law provides that LivaNova will be regarded as being a U.K. resident for tax purposes from incorporation and shall remain so unless (a) it is concurrently resident in another jurisdiction (applying the tax residence rules of that jurisdiction) that has a double tax treaty with the U.K. and (b) there is a tiebreaker provision in that tax treaty which allocates exclusive residence to that other jurisdiction.
Based upon LivaNova’s management and organizational structure, LivaNova believes that it should be regarded as resident exclusively in the U.K. from its incorporation for tax purposes. However, because this analysis is highly factual and may depend on future changes in LivaNova’s management and organizational structure, there can be no assurance regarding the final determination of LivaNova’s tax residence. Should LivaNova be treated as resident in a country or jurisdiction other than the U.K., it could be subject to taxation in that country or jurisdiction on its worldwide income and may be required to comply with a number of material and formal tax obligations, including withholding tax and/or reporting obligations provided under the relevant tax law, which could result in additional costs and expenses for LivaNova, as well as its shareholders, lenders and/or bondholders.
The effective tax rate that will apply to LivaNova is uncertain and may vary from expectations.
No assurances can be given as to what LivaNova’s worldwide effective corporate tax rate will be because of, among other things, uncertainty regarding the tax policies of the jurisdictions where it operates. LivaNova’s actual effective tax rate may vary from our expectations and that variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices could change in the future.
English law requires that LivaNova meet certain additional financial requirements before it declares dividends or repurchases shares following the Mergers.
Under English law, LivaNova is only able to declare dividends, make distributions or repurchase shares out of “distributable profits”. “Distributable profits” are a company’s accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. In addition, LivaNova, as a public company, may only make a distribution if the amount of its net assets is not less than the aggregate of its called-up share capital and undistributable reserves and if, and to the extent that, the distribution does not reduce the amount of those assets to less than that aggregate total. Neither the capitalization nor the reduction will impact shareholders’ relative interests in the capital of LivaNova. The LivaNova articles permits LivaNova, by ordinary resolution of the shareholders, to declare dividends, provided that the directors have made a recommendation as to its amount. The dividend shall not exceed the amount recommended by the directors. The directors may also decide to pay interim dividends if it appears to them that the profits available for distribution justify the payment. When recommending or declaring the payment of a dividend, the directors shall be required under English law to comply with their duties, including considering LivaNova’s future financial requirements.
The LivaNova articles provide that the courts of England and Wales have exclusive jurisdiction to determine any and all disputes brought by a LivaNova shareholder (whether in its own name or in the name of LivaNova) against LivaNova and/or the LivaNova board and/or any of the directors of LivaNova.
The LivaNova articles provide that the courts of England and Wales shall have exclusive jurisdiction to determine any and all disputes brought by a member in that member’s capacity (whether in its own name or in the name of LivaNova) as such against LivaNova and/or the LivaNova board and/or any of the directors of LivaNova individually or collectively in connection with the LivaNova articles. Under English law, the proper claimant for wrongs committed against LivaNova, including by our directors, is considered to be LivaNova itself. Also, English law only permits a shareholder to initiate a lawsuit on behalf of a company such as LivaNova in limited circumstances, and requires court permission to do so.
Transfers of LivaNova ordinary shares may be subject to U.K. stamp duty or U.K. stamp duty reserve tax (“SDRT”).
U.K. stamp duty and/or SDRT are imposed in the U.K. on certain transfers of or agreements to transfer chargeable securities (which include shares in companies incorporated in the U.K.) at a rate of 0.5% of the consideration paid for the transfer. Certain issues or transfers of shares to depositaries or into clearance services, as discussed below, are charged at a higher rate of 1.5%.
Transfers of shares or agreements to transfer shares held in book entry form through the Depository Trust & Clearing Corporation (“DTC”) should not be subject to U.K. stamp duty or SDRT in the U.K. A transfer of title in the shares or an agreement to transfer the shares from within the DTC system out of DTC and any subsequent transfers or agreements to transfer that occur entirely outside the DTC system, including repurchase by LivaNova, will generally be subject to U.K. stamp duty or SDRT at a rate of 0.5% of any consideration, which is payable by the transferee of the shares. Any such duty must be paid (and the relevant transfer document stamped by Her Majesty’s Revenue & Customs (“HMRC”)) before the transfer can be registered in the books of LivaNova. If such shares are redeposited into the DTC system, the redeposit will attract U.K. stamp duty or SDRT at the higher 1.5% rate.
LivaNova has put in place arrangements to require that shares held in certificated form cannot be transferred into the DTC system until the transferor of the shares has first delivered the shares to a depository specified by LivaNova so that U.K. stamp duty or SDRT may be collected in connection with the initial delivery to the depository. Any such shares will be evidenced by a receipt issued by the depository. Before the transfer can be registered in the books of LivaNova, the transferor will also be required to put the depository in funds to settle the applicable U.K. stamp duty or SDRT, which will be charged at a rate of 1.5% of the value of the shares.
In HMRC’s most recent guidance published on July 23, 2014, in response to the decisions in certain recent cases, HMRC has confirmed that it will no longer seek to apply the 1.5% U.K. stamp duty or SDRT charge when new shares of companies incorporated in the U.K. are first issued to a clearance service (or its nominee) or depositary (or its nominee or agent) anywhere in the world or are transferred to such an entity anywhere in the world as an integral part of an issue of share capital. Accordingly, it is not currently expected that U.K. stamp duty and/or SDRT would be imposed under current U.K. tax law and HMRC practice on a future issue of shares by LivaNova. However, it is possible that the U.K. government may change the relevant law in response to the cases referenced above, and that this may have a material effect on the cost of share issues by LivaNova and potentially on the cost of dealing in LivaNova shares. If LivaNova ordinary shares are not eligible for deposit and clearing within the facilities of DTC, then transactions in its securities may be disrupted.
The facilities of DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. LivaNova ordinary shares are at present, subject to certain conditions, generally eligible for deposit and clearing within the DTC system. However, DTC generally has discretion to cease to act as a depository and clearing agency for LivaNova ordinary shares. If DTC determines at any time that LivaNova ordinary shares are not eligible for continued deposit and clearance within its facilities, then LivaNova believes that its ordinary shares would not be eligible for continued listing on a U.S. securities exchange and trading in LivaNova ordinary shares would be disrupted. While LivaNova would pursue alternative arrangements to preserve the listing and maintain trading, any such disruption could have a material adverse effect on the trading price of LivaNova ordinary shares.
LivaNova has also put in place certain depositary arrangements to give holders of LivaNova ordinary shares the option to settle and pay for interests in LivaNova ordinary shares through CREST. CREST is the system for the electronic settlement of trades in securities operated by Euroclear UK & Ireland Limited. CREST allows securities to be transferred from one CREST account to another without the need to use share certificates or written instruments of transfer. Under the current depositary arrangements put in place by LivaNova, settlement of LivaNova ordinary shares in CREST takes place through domestic depositary interests (“DDIs”) issued by Computershare Investor Services PLC acting as depositary. The underlying LivaNova ordinary shares remain in the DTC system in the participant account of a Computershare affiliate and Computershare Investor Services PLC issues the DDIs representing such LivaNova ordinary shares that settle through CREST on a one-for-one basis. LivaNova ordinary shares themselves are not enabled for direct settlement through CREST. Transfers of DDIs representing underlying LivaNova ordinary shares through CREST are generally liable to SDRT, rather than U.K. stamp duty, at the 0.5% rate. CREST is required to collect SDRT on relevant transactions settled within the CREST system. LivaNova has received confirmation from HMRC that the issue and deposit into CREST, and any subsequent cancellation, of DDIs representing underlying LivaNova ordinary shares should not give rise to any liability to U.K. stamp duty or SDRT.

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our principal executive office is located in the United Kingdom and is leased by us. Our business unit headquarters are located in France, Italy and the United States, wherein the location in France is leased by us and the locations in Italy and United States are owned by us. Manufacturing and research facilities are located in Belgium, Brazil, British Columbia, Costa Rica, Dominican Republic, France, Germany, Italy, The People's Republic of China and the United States. Our total manufacturing and research facilities are approximately 1,662,178 square feet, of which approximately 32 percent are located within the United States. Approximately 60 percent of the manufacturing or research facilities are owned by us and the balance is leased.
We also maintain 21 primary administrative offices in 15 countries. Most of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture, and market our products. Our facilities are in good operating condition, suitable for their respective uses, and adequate for current needs. We currently are evaluating our properties for additional cost savings and efficiencies, due to the Mergers.
Item 3.  Legal Proceedings
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 16.  Commitments and Contingencies – Litigation and Regulatory Proceedings” in our consolidated financial statements included in this Report on Form 10-K/T.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our ordinary shares are quoted on the NASDAQ Global Market and on the Main Market of the London Stock Exchange (as a standard listing) under the symbol “LIVN.” Prior to the Mergers, our common stock was quoted on the NASDAQ Global Market under the symbol “CYBX.” Immediately following the consummation of the Mergers, on October 19, 2015, we delisted “CYBX” and commenced trading under “LIVN.” The share prices shown in the table below prior to the Mergers have not been restated, since the “CYBX” shares were exchanged one for one for “LIVN” shares in accordance with the Merger Agreement.
The high and low sale prices for our common/ordinary shares during the fiscal years 2014, 2015 and the transitional period April 25, 2015 to December 31, 2015 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

	High	Low
Fiscal Year Ended April 25, 2014
First Quarter	$54.00	$42.50
Second Quarter	59.24	49.65
Third Quarter	71.93	56.30
Fourth Quarter	73.52	59.43
Fiscal Year Ended April 24, 2015
First Quarter	$64.08	$55.27
Second Quarter	62.68	49.23
Third Quarter	59.29	48.19
Fourth Quarter	76.48	54.46
Transitional Period Ended December 31, 2015
First Quarter - April 25, 2015 to July 24, 2015	$69.88	$56.15
Transitional Quarter - July 25, 2015 to October 18, 2015	71.20	57.90
Transitional Period - October 19, 2015 to December 31, 2015	77.00	53.13
As of February 24, 2016, according to data provided by our transfer agent, there were 16 stockholders of record.
Recent Sales of Unregistered Securities
During the past fiscal year, we did not issue any securities that were not registered under the Securities Act.
Dividend Policy
We have not declared or paid any cash dividends. We intend to retain future earnings primarily to fund the development and growth of our business and therefore do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board of Directors.
Issuer Purchases of Securities
The table below presents purchases of equity securities by us and our affiliated purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (3)
April 25 - May 29, 2015	—	$—	—	—
May 30 - June 26, 2015	36,110	61.7600	—	—
June 27 - July 24, 2015	—	—	—	—
July 25 - August 28, 2015	—	—	—	—
August 29 - September 25, 2015	—	—	—	—
September 26 - October 18, 2015 (3)	73,193	69.9475	—	—
Totals	109,303	$67.2426	—	—

(1)	Shares were purchased to cover employees’ minimum tax withholding obligations related to vested share-based compensation grants.
(2)	Shares are purchased at market price.
(3)	On October 19, 2015, all treasury shares were canceled as part of the Mergers. No ordinary shares have been repurchased and held in treasury since the cancellation.

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report on Form 10-K/T. The selected financial data and the related notes for the transitional period April 25, 2015 to December 31, 2015 and for the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013 are derived from audited consolidated financial statements that are included in this Report on Form 10-K/T. LivaNova, as the successor company to Cyberonics, is reporting the results for Cyberonics and its consolidated subsidiaries for the period April 25, 2015 to December 31, 2015 and the consolidated results of LivaNova, which includes the results of Sorin and its subsidiaries, for the period October 19, 2015 to December 31, 2015. The selected financial data and the related notes for the fiscal years ended April 27, 2012 and April 29, 2011 are derived from audited consolidated financial statements that are not included in this Report on Form 10-K/T.

Consolidated Statements of Operations Data(1)	Transitional Period April 25, 2015 to	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	For the Year Ended	For the Year Ended
(In thousands, except per share data)	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013	April 27, 2012	April 29, 2011
Net sales	$415,707	$291,558	$282,014	$254,320	$218,503	$190,464
Cost of sales	149,181	27,311	27,355	21,907	19,657	23,020
Gross profit	266,526	264,247	254,659	232,413	198,846	167,444
Operating expenses:
Selling, general and administrative	173,065	123,619	120,642	112,515	102,569	89,654
Research and development	51,931	43,284	46,562	41,552	35,335	28,603
Merger related expenses (1)	42,098	8,692	—	—	—	—
Integration expenses	13,689	—	—	—	—	—
Restructuring expenses	11,323	—	—	—	—	—
Litigation settlement	—	—	7,443	—	—	—
Total operating expenses	292,106	175,595	174,647	154,067	137,904	118,257
Income (loss) from operations	(25,580)	88,652	80,012	78,346	60,942	49,187
Interest income (expense), net	(1,117)	163	162	(35)	30	(135)
Impairment of investment	(5,062)	—	—	(4,059)	—	—
Gain on warrants’ liability	—	—	—	1,326	—	—
Other expense, net	(7,522)	479	(295)	(303)	(550)	(387)
Income (loss) before income taxes	(39,281)	89,294	79,879	75,275	60,422	48,665
Income tax (benefit) expense (2)	(12,976)	31,446	24,989	28,917	24,344	1,939
Income (loss) from equity method investments	(3,308)	—	—	—	—	—
Net income (loss)	$(29,613)	$57,848	$54,890	$46,358	$36,078	$46,726
Basic income (loss) per share	$(0.90)	$2.19	$2.02	$1.68	$1.30	$1.67
Diluted income (loss) per share	$(0.90)	$2.17	$2.00	$1.66	$1.28	$1.64
Shares used in computing basic income (loss) per share	32,741	26,391	27,143	27,604	27,827	28,051
Shares used in computing diluted income (loss) per share	32,741	26,626	27,466	28,009	28,307	28,610
Consolidated Balance Sheet Data (at year end):
Cash, cash equivalent and short-term investments	$119,610	$151,207	$128,328	$135,709	$96,654	$89,314
Working capital	314,293	209,272	190,532	178,333	138,066	122,466
Total assets	2,558,739	315,944	294,191	264,043	211,908	211,469
Convertible Notes	—	—	—	—	4	7,048
Long-term debt obligations	91,791	—	—	—	—	—
Retained earnings (deficit)	48,214	77,827	19,979	(34,911)	(81,268)	(117,346)
Stockholders’ equity	$1,811,462	$276,574	$259,100	$229,568	$183,469	$175,453

(1)
On October 19, 2015, the Mergers of Cyberonics and Sorin were consummated. Cyberonics was considered the accounting acquirer and LivaNova became the successor organization to Cyberonics. Historical data presented is Cyberonics’ data. Sorin’s data, as the accounting acquiree of LivaNova following completion of the Mergers, is included for the period October 19, 2015 to December 31, 2015.

(2)
During fiscal year 2011, we reduced our valuation allowance on our U.S. net operating loss carryforward deferred tax asset and recorded income tax benefits of $8.9 million. In addition, during fiscal year 2011, we recorded an income tax benefit of $9.0 million related to claiming a worthless stock deduction with respect to the shares we own in Cyberonics Europe BVBA.

(3)
During fiscal year 2011, we repurchased our Senior Subordinated Convertible Notes (“Convertible Notes”) that were issued in September 2005 in privately negotiated transactions. During fiscal year 2012, in connection with the settlement of litigation relating to the Convertible Notes, we were required to retire the Convertible Notes that were tendered at par.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with Part I of this Report on Form 10-K/T, including the matters set forth in “Cautionary Statement About Forward-Looking Statements,” “Item 1A. Risk Factors” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K/T as of and for the transitional period ended December 31, 2015 and as of and for each of the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013.
Understanding Our Financial Information
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company and its subsidiaries.
This Report on Form 10-K/T is a transition report as a result of the change from Cyberonics’ fiscal year ending the last Friday in April to a calendar year ending December 31, which impacts the comparability of the prior fiscal year ended April 24, 2015 to the transitional year ended December 31, 2015. The transitional period is April 25, 2015 to December 31, 2015, and we have, therefore, provided an unaudited equivalent prior period of April 26, 2014 to December 26, 2014 for comparison. The equivalent prior period is based on historical Cyberonics data and is matched to the current transitional year as closely as possible. In addition, the transitional year ended December 31, 2015 includes Sorin activity for the period October 19, 2015 to December 31, 2015, and we address the impact of Sorin activity separately in our analysis.
The Mergers
Overview. On October 19, 2015, Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company. Following the completion of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin.
Based on the structure of the Mergers, management determined that Cyberonics is considered to be the acquirer and predecessor for accounting purposes. The Mergers were accounted for as a reverse acquisition with financial results reflecting the Mergers as an acquisition of Sorin by Cyberonics.
Looking forward. The Mergers are expected to provide revenue enhancements, cost savings and synergy opportunities to increase the size and scale of LivaNova’s revenues, provide greater geographic and product diversity and enhance growth opportunities in three emerging technologies in the areas of heart failure, sleep apnea and percutaneous mitral valves. The Mergers are also expected to allow LivaNova to utilize and integrate certain Sorin technologies into its existing and future product lines for epilepsy.
For further information regarding the acquisition, refer to “Item 1. Business” and “Note 3. Business Combinations” to the consolidated financial statements included in this Report on Form 10-K/T.
Overview
LivaNova is a public limited company incorporated under the laws of England and Wales. Headquartered in London, U.K., LivaNova is a global medical device company focused on the development and delivery of important therapeutic solutions for the benefit of patients, healthcare professionals and healthcare systems throughout the world. Working closely with medical professionals in the fields of Cardiac Surgery, Neuromodulation and Cardiac Rhythm Management, we design, develop, manufacture and sell innovative therapeutic solutions that are consistent with our mission to improve our patients’ quality of life, increase the skills and capabilities of healthcare professionals and minimize healthcare costs.
Segments
Upon completion of the Mergers, we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. The historical Cyberonics operations are included in the Neuromodulation segment, and the Sorin business activities are included in the Cardiac Surgery and Cardiac Rhythm Management (“CRM”) segments. You should read the following discussion and analysis together with Part I of this Form 10-K/T, including the matters set forth in “Cautionary Statement About Forward-Looking Statements,” “Item 1A. Risk Factors” and our consolidated financial statements and the related notes included elsewhere in this Report on Form 10-K/T as of and for the transitional period April 25, 2015 to December 31, 2015 and as of and for each of the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013.
The Neuromodulation Business Unit:
The Neuromodulation Business Unit designs, develops and markets neuromodulation therapy for the treatment of drug-resistant epilepsy and treatment resistant depression. Through this segment, we market our proprietary implantable VNS Therapy Systems that deliver vagus nerve stimulation therapy for the treatment of epilepsy and depression.

Recent Developments
Research and Development updates. Following an internal review of our R&D activities, we decided to terminate certain R&D projects during the transitional period ended December 31, 2015, including the ProGuardian™ System project and the recharge technology project, for a loss of $2.2 million, which was recorded as a charge to R&D in our consolidated statement of income (loss).
Product updates. The AspireSR generator was launched in Europe in February 2014 and in the United States in June 2015. The AspireSR generator delivers programmable passive stimulation comparable to other VNS Therapy generators and is the first and only VNS Therapy System to automatically provide additional stimulation in response to a patient’s relative heartrate changes exceeding certain variable thresholds. Heartrate changes accompany seizure activity in certain patients, and the thresholds are programmed by the patient’s physician and can be customized to suit individual patient needs. By December 31, 2015, sales of AspireSR accounted for approximately 70% of our VNS Therapy generator sales.
Investments. From September 2012 to January 2015, we invested approximately $5.1 million in Cerbomed GmbH (“Cerbomed”), a privately held European company developing a transcutaneous vagus nerve stimulation (“t-VNS”) device for several indications, including the treatment of drug-resistant epilepsy. However, during the transitional period April 25, 2015 to December 31, 2015, we fully impaired our investment in Cerbomed for a $5.1 million loss recorded as a non-operating Impairment of Investments on our consolidated statement of income (loss).
Cardiac Surgery Business Unit:
The Cardiac Surgery segment develops, manufactures and markets disposable implantable prostheses to treat a variety of heart valve disorders, including a complete line of surgical tissue and mechanical valve replacements and repair products, systems to enable extracorporeal circulation during cardiopulmonary bypass surgery (including heart-lung machines, oxygenators, perfusion tubing systems, cannulae and accessories), as well as related equipment and disposables for autotransfusion and autologous blood washing for neonatal, pediatric and adult patients.
Recent Developments
Research and Development updates. On October 5, 2015, we announced the initiation of PERSIST-AVR, the first international, prospective post-market randomized multi-center trial evaluating the Perceval sutureless aortic valve compared to standard sutured bioprostheses in patients with aortic valve disease.
The study is expected to enroll 1,234 patients within a two-year enrollment period and patients will be followed until five years post procedure.
Product updates. In January 2016, we announced FDA approval of the Perceval sutureless valve. Perceval is a surgical aortic valve with a unique self-anchoring frame that enables the surgeon to replace the diseased valve without suturing it into place. We will begin commercial distribution of the device in the United States over the coming quarter. In early February 2016, we also announced FDA approval of the CROWN PRT valve for the treatment of aortic valve disease. The CROWN PRT is a stented aortic bioprosthesis technology and features a surgeon-friendly design, with optimized hemodynamics with patented PRT, designed to enhance valve durability.
FDA Warning Letter. We received a Warning Letter dated December 29, 2015, from the FDA alleging certain violations of FDA regulations applicable to medical device manufacturers at our Munich, Germany and Arvada, Colorado facilities. We believe that less than 1% of 2016 consolidated sales could be impacted by this Warning Letter, and that the FDA’s concerns can be resolved without a material impact on the Company’s financial results. For further information, please refer to “Note 16. Commitments and Contingencies - Litigation and Regulatory Proceedings” in our consolidated financial statements included in this Report on Form 10-K/T.
Cardiac Rhythm Management Business Unit:
The CRM segment develops, manufactures and markets implantable devices, monitoring systems and accessories, for the diagnosis, treatment and management of heart rhythm disorders and heart failure. We offer implantable cardiac defibrillators and pacemakers, as well as systems for cardiac resynchronization treatment (“CRT”), patient management and cardiac arrhythmia assessment.

Recent Developments
Research and Development updates. In October 2014, we announced that we reached the target enrollment for RESPOND CRT, a clinical trial under an Investigational Device Exemption (“IDE”) protocol. The purpose of this trial is to assess the safety and effectiveness of the SonR CRT system (described below) in patients affected by advanced heart failure. RESPOND CRT is an ongoing multi-center, prospective, randomized, two-arm, double-blind trial, with more than 1,000 patients in the United States and other countries. During 2015, we also continued the development of implantable defibrillators dedicated to the use of quadripolar left ventricular leads with IS-4 compatibilities.
Product updates. In November 2015, we introduced a high voltage product line with the launch of the PLATINIUM family, a new range of implantable cardiac defibrillators (“ICDs”) and CRT-Ds that offers service lives under standard functioning conditions of over 14 years for the single-chamber ICD model, over 13 years for the dual-chamber ICD model and over ten years for the CRT-D devices. PLATINIUM devices also feature an arrhythmia discrimination algorithm, a pacing mode which preserves natural heart conduction (“SafeR”) and a hemodynamic sensor that automatically optimizes CRT settings (“SonR”).
In January 2016, we announced that we received regulatory approval to market the KORA 250 in Japan. The KORA 250 is full body MRI conditional pacemaker and is equipped with our proprietary Automatic MRI mode. In addition, the device is designed to proactively manage comorbidities, including SafeR and the ability to monitor patients for severe sleep apnea using Sleep Apnea Monitoring (“SAM”).
Corporate and New Ventures:
Corporate activities include shared services for finance, legal, human resources and information technology, together with corporate business development (“New Ventures”). New Ventures is focused on new growth platforms and identification of other opportunities for expansion.
Recent Developments
Research and Development updates. The ANTHEM clinical study tested the VITARIA System in 60 reduced ejection fraction patients followed for 24 months. The study confirmed the VITARIA System was safe and demonstrated improved efficacy on a number of relevant heart failure metrics. The ANTHEM results give us the confidence to take this program into the next stage of development, which will involve a more rigorous randomized, controlled clinical study. The patients enrolled in the ANTHEM study continue to be followed in a follow-up study for a period of 18 months. In addition, the Company is testing the VITARIA System in a single arm trial of preserved ejection fraction patients. For further information, please refer to the New Ventures section in “Item 1. Business” included in this Report on Form 10-K/T.
Product updates. Since the completion of the Mergers, our New Ventures has been engaged in a review of heart failure products, including VITARIA, Equilia and Intense, developed by the legacy companies. This portfolio review is ongoing and may result in changes to the development and commercialization path for one or more of these products, including a reprioritization of existing development plans, a focus on near term opportunities and a scaling back of those products with a longer development pathway.
Significant Accounting Policies and Critical Accounting Estimates
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our most significant accounting policies are disclosed in “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” in the consolidated financial statements. New accounting pronouncements are disclosed in “Note 24. New Accounting Pronouncements” in the consolidated financial statements.
To prepare our consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent liabilities as of the date of our consolidated financial statements and the reported amounts of our revenue and expenses during the reporting period. Our actual results may differ from these estimates. We consider estimates to be critical if we are required to make assumptions about material matters that are uncertain at the time of estimation, or if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas requiring management’s judgment that we consider critical:

Business Combinations. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including identifiable intangible assets and in-process research and development which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination, including in-process research and development, on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. Transaction costs associated with these acquisitions are expensed as incurred and are reported as operating expenses.
Merger, Integration and Restructuring Charges. As a result of the Mergers, we incurred merger, integration and restructuring charges and reported them separately as operating expenses in the consolidated statement of income (loss).
Merger Expenses. Merger expenses consisted of expenses directly related to the Mergers, such as professional fees for legal services, accounting services, due diligence, a fairness opinion and the preparation of registration and regulatory filings in the United States and Europe, as well as investment banking fees.
Integration Expenses. Integration expenses consisted primarily of professional fees related to planning the post-merger organization structure and synergy planning.
Restructuring Expenses. After the consummation of the Mergers between Cyberonics with Sorin in October 2015, we initiated several restructuring plans (the “Restructuring Plans”) to combine our business operations. We identify costs incurred and liabilities assumed for the Restructuring Plans. The Restructuring Plans are intended to leverage economies of scale, streamline distribution, logistics and office functions in order to reduce overall costs.
Intangible Assets. Intangible assets shown on the consolidated balance sheet are finite-lived assets. Developed technology rights consist primarily of purchased patents, related know-how and licensed patent rights. Trademarks and tradenames include the Sorin trade name acquired as part of the Mergers. Customer relationships consist of relationships with hospitals and physicians in the countries where we operate. We amortize our intangible assets over their useful lives using the straight-line method.
Amortization expense for developed technology is recorded in research and development and cost of goods sold. When the product is marketed we amortize the remaining carrying value of the intangible asset to cost of goods sold. Amortization expense for trade name and customer relationship is recorded in selling, general and administrative expense. We evaluate our intangible assets each reporting period to determine whether events and circumstances indicate either a different useful life or impairment. If we change our estimate of the useful life of an asset, we amortize the carrying amount over the revised remaining useful life.
Impairment of Property and Equipment and Intangible Assets. We review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (a) sale prices for similar assets, (b) discounted estimated future cash flows using an appropriate discount rate and/or (c) estimated replacement cost. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

We evaluate the goodwill and indefinite-lived intangible assets for impairment at least annually on October 1st and whenever other facts and circumstances indicate that the carrying amounts of goodwill and other indefinite-lived intangible assets may not be recoverable. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). Our operating segments are deemed to be a reporting unit because the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. With respect to indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value of the indefinite-lived intangible asset is also charged to operations as an impairment loss.
Derivatives. U.S. GAAP requires companies to recognize all derivatives as assets and liabilities on the balance sheet and to measure the instruments at fair value through earnings unless the derivative qualifies for hedge accounting. If the derivative qualifies for hedge accounting, depending on the nature of the hedge and hedge effectiveness, changes in the fair value of the derivative will either be recognized immediately in earnings or recorded in other comprehensive income (loss) until the hedged item is recognized in earnings upon settlement/termination. The changes in the fair value of the derivative are intended to offset the change in fair value of the hedged asset, liability or probable commitment. We evaluate hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings. Cash flows from derivative contracts are reported as operating activities in the consolidated statements of cash flows.
We use currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities and of some revenue. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. We do not enter into currency exchange rate derivative contracts for speculative purposes. All derivative instruments that qualify for hedge accounting are recorded at fair value on the consolidated balance sheets, as financial asset or liabilities (current or non- current) depending upon the gain or loss position of the contract and contract maturity date.
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassed into earnings to offset exchange differences originated by the hedged item or to adjust the value of operating income (expense).
We use freestanding derivative forward contracts to offset exposure to the variability of the value associated with assets and liabilities denominated in a foreign currency. These derivatives are not designated as hedges, and therefore changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities.
We use interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate movements and to reduce the risk of increase of borrowing costs by converting floating-rate debt into fixed-rate debt. Under these agreements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to agreed-upon notional principal amounts. The interest rate swaps are structured to mirror the payment terms of the underlying loan. The fair value of the interest rate swaps is reported in the consolidated balance sheets financial assets or liabilities (current or non-current) depending upon the gain or loss position of the contract and the maturity of the future cash flows of the fair value of each contract. The effective portion of the gain or loss on these derivatives is reported as a component of accumulated other comprehensive income. The noneffective portion is reported in interest expense in consolidated statement of income (loss).

Investments
Short-Term Investments. Our short-term investments consisted of certificates of deposit and commercial paper that are considered held-to-maturity debt securities and carried at cost and accrued interest, which approximated fair value.
Cost and Equity Method Investments. Certain of the Company’s investments in equity and other securities are strategic investments in companies that are in varied stages of development. These investments are included in Investments on the consolidated balance sheets. The Company accounts for these investments under the cost or the equity method of accounting, as appropriate. The valuation of equity and other securities accounted for under the cost method considers all available financial information related to the investee, including valuations based on recent third-party equity investments in the investee. If an unrealized loss for any investment is considered to be other-than-temporary, the loss is recognized in the consolidated statements of income in the period the determination is made. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and are adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. Equity securities accounted for under both the cost and equity methods are reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable.
Stock-Based Compensation
Stock Option Awards and Stock Appreciation Rights. Our stock option awards and stock appreciation rights compensation expense is based on the fair market value of our awards and is amortized ratably over the award vesting period. The fair market value is determined using the Black-Scholes option pricing methodology at the grant date. This methodology takes into account variables such as the future expected volatility of our stock price, the amount of time expected to elapse between the date of grant and the date of exercise and a risk-free interest rate. Fair values of stock option awards and stock appreciation rights issued in the future may vary significantly from fair values recorded in the current period depending on our estimates, and judgments regarding these variables, and therefore expense in future periods, may differ significantly from current-period expense. Refer to “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” accompanying the consolidated financial statements for further information related to key assumptions.
Income Taxes. We are a U.K. corporation, and we operate through our various subsidiaries in a number of countries throughout the world. Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income. We use significant judgment and estimates in accounting for our income taxes. This involves assessing changes in temporary differences resulting from differing treatment of events for tax and accounting purposes. These assessments result in deferred tax assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Actual tax expense may significantly differ from our expectations if, for example, judicial interpretations of tax law, tax regulations or tax rates change.
We file federal and local tax returns in many jurisdictions throughout the world and are subject to income tax examinations for our fiscal year 1992 and subsequent years, with certain exceptions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and as a result, we establish reserves for uncertain tax positions, which require a significant degree of management judgment. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves for uncertain tax positions; however, the actual outcome of an audit can be significantly different than our expectations, which could have a material impact on our tax provision. The total amount of unrecognized tax benefit, as of December 31, 2015, if recognized, would reduce our income tax expense by approximately $20.2 million.
We are required to periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. Changes in our assessment of the factors related to the recoverability of our deferred tax assets could result in materially different income tax provisions. As of December 31, 2015, we have valuation allowances of $50.1 million that are primarily related to net operating losses in certain jurisdictions and a capital loss carryforward. If the valuation allowances related to these items were to be released, our tax provision would be reduced by $50.1 million.

Results of Operations
The merger of Cyberonics and Sorin was considered a business combination using the acquisition method of accounting, with Cyberonics considered the acquirer of Sorin. As a result, as at the merger date of October 19, 2015, Cyberonics’ assets and liabilities are combined at their pre-combination amounts, and Sorin’s assets and liabilities are combined at their estimated fair values. In addition, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin and the “successor” company to Cyberonics for accounting and Exchange Act reporting purposes. LivaNova is reporting in this Report on Form 10-K/T results for Cyberonics and its consolidated subsidiaries for the period April 25, 2015 to December 31, 2015 and consolidated results for LivaNova, including Sorin’s business, for the period October 19, 2015 to December 31, 2015.
Upon completion of the Mergers we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. The Cyberonics operations and historical data are included in the Neuromodulation segment, and the Sorin businesses activities are included in the Cardiac Surgery and the CRM segments. Refer to “Note 22. Geographic and Segment Information” to the consolidated financial statements included in this Report on Form 10-K/T for additional discussion related to our segment reporting.
Net Sales
Transitional Period Comparisons
The table below illustrates net sales by operating segment for the transitional period April 25, 2015 to December 31, 2015 as compared to the equivalent prior period which uses historical Cyberonics data (in thousands):

	Transitional Period April 25, 2015 to	Equivalent Prior Period April 26, 2014 to
	December 31, 2015	December 26, 2014	% Change
		(unaudited)
Net revenues
Neuromodulation	$214,761	$181,641	18.2%
Cardiac Surgery	147,635	—
Cardiac Rhythm Management	52,470	—
Corporate and New Venture	841	—
Total	$415,707	$181,641
The Cardiac Surgery and CRM segment sales occurred from October 19, 2015 to December 31, 2015 following the accounting acquisition of Sorin as a result of the Mergers.
Neuromodulation net sales for the transitional period April 25, 2015 to December 31, 2015 increased $33.1 million, or 18.2%, as compared to the equivalent prior period, due to increased generator unit sales volume of 10.9% and an increased average selling price of 7.4%. The transitional period April 25, 2015 to December 31, 2015 included three working days not included in the equivalent prior period ended December 26, 2014. The generator unit growth rate was due to an increase of 10.3% in the U.S. market and a 13.5% increase in non-U.S. markets. The increase in the average selling price was due to an increase in the U.S. market of 12.0% offset by a decrease of 13.2% in non-U.S. markets. The increase in the average selling price in the U.S. market was primarily due to increased market penetration of the higher priced AspireSR generator. The decrease in the average selling price in our non-U.S. markets was primarily due to an approximately $4.3 million unfavorable foreign currency exchange expense due to strengthening of the U.S. dollar against the euro and the British pound and by an increase in sales through lower margin distributors, partially offset by increased sales of the higher priced AspireSR generator. On a constant currency basis, total Neuromodulation revenues would have increased by $3.0 million, or 20.0%.

The table below illustrates net sales by market geography for the transitional period ended December 31, 2015 as compared to the equivalent prior period using historical Cyberonics data (in thousands):

	Transitional Period April 25, 2015 to December 31, 2015				Equivalent Prior Period April 26, 2014 to December 26, 2014
	Neuromodulation	Cardiac Surgery	Cardiac Rhythm Management	New Ventures and Corporate	Neuromodulation
United States	$180,764	$48,960	$2,537	$—	$147,984
Europe (1)	21,081	40,272	43,188	242	25,882
Rest of World	12,916	58,403	6,745	599	7,775
Total	$214,761	$147,635	$52,470	$841	$181,641

(1)	Includes those countries in Europe where LivaNova has a direct sales presence. Countries where sales are made through distributors are included in Rest of World.

Annual Period Comparisons
The table below illustrates comparative revenues and unit sales by geographic area for historical Cyberonics operations for the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, (in thousands except units) (sales geography follows shipped-to destination):

				Fiscal Year Ended April 2014 vs.	Fiscal Year Ended April 2013 vs.
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended April 2015	Fiscal Year Ended April 2014
	April 24, 2015	April 25, 2014	April 26, 2013	% Change	% Change
Net Sales
U.S. product sales (1)	$235,712	$225,455	$208,859	4.5%	7.9%
U.S. licensing revenue (2)	—	1,468	1,494	(100.0)%	(1.7)%
Total U.S. revenue	$235,712	$226,923	$210,353
Europe product revenue	41,484	38,293	32,177
Other product revenue	14,362	16,798	11,790
Total international revenue	$55,846	$55,091	$43,967	1.4%	25.3%
Total Sales	$291,558	$282,014	$254,320	3.4%	10.9%

Unit Sales (1)
United States	9,850	9,714	9,340	1.4%	4.0%
Europe	3,169	2,793	2,373
Other	1,496	1,475	1,225
Total international	4,665	4,268	3,598	9.3%	18.6%
Total unit sales	14,515	13,982	12,938	3.8%	8.1%

(1)	Product sales represent revenue from sales of generators, leads and other items related to the VNS Therapy System. Unit sales are based on the number of generators sold.

(2)	Licensing revenue represents the amortization of a $9.5 million upfront payment received for certain intellectual property in fiscal year ended April 25, 2008.

U.S. net product sales for the historical Cyberonics operations for the fiscal year ended April 24, 2015 increased $10.3 million, or 4.5%, as compared to the fiscal year ended April 25, 2014, due to an increased generator unit sales volume of 1.4% and an increased average selling price of 3.1%. The decreased generator unit growth rate of 1.4% as compared to the prior year unit growth rate of 4.0%  was primarily due to a lower adoption rate for new patients. The average selling price increased 3.1% as compared to the prior fiscal year’s price increase of 3.9%. The decrease in the growth rate was primarily due to the unfavorable effect of a decline in lead sales as a percent of generator sales.
U.S. net product sales for the historical Cyberonics operations for the fiscal year ended April 25, 2014 increased $16.6 million, or 7.9%, as compared to the fiscal year ended April 26, 2013, due to increased unit sales of 4.0% and an increased average selling price of 3.9%. The average selling price increased due to continued higher market penetration of our higher-priced AspireHC generator and price increases effective January 1, 2013 and January 1, 2014. The unit sales increase in the United States was 4.0%, which was less than the prior fiscal year’s growth rate of 10.5%, due in part to certain circumstances occurring in the third quarter (ended January 24, 2014), including a combination of holidays that fell in the middle of the week, inclement weather that disrupted hospital and patient schedules and the disruptive effects of health insurance coverage changes. FDA approval of a competitive implantable neuromodulation device for epilepsy treatment in November 2013 may also have contributed to the decrease in the growth rate. In addition, our generator-only replacement growth rate declined as compared to the prior fiscal year.
International net product sales for the historical Cyberonics operations for the fiscal year ended April 24, 2015 increased by $0.8 million, or 1.4%, as compared to the fiscal year ended April 25, 2014, due to a generator unit sales volume increase of 9.3%, offset by a 7.9% decreased average selling price. Generator unit sales increased in most of our international markets. The unit growth rate of 9.3% decreased as compared to the prior fiscal year unit growth rate of 18.6% due to one particular customer order that accounted for a significant part of the prior year’s volume growth. There has not been no comparable order from this customer since then. If this order is excluded from the prior fiscal year’s sales, this year’s unit growth rate would have been 15.4%. The average selling price decreased by 7.9% as compared to the prior fiscal year, due to a 5.4% unfavorable foreign currency effect, a 0.7% unfavorable effect due to a decline in lead sales as a percent of generator sales and the effect of an increase in sales through lower margin distributors, partially offset by a favorable impact from increasing sales of the higher priced AspireSR generator. On a constant currency basis, international revenue would have increased by $3.0 million, or 6.8%, and if we also exclude the one customer order from the prior fiscal year, international revenue would have grown by 16.9%. Overall sales, both domestic and international, on a constant currency basis and excluding the one customer order from prior year results, would have grown by 6.8%.
International net product sales for the historical Cyberonics operations, for the fiscal year ended April 25, 2014, increased by $11.1 million, or 25.3%, as compared to the fiscal year ended April 26, 2013, due to increased unit sales of 18.6% and an increased average selling price of 6.7%. Unit sales increased in the majority of our international markets, and the average selling price increased due to the mix of sales by country; however, two related shipments to one customer accounted for a significant part of our international growth. Without this customer, our international unit growth was 12.3%, and our average selling price growth was 2.2%. In addition, we experienced a favorable foreign currency impact on international revenue of $1.0 million due to the strengthening of the euro against the U.S. dollar and British pound. On a constant currency basis, international revenue would have increased by $1.0 million, or 22.9%, and if we also exclude the one significant customer from the results, international revenue would have grown by 12.1%. Overall sales, both domestic and international, on a constant currency basis and excluding the one significant customer from prior year results, would have grown by 8.7%.
Our license revenue has consisted of the amortization of deferred license revenue generated from a one-time up-front receipt of $9.5 million in December 2007 for the licensing of certain of our patent and patent applications. During the fiscal year ended April 25, 2014, all deferred revenue was fully amortized, and we have not received any additional license revenue.
Cost of Sales and Expenses
Transitional Period Comparisons
The table below illustrates our cost of sales and major expenses as a percentage of sales for the transitional period April 25, 2015 to December 31, 2015, as compared to the equivalent prior period April 26, 2014 to December 26, 2014. We developed the equivalent prior period data using unaudited historical Cyberonics’ data:

	Transitional Period April 25, 2015 to	Equivalent Prior Period April 26, 2014 to
	December 31, 2015	December 26, 2014	% Change
Cost of sales	35.9%	9.3%	26.6%
Selling, general and administrative	41.6%	45.7%	(4.1)%
Research and development	12.5%	15.5%	(3.0)%
Merger related expenses	10.1%	—%	10.1%
Integration expenses	3.3%	—%	3.3%
Restructuring expenses	2.7%	—%	2.7%
Litigation settlement	—%	—%	—%
Annual Period Comparisons
The table below illustrates our comparative cost of sales and major expenses as a percentage of net sales for historical Cyberonics operations:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended April 2014 vs Fiscal Year Ended April 2015	Fiscal Year Ended April 2013 vs Fiscal Year Ended April 2014
	April 24, 2015	April 25, 2014	April 26, 2013	% Change	% Change
Cost of sales	9.4%	9.7%	8.6%	(0.3)%	1.1%
Selling, general and administrative	42.4%	42.8%	44.2%	(0.4)%	(1.4)%
Research and development	14.8%	16.5%	16.3%	(1.7)%	0.2%
Merger related expenses	3.0%	—%	—%	3.0%	—%
Litigation settlement	—%	2.6%	—%	(2.6)%	2.6%
Cost of Sales
Cost of sales consisted primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components and the medical device excise tax (“MDET”). MDET began January 1, 2013 and has been suspended for the period January 1, 2016 to December 31, 2017.
Our cost of sales as a percentage of net sales increased to 35.9% for the transitional period April 25, 2015 to December 31, 2015, as compared to 9.3% in the equivalent prior period. This increase was primarily due to the inclusion of Sorin’s business activities after the Mergers due to their combined cost of sales; the cost of sales for the combined Cardiac Surgery and CRM segments was 61.0% of net sales during the period October 19, 2015 to December 31, 2015. The Neuromodulation segment’s cost of sales as a percentage of net sales increased to 12.4% as a result of increased production costs due to higher royalty costs for the AspireSR generator, the first quarter 2015 launch of the programming tablet associated with the AspireSR generator and other factors, including the Costa Rica manufacturing facility that is not yet operating at full capacity, as well as stock-based compensation and severance payments triggered by the Mergers.
Our cost of sales as a percentage of net sales for the historical Cyberonics operations for fiscal year ended April 24, 2015 of 9.4% was not materially different from prior fiscal year’s rate of 9.7%, whereas our cost of sales as a percentage of net sales for fiscal year 2014 increased by 1.1% to 9.7% as compared to fiscal year 2013. This increase was primarily the result of the MDET on devices sold domestically after January 1, 2013, which added an incremental $2.3 million, or 0.8%, to the cost of sales.
Looking ahead. We expect the cost of sales as a percentage of net sales in fiscal year 2016 will be approximately the same as the transitional period April 25, 2015 to December 31, 2015.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses exclude expenses incurred in connection with the merger between Cyberonics and Sorin, integration costs after the Mergers and restructuring costs under the Restructuring Plans initiated after the Mergers.
SG&A expenses as a percentage of net sales for the transitional period April 25, 2015 to December 31, 2015 decreased by 4.1% to 41.6% as compared to the equivalent prior period April 26, 2014 to December 26, 2014. This decrease was primarily due to lower costs in the segments, Cardiac Surgery and CRM, as compared to the Neuromodulation segment. Increased expenses due to the Mergers and the Restructuring Plans were offset by more efficient use of our sales and marketing expenditures.
SG&A expenses decreased by 1.4% to 42.8% as a percentage of net sales when comparing Cyberonics’ fiscal year 2014 to fiscal year 2013, primarily due to more efficient use of our sales and marketing expenditures and a reduction in stock-based compensation expense.
Looking ahead: Our SG&A expenses in future fiscal years could be favorably impacted by synergies from our Restructuring Plans.
Research and Development (“R&D”) Expenses
R&D expenses consist of product design and development efforts, clinical trial programs and regulatory activities. R&D expenses as a percentage of net sales were 12.5% for the transitional period April 25, 2015 to December 31, 2015, as compared to 15.5% for the equivalent prior period ended April 26, 2014 to December 26, 2014. This percentage decrease was not significant. The Neuromodulation segment decreased R&D spending due the completion or reduction of R&D work, as a result of our ongoing review of projects and priorities. This decrease in spending was offset by the impairment of $2.2 million of certain technology-based intangible assets, which no longer factored into our product plans, and stock-based compensation and severance payments triggered by the Mergers.
R&D expenses as a percentage of net sales for historical Cyberonics operations decreased by 3.0% to 12.5% for the fiscal year ended April 24, 2015 as compared to the prior fiscal year ended April 25, 2014. R&D spending decreased due to completion of work, adaption to longer developmental schedules or cancellation of work. These decreases were partially offset by $2.1 million of impairment losses related to our Centro generator project and certain other R&D projects.
R&D expenses as a percentage of net sales for fiscal year 2014 increased by 0.2% to 16.5%, as compared to fiscal year 2013.  This increase was due to our ongoing product development efforts for the treatment of refractory epilepsy and our clinical development efforts with respect to the VITARIA System for the treatment of chronic heart failure.
Looking ahead. Our R&D expenditures could be affected by future impairment of intangible assets utilized in R&D projects that may be canceled or by the delay or cancellation of a project based on our review and product priorities. Ongoing projects include opportunities in the area of heart failure.
Merger Related Expenses
In the transitional period April 25, 2015 to December 31, 2015, we incurred $42.1 million in expenses related to the Mergers. These expenses consisted of professional fees for legal services, accounting services, due diligence, a fairness opinion and the preparation of registration and regulatory filings in the United States and Europe, as well as investment banking fees. We reported these expenses as a separate operating expense in our consolidated statement of income (loss). Stock-based compensation triggered by the Mergers are included under merger related expenses.
Looking ahead. We expect merger related expenses to be significantly reduced in fiscal year 2016.
Integration Expenses
We incurred $13.7 million in the period April 25, 2015 to December 31, 2015 in integration expenses related to the Mergers. These expenses consisted primarily of consultation with regard to: our systems integration, organization structure integration, finance, synergy and tax planning, the transition to U.S. GAAP for Sorin activity, our London Stock Exchange listing and certain re-branding efforts. We reported these expenses as a separate operating expense in our consolidated statement of income (loss).
Looking ahead. We expect integration expenses to continue to be material in fiscal year 2016.

Restructuring Expenses
We incurred $11.3 million in the period April 25, 2015 to December 31, 2015 in restructuring expenses, which we reported as a separate operating expense in our consolidated statement of income (loss). Termination payments triggered by the Mergers are included in restructuring expenses. We initiated several restructuring plans (the “Restructuring Plans”) after the consummation of the Mergers in October 2015. The Restructuring Plans are intended to leverage economies of scale, eliminate duplicate corporate expenses and streamline distributions, logistics and office functions in order to reduce overall costs.
Looking ahead. We expect Restructuring Plans expenses to increase in fiscal year 2016.
Interest Expense
We incurred interest expense of $1.5 million for the transitional period April 25, 2015 to December 31, 2015, primarily from our outstanding borrowings, amortization of debt issuance costs and debt discounts and interest accrued on unrealized tax benefits.
Looking ahead. We expect interest expense to increase in fiscal year 2016.
Impairment of Investments
We fully impaired a cost-method equity investment in Cerbomed, a European company developing a t-VNS device for epilepsy treatment, for a loss of $5.1 million.
Foreign Exchange and Other Income (Expense), Net
Foreign exchange and other expense of $7.5 million recognized during the transitional period April 25, 2015 to December 31, 2015 included loss of $5.6 million from both realized and unrealized foreign currency hedges. These derivative contracts were established to hedge against exchange rate movements on the loan from the European Investment Bank and other loans, which are denominated in euros. The loss on the hedge was recorded in our consolidated income statement, whereas the hedged instrument’s gain was recorded in comprehensive income in our consolidated financial statements. Other losses included net foreign currency transaction losses of $1.9 million. For further details, refer to “Note 15. Derivatives and Foreign Currency Risk Management” accompany the consolidated financial statements.
Other income (expense), net of $0.5 million, $(0.3) million and $(0.3) million in the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, respectively, consisted primarily of foreign currency transaction gains and losses. During these fiscal years representing historical Cyberonics operations, we operated in a number of international markets and were exposed to the impact of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. The positions and transactions were not hedged.
Income Taxes
Our effective tax rate for the transitional period April 25, 2015 to December 31, 2015 was 30.5%, primarily due to the foreign tax rate differential between the U.K. tax rate and the non-U.K. tax rates, of $11.6 million in the jurisdictions in which we operate; unfavorable effect of change in tax rate of $3.3 million, the tax benefit of notional interest deduction of $3.1 million; non-deductible transaction costs of $5.4 million; a U.S. research and development tax credit of $1.6 million; unfavorable change in valuation allowances of $2.2 million; and other permanent differences, including U.S. IRC subpart F income, U.S. domestic manufacturing deduction and other non-deductible expenses.
Our effective tax rate for the historical Cyberonics fiscal year ended April 24, 2015 was 35.2%, primarily due to our U.S. federal income tax, state and foreign income taxes and permanent differences. Permanent differences relate to transactions that are reported for U.S. GAAP purposes but are not reported for income tax purposes in accordance with the Internal Revenue Code. Permanent differences for fiscal year 2015 included: (i) the domestic production activities deduction of $2.6 million, which resulted in a 2.9% reduction to the effective tax rate, (ii) $3.2 million of federal and state R&D tax credits, which included the recognition of prior year unrecognized R&D tax credits for a 3.6% reduction to the effective tax rate, and (iii) other permanent differences, such as non-deductible officer’s compensation, subpart F income incurred by our European subsidiary, Cyberonics Europe, BVBA, adjustments related to a change in international structure and non-deductible meals and entertainment, which resulted in an increase in the effective tax rate of 2.5%.

We file federal and local tax returns in many jurisdictions throughout the world and are subject to income tax examinations for our fiscal year 1992 and subsequent years, with certain exceptions. Tax authorities may disagree with certain positions we have taken and assess additional taxes, and as a result we establish reserves for uncertain tax positions, which requires a significant degree of management judgment. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves for uncertain tax positions. The total amount of unrecognized tax benefit as of December 31, 2015, if recognized, would reduce our income tax expense by approximately $20.2 million. We are unable to estimate the amount of change the majority of our unrecognized tax benefits over the next 12 months; however, approximately $0.9 million will be resolved over the next 12 months due to the expected completion of an audit.
As of the transaction close date, there were several investments in subsidiaries where the book basis was greater than the tax basis, whereby the deferred tax liability was recognized through the acquisition method of accounting. The deferred tax liability recognized through purchase accounting related to these subsidiaries was approximately $17.9 million. No further provision has been made for income taxes on undistributed earnings of foreign subsidiaries as of December 31, 2015, because it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries or certain other transactions, we may be liable for income taxes. There should be no material tax liability on future distributions as most jurisdictions with undistributed earnings have various participation exemptions or no withholding tax. As of December 31, 2015, it was not practicable to determine the amount of the income tax liability related to those investments.
Losses from Equity Method Investments
We recognized a loss of $3.3 million from our share of the losses at our equity method investments during the transitional period April 25, 2015 to December 31, 2015, primarily due to losses at Highlife, Caisson, Respicardia and MicroPort Sorin CRM. Refer to “Note 12. Investments” in the consolidated financial statements in this Report on Form 10-K/T for additional information.
Looking ahead. Our share of our investees’ losses during the transitional period April 25, 2015 to December 31, 2015 were incurred during the period October 19, 2015 to December 31, 2015. In fiscal year 2016, our share of our investees’ losses will be incurred for the period January 1, 2016 to December 31, 2016, and we expect the losses to be significantly greater.

Liquidity and Capital Resources
Based on our current business plan, we believe that our existing cash, investments and future cash generated from operations will be sufficient to fund our expected operating needs, working capital requirements, R&D opportunities, capital expenditures and debt service requirements over the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements. Refer to “Note 14. Financing Arrangements” in the consolidated financial statements in this Report on Form 10-K/T for additional information regarding our debt. Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” above.
Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents were as follows (in thousands):

	Transitional Period April 25, 2015 to	Equivalent Prior Period April 26, 2014 to	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	December 26, 2015	April 24, 2015	April 25, 2014	April 26, 2013
		(unaudited)
Operating activities	$(9,288)	$59,370	$79,676	$54,196	$79,054
Investing activities	16,182	(4,627)	(9,765)	(34,412)	(35,993)
Financing activities	(18,127)	(36,720)	(48,256)	(37,267)	(18,850)
Effect of exchange rate changes on cash and cash equivalents	(341)	(540)	(767)	73	(157)
Net increase (decrease)	$(11,574)	$17,483	$20,888	$(17,410)	$24,054
Operating Activities
Cash utilized in our consolidated operating activities during the transitional period April 25, 2015 to December 31, 2015 was $9.3 million. Operating cash provided by the Neuromodulation Business Unit for the transitional period before merger, integration and restructuring costs was $101.3 million, and net of those expenses, was $34.2 million. Comparatively, in the equivalent prior period April 26, 2014 to December 26, 2014, Cyberonics’ cash flow provided by operations was $59.4 million.
During the transitional period April 25, 2015 to December 31, 2015, cash flow from operating activities benefited from a cash inflow of $36.3 million primarily due to the reduction of Sorin’s inventory that was acquired in the Mergers. We acquired $233.8 million of Sorin inventory as of October 19, 2015. In addition, during the transitional period April 25, 2015 to December 31, 2015, accounts payable and accrued liabilities decreased by $32.8 million, primarily due to payment of accrued merger costs.
Cash provided by operating activities for the historical Cyberonics fiscal year ended April 24, 2015 increased as compared to fiscal year ended April 25, 2014 by $25.5 million to $79.7 million, primarily due to a $3.0 million increase in net income, an increase in non-cash operating expenses of $17.9 million and a decrease in cash outflow from operating assets and liabilities of $4.6 million. The increase in non-cash expenses as compared to the prior fiscal year was due primarily to the increase in the utilization of deferred tax assets of $14.6 million. The utilization of deferred tax assets related to (i) the usage of tax credits and net operating losses in Europe, (ii) an adjustment to deferred tax assets related to filing tax accounting method changes and (iii) an adjustment related to changes in the ownership structure in Europe. The decrease in cash outflow from operating assets and liabilities was primarily the result of our improved cash flow from accounts receivable and operating liabilities, offset by inventory build-up. Accounts receivable improved cash flows by $8.0 million, due to the collection of $3.8 million from a single international customer in fiscal year 2015, in addition to the effect of slower sales growth in the final quarter of fiscal year 2015 as compared to fiscal year 2014.  Payables and accrued liabilities added $5.5 million to operating cash flow due to increased balances in these accounts as compared to fiscal year 2014. Accruals for accounting and legal fees increased due to, at that time, the upcoming Mergers, the effects of which were partially offset by a reduction to our bonus compensation accruals at year end as compared to the prior year end. This cash flow improvement from operating assets and liabilities was partially offset by increased inventory purchases of $7.4 million, as compared to the equivalent prior period, which was primarily due to increased purchases to ensure an adequate supply of our new programming tablets and increased inventory levels at our new Costa Rica manufacturing plant.

Cash provided by operating activities during fiscal year 2014 decreased as compared to fiscal year 2013 by $24.9 million to $54.2 million, primarily due to a decrease in non-cash operating expenses of $29.9 million, an increase in operating cash assets of $1.0 million and a decrease in operating cash liabilities of $4.5 million, offset by increased net income of $8.5 million. Non-cash operating expenses decreased in fiscal year 2014, primarily due to the decrease in the utilization of deferred tax benefit from net operating losses of $27.6 million. The cash flow decrease from operating assets was primarily due to prepayment of our fiscal year 2015 federal income tax in fiscal year 2014. The cash flow decrease from operating liabilities was primarily due to lower incentive compensation accruals for fiscal year 2014 as compared to fiscal year 2013.
Investing Activities
Cash provided by investing activities of $16.2 million during the transitional period April 25, 2015 to December 31, 2015 was due to the transfer of $20.0 million to cash and cash equivalents from short-term investments and an increase in cash of $12.5 million obtained in the business acquisition, offset by net investment activity of $16.4 million.
Cash used in investing activities decreased by $24.6 million to $9.8 million during the Cyberonics fiscal year ended April 24, 2015 as compared to fiscal year ended April 25, 2014. Over the comparative periods, our funding of short-term investments fell by $8.0 million due to our having nearly reached our preferred level of investment in short-term securities last fiscal year. During fiscal year 2015, we moved an additional $1.9 million from cash to commercial paper. Our short-term securities mature six months from purchase date. Our property, plant and equipment (“PP&E”) investments fell by $8.5 million fiscal year 2014 to fiscal year 2015, primarily due to completion of our new Costa Rica manufacturing facility, a decrease in our headquarters building improvements and a decrease in our software systems infrastructure spending. In fiscal year 2015, we invested an additional €1.0 million, or approximately $1.2 million, in Cerbomed, which was fully impaired during the transitional year ended December 31, 2015.
Cash used in investing activities was $34.4 million in fiscal year 2014 compared to $36.0 million for fiscal year 2013. Our PP&E investments increased $5.5 million to $15.2 million due to increased investments in our headquarters, our software systems infrastructure and our Costa Rica manufacturing facility. These increases were partially offset by a decrease in expenditures for short-term investments in certificates of deposit of $5.0 million. We purchased $3.8 million in technology-based intangible assets during fiscal 2014 and $4.6 million in fiscal year 2013 primarily related to patents focused on sleep apnea treatment, the integration of magnetic resonance imaging compatibility for our leads and the development of our cardiac-based seizure detection capabilities. In fiscal 2014, we invested €1.0 million, or $1.4 million, in preferred stock of Cerbomed and $4.0 million in ImThera Medical, Inc. ImThera Medical, Inc. is developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea.
Financing Activities
We utilized cash of $18.1 million for financing activities during the transitional period April 25, 2015 to December 31, 2015, which included the repayment of long-term debt $32.0 million, and the purchase of treasury shares for $7.3 million, partially offset by cash proceeds from net short-term debt borrowing of $11.1 million and stock based compensation activities of $8.8 million. In the equivalent prior period, we utilized cash for treasury stock repurchases of $41.6 million, while stock-based compensation activity provided $4.9 million for a net utilization of $36.7 million.
Cash used in financing activities during the Cyberonics historical fiscal year ended April 24, 2015 increased by $11.0 million as compared to fiscal year 2014 to $48.3 million. Financing cash inflows decreased by $21.9 million due to decreased excess tax benefits from the utilization of equity-based net operating loss carry-forwards and $6.6 million in proceeds from the exercise of options for common stock. These effects were partially offset by the decreased cash outflow of $17.3 million for purchased treasury stock. On November 18, 2014, the Board authorized the repurchase of one million shares; however, in February 2015, our treasury stock purchase plan under Rule 10b5-1 of the Exchange Act (the “Plan”), entered into under the authority of the Board of Directors, terminated, and we stopped repurchasing shares of our stock.
Cash used in financing activities during fiscal year 2014 increased by $18.4 million as compared to fiscal year 2013. This increase was primarily due to increased treasury stock purchases of $39.3 million,  partially offset by increased cash inflow from excess tax benefits derived from the utilization of equity-based net operating loss carry-forward of $22.3 million.
Debt and Capital
Our capital structure consists of debt and equity. As of December 31, 2015, our total debt of $174.3 million was 9.6% of total equity of $1,811.5 million.
Debt Acquired in the Mergers. At the consummation of the Mergers on October 19, 2015, LivaNova acquired all of the outstanding debt of Sorin in the aggregate principal amount of $203.0 million payable to various financial and non-financial institutions. Prior to the Mergers Cyberonics had no debt.

Debt - Post Mergers. During the period October 18, 2015 and December 31, 2015, we repaid $32.0 million of long-term debt and borrowed $11.1 million against short-term credit facilities.
Factoring. As of December 31, 2015, we include an obligation of $24.5 million related to advances on customer receivables in Accrued Liabilities in the consolidated balance sheet. We expect to reduce or eliminate this form of financing in fiscal year 2016.
Contractual Obligations
A summary of contractual and contingent obligations as of December 31, 2015 is as follows (in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total Contractual Obligations
Contingent obligations
Guarantees on governmental bids(1)	$25,879	$—	$—	$—	$25,879
Guarantees - commercial (2)	5,010	—	—	—	5,010
Guarantees to tax authorities (3)	11,163	—	—	—	11,163
	$42,052	$—	$—	$—	$42,052
Contractual obligations related to off-balance sheet arrangements:
Operating leases obligations (4)	$17,798	$33,429	$20,139	$29,300	$100,666
Interest payments (5)	1,364	1,751	768	61	3,944
Minimum royalty obligations (6)	50	100	100	50	300
Inventory purchase commitments	30,147	3,828	51	214	34,240
	$49,359	$39,108	$21,058	$29,625	$139,150
Long-term debt, including current portion	$82,513	$42,124	$39,649	$10,018	$174,304
Capital leases	4	—	—	—	4
Derivatives and other	1,815	1,414	368	11	3,608
	$84,332	$43,538	$40,017	$10,029	$177,916
Total (7)	$175,743	$82,646	$61,075	$39,654	$359,118

(1)	Government bid guarantees include such items as unconditional bank guarantees, irrevocable letters of credit and bid bonds.

(2)	Commercial guarantees include our Canadian production site lease guarantee of $4.1 million.

(3)	Tax guarantees include the Milan VAT Authority security of €10.2 million.

(4)	Operating lease commitments include facilities, office equipment and automobiles.

(5)
Interest payments reflect the contractual interest due on our outstanding debt and exclude the impact of interest rate swap agreements. Refer to “Note 14. Financing Arrangements” in our consolidated financial statements included in this Report on Form 10-K/T.

(6)	Minimum royalty fees are payable to Flint Hills L.L.C. for cardiac-based seizure detection intellectual property. Other royalty payments are not disclosed as they cannot be determined at this time.

(7)	Unrecognized tax benefits of $20.2 million are not reflected in the above schedule due to our inability to make a reasonably reliable estimate of the timing of any income tax payments.

Factors Affecting Future Operating Results and Ordinary Share Price
The factors affecting our future operating results and ordinary share prices are disclosed in “Item 1A. Risk Factors” included in this Report on Form 10-K/T.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates, interest rate risks and concentration of procurement suppliers that could adversely affect our consolidated balance sheet, net income and cash flow. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments.
Foreign Currency Exchange Rate Risk
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations. We generally utilize foreign exchange forward contracts that are designed to hedge the variability of material cash flows associated with forecast revenue and costs denominated in a currency different from the functional currency of the consolidated statement of income (loss) that will take place in the future.
We do not enter into currency exchange rate derivative instruments for speculative purposes.
Based on our exposure to foreign currency exchange rate risk, a sensitivity analysis indicates that if the U.S. dollar had uniformly weakened or strengthened by 10% against the Pound Sterling and the Yen the effect on our unrealized income or expense for our derivatives outstanding at December 31, 2015 would have been approximately $2.3 million.
Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
Interest Rate Risk
We are subject to interest rate risk on our investments and debt. We manage a portion of our interest rate risk with contracts that swap floating-rate interest payments for fixed rate interest payments. If interest rates were to increase or decrease by 0.5%, the effects on our consolidated statement of income (loss) would have been immaterial.
Concentration of Credit Risk
Our trade accounts receivable represent potential concentrations of credit risk. This risk is limited due to the large number of customers and their dispersion across a number of geographic areas, as well as our efforts to control our exposure to credit risk by monitoring our receivables and the use of credit approvals and credit limits. In addition, we have historically had strong collections and minimal write-offs. While we believe that our reserves for credit losses are adequate, essentially all of our trade receivables are concentrated in the hospital and healthcare sectors worldwide, and accordingly, we are exposed to their respective business, economic and country-specific variables. Although we do not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent on the financial stability of these industry sectors and the respective countries’ national economies and healthcare systems.
Item 8.  Financial Statements and Supplementary Data
The information required by this Item is incorporated by reference to the consolidated financial statements beginning on page F-1.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K/T. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.
(b)  Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management’s assessment included an evaluation of the design and testing of the operational effectiveness of our internal control over financial reporting. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The scope of management’s assessment of internal control over financial reporting excluded Sorin because the Mergers were accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with Cyberonics treated as the acquiring company and Sorin as the acquired business in the Mergers for accounting purposes. Total assets and net sales of Sorin represented 33% and 48% of our total assets and total net sales, respectively, as reported in our consolidated financial statements for the period April 25, 2015 to December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers S.p.A., an independent registered public accounting firm. Their report, dated March 4, 2016, is included in “Item 15. Exhibits, Financial Statement Schedules” in this Report on Form 10-K/T.
(c)  Changes in Internal Control Over Financial Reporting
On October 19, 2015, the Mergers were consummated between Cyberonics and Sorin. The Company has incorporated internal controls over significant processes to the extent that it believes appropriate and necessary considering the level of integration during the period since the Mergers. As a result of the Mergers, the internal control over financial reporting utilized by Cyberonics prior to the Mergers became the internal control over financial reporting of our company, and we are currently in the process of evaluating and integrating Sorin’s historical internal controls over financial reporting with ours.
Except for the paragraph above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.
Item 11.  Executive Compensation
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.
Item 14.  Principal Accounting Fees and Services
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

PART IV
Item 15.  Exhibits, Financial Statement Schedules
(1) Financial Statements
 The Consolidated Financial Statements of LivaNova PLC and its subsidiaries and the Report of Independent Registered Public Accounting Firms are included in this Form 10-K/T beginning on page F-1:
(2) Financial Statement Schedules
 All schedules required by Regulation S-X have been omitted as not applicable or not required, or the information required has been included in the notes to the consolidated financial statements.
(3) Index to Exhibits
 The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Form 10-K/T. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Transaction Agreement, dated March 23, 2015, by and among LivaNova PLC (f/k/a Sand Holdco Limited), Cyberonics, Inc., Sorin S.p.A. and Cypher Merger Sub, Inc.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	2.1
3.1	Articles of Association of LivaNova PLC	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	3.1
10.1	Service Agreement, dated September 8, 2015, between LivaNova PLC and Vivid Sehgal	LivaNova PLC Current Report on Form 8-K, filed on September 14, 2015	333-203510	10.1
10.2	Amendment and Restatement Agreement, dated October 2, 2015, by and among LivaNova PLC, Sorin S.p.A., Sorin CRM S.A.S., Sorin Group Italia S.r.l. and the European Investment Bank	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	10.1
10.3	Amended and Restated Finance Contract, dated October 19, 2015, by and among LivaNova PLC, Sorin CRM S.A.S., Sorin Group Italia S.r.l. and the European Investment Bank	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	10.2
10.4	Form of Deed of Indemnification (Directors), each effective October 19, 2015	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	10.3
10.5	Form of Deed of Indemnification (Officers), each effective October 19, 2015	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	10.4
10.6	LivaNova PLC 2015 Incentive Award Plan and related Sub-Plan for U.K. Participants, adopted on October 16, 2015	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.1

10.7	Form of Stock Appreciation Right Grant Notice and Stock Appreciation Right Agreement under the LivaNova PLC 2015 Incentive Award Sub-Plan (Non-U.S. Form)	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.2
10.8	Form of Stock Appreciation Right Grant Notice and Stock Appreciation Right Agreement under the LivaNova PLC 2015 Incentive Award Plan (U.S. Form)	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.3
10.9†	LivaNova PLC Non-Employee Director Compensation Policy, adopted on October 19, 2015	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.4
10.10†	Director Appointment Letters for Non-Employee Directors, dated the dates indicated therein	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.5
10.11†	Form of Director Restricted Stock Unit Award Grant Notice and Director Restricted Stock Unit Award Agreement under the LivaNova PLC 2015 Incentive Award Plan (Non-Employee Directors)	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.6
10.12†	Service Agreement, dated October 19, 2015, between LivaNova PLC and André-Michel Ballester	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.7
10.13†	Side Letter, dated October 19, 2015, issued to André-Michel Ballester	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.8
10.14†	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the LivaNova PLC 2015 Incentive Award Sub-Plan (André-Michel Ballester)	LivaNova PLC Current Report on Form 8-K, filed on November 24, 2015	001-37599	10.1
10.15	Support Agreement, dated February 26, 2015, by and among Cyberonics, Inc., Mittel S.p.A., Equinox Two S.c.a., Tower 6 S.à.r.l., Ghea S.r.l., Bios S.p.A. and Tower 6Bis S.à.r.l.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-2
10.16	Support Agreement, dated February 26, 2015, between Cyberonics, Inc. and André-Michel Ballester	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-3
10.17	Support Agreement, dated February 26, 2015, between Cyberonics, Inc. and Rosario Bifulco	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-4
10.18	Support Agreement, dated February 26, 2015, between Sorin S.p.A. and Daniel J. Moore	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-5
10.19	Support Agreement, dated February 26, 2015, between Sorin S.p.A. and Hugh M. Morrison	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-6
10.20*	Joint Venture Contract, dated January 9, 2014 between Sorin CRM Holdings SAS and Shanghai MicroPort Medical (Group) Co., Ltd.
10.21*
Capital Increase and Accession Agreement in relation to MicroPort WeiBo Medical Devices (Shanghai) Co. Ltd., dated January 9, 2014, by and among Shanghai MicroPort Medical (Group) Co., Ltd., Sorin CRM Holdings SAS and MicroPort WeiBo Medical Devices (Shanghai) Co. Ltd.

10.22*	Amendment Agreement, dated May 19, 2014, to the Joint Venture Contract and Articles of Association in respect of MicroPort Sorin CRM (Shanghai) Co., Ltd.

10.23*	Amendment Agreement (2), dated 9 January 2014 to the Joint Venture Contract in respect of MicroPort Sorin CRM (Shanghai) Co., Ltd.
10.24*†	Employment Letter, dated January 12, 2016, to R. Jason Richey
10.25*	Gruppo Sorin R&D Finance Contract, dated May 6, 2014, between the European Investment Bank and Sorin S.p.A., Sorin CRM S.A.S. and Sorin Group Italia S.r.l.
10.26*†	Amendment to Restricted Stock Unit Agreement, dated February 17, 2016, between LivaNova PLC and André-Michel Ballester
10.27	Cyberonics, Inc. 2009 Stock Plan, as amended,	Cyberonics, Inc. Proxy Statement on Schedule 14A, filed on August 2, 2012	000-19806	App. A
10.28	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan, as amended	Cyberonics, Inc. Quarterly Report on Form 10-Q for the Cyberonics, Inc. fiscal quarter ended October 24, 2008	000-19806	10.3
10.29*†	Letter regarding Change In Control Severance Payment, dated February 26, 2015, to Edward Andrle
10.30*†	2015 Amendment to Employment Contract, dated February 4, 2008, between Sorin Groupe France SAS and Michel Darnaud
10.31*†	2015 Amendment to the Employment Contract, dated July 15, 2005, between Sorin CRM SAS and Stéfano Di Lullo, executed in 2015
10.32*†	Letter regarding Change in Control Severance Payment, dated February 26, 2015, to Jacques Gutedel
10.33*†	Letter regarding Change in Control Severance Payment, dated February 26, 2015, to Pritpal Shinmar
10.34*†	Letter regarding Termination of Employment and Compensation, dated February 26, 2015, to Brian Sheridan
10.35*†	Severance Agreement, dated September 30, 2002, between Cyberonics, Inc. and R. Jason Richey
10.36*†	Amendment to Severance Agreement, dated 23 December 2008, between Cyberonics, Inc. and R. Jason Richey
10.37*†	Employment Letter, dated August 30, 2010 to Edward Andrle
10.38*†	Expatriate Assignment Letter, dated December 29, 2010 to Edward Andrle
10.39*†	Extension of Expatriate Assignment Letter, dated July 23, 2014 to Edward Andrle
10.40*†	Employment Letter, dated January 2013, to Pritpal Shinmar
10.41*†	Employment Agreement effective March 1, 2009, between Sorin Group International SA and Jacques Gutedel
10.42*†	Employment Letter, dated November 14, 2003, to Brian Sheridan

10.43*†	Employment Agreement, effective January 1, 2015 between David S. Wise and Cyberonics, Inc.
10.44*†	Employment Agreement, effective November 1, 2005, between Ela Medical SAS and Stéfano di Lullo
10.45*†	Employment Agreement Amendment letter, dated 23 December 2008, to Stéfano Di Lullo
10.46*†	Employment Letter, dated 28 January 2008, to Michel Darnaud
10.47*†	Employment Letter, dated June 20, 2008 to Piero Vecchi
21.1*	List of Subsidiaries of LivaNova PLC
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the Signature Page to this Report on Form 10-K/T)
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Income for the transitional period ended December 31, 2015 and the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, (ii) the Consolidated Statement of Comprehensive Income for the transitional period ended December 31, 2015 and the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, (iii) the Consolidated Balance Sheet as of December 31, 2015, April 24, 2015 and April 25, 2014, (iv) the Consolidated Statement of Stockholders’ Equity for the transitional period ended December 31, 2015 and the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, (v) the Consolidated Statement of Cash Flows for the transitional period ended December 31, 2015 and the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013,  and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVANOVA PLC

By:	/s/ VIVID SEHGAL
Vivid Sehgal
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 4, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints André-Michel Ballester and Vivid Sehgal, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10‑K/T, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL J. MOORE Daniel J. Moore	Chairman of the Board of Directors	March 4, 2016

/s/ ANDRÉ- MICHEL BALLESTER André-Michel Ballester	Director, Chief Executive Officer (Principal Executive Officer)	March 4, 2016

/s/ VIVID SEHGAL Vivid Sehgal	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2016

/s/ FRANCESCO BIANCHI Francesco Bianchi	Director	March 4, 2016

/s/ STEFANO GIANOTTI Stefano Gianotti	Director	March 4, 2016

/s/ HUGH M. MORRISON Hugh M. Morrison	Director	March 4, 2016

/s/ ALFRED J. NOVAK Alfred J. Novak	Director	March 4, 2016

/s/ SHARON O'KANE Sharon O'Kane, Ph.D.	Director	March 4, 2016

/s/ ARTHUR ROSENTHAL Arthur Rosenthal, Ph.D.	Director	March 4, 2016

CONSOLIDATED FINANCIAL STATEMENTS
For the transitional period ended December 31, 2015, and the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013
TOGETHER WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
LivaNova PLC:
In our opinion, the accompanying consolidated balance sheet as of December 31, 2015 and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of LivaNova PLC and its subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the transitional period from April 25, 2015 to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.
As discussed in Note 20 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management's Report on Internal Control over Financial Reporting, management has excluded Sorin from its assessment of internal control over financial reporting as of December 31, 2015 because the Mergers consummated on October 19, 2015, were accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, Cyberonics treated as the acquiring company and Sorin as the acquired business in the Mergers for accounting purposes. Sorin total assets and total revenues represent 33 percent and 48 percent, respectively, of the related consolidated financial statement amounts as of and for the period from April 25, 2015 to December 31, 2015.

/s/ PricewaterhouseCoopers SpA
Milan, Italy
March 4, 2016

Report of Independent Registered Public Accounting Firm
Cyberonics, Inc.:
We have audited the accompanying consolidated balance sheets of Cyberonics, Inc. and subsidiaries as of April 24, 2015 and April 25, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fifty-two weeks ended April 24, 2015, April 25, 2014, and April 26, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiaries as of April 24, 2015 and April 25, 2014, and the results of their operations and their cash flows for each of the fifty-two weeks ended April 24, 2015, April 25, 2014, and April 26, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
June 15, 2015

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except share and per share amounts)

	Transitional Period April 25, 2015 to	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Net sales	$415,707	$291,558	$282,014	$254,320
Cost of sales	149,181	27,311	27,355	21,907
Gross profit	266,526	264,247	254,659	232,413
Operating expenses:
Selling, general and administrative	173,065	123,619	120,642	112,515
Research and development	51,931	43,284	46,562	41,552
Merger related expenses	42,098	8,692	—	—
Integration expenses	13,689	—	—	—
Restructuring expenses	11,323	—	—	—
Litigation settlement	—	—	7,443	—
Total operating expenses	292,106	175,595	174,647	154,067
Income (loss) from operations	(25,580)	88,652	80,012	78,346
Interest income	392	184	182	84
Interest expense	(1,509)	(21)	(20)	(119)
Impairment of investment	(5,062)	—	—	(4,059)
Gain on warrants' liability	—	—	—	1,326
Foreign exchange and other	(7,522)	479	(295)	(303)
Income (loss) before income taxes	(39,281)	89,294	79,879	75,275
Income tax expense (benefit)	(12,976)	31,446	24,989	28,917
Income (loss) from equity method investments	(3,308)	—	—	—
Net income (loss)	$(29,613)	$57,848	$54,890	$46,358

Basic income (loss) per share	$(0.90)	$2.19	$2.02	$1.68
Diluted income (loss) per share	$(0.90)	$2.17	$2.00	$1.66
Shares used in computing basic income (loss) per share	32,741,357	26,391,064	27,142,597	27,604,006
Shares used in computing diluted income (loss) per share	32,741,357	26,625,721	27,466,474	28,008,960

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Transitional Period April 25, 2015 to	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Net income (loss)	$(29,613)	$57,848	$54,890	$46,358
Other comprehensive income (loss):
Net change in unrealized gain (loss) on derivatives	1,274	—	—	—
Tax effect	(386)	—	—	—
	888	—	—	—
Foreign currency translation adjustment, net of tax	(51,715)	(3,856)	287	(254)
Total other comprehensive income (loss)	(50,827)	(3,856)	287	(254)
Total comprehensive income (loss)	$(80,440)	$53,992	$55,177	$46,104

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2015	April 24, 2015	April 25, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$112,613	$124,187	$103,299
Short-term Investments	6,997	27,020	25,029
Accounts receivable, net	272,352	50,569	50,674
Inventories	212,448	23,963	17,630
Prepaid and refundable income taxes	42,425	2,971	2,900
Deferred tax assets, net	—	7,199	17,208
Prepaid expenses and other current assets	26,579	4,812	3,690
Total Current Assets	673,414	240,721	220,430
Property, plant and equipment, net	244,587	40,287	39,535
Goodwill	745,356	—	—
Intangible assets, net	658,942	10,168	11,655
Investments	77,486	17,127	15,944
Deferred tax assets, net	153,509	6,078	5,771
Other assets	5,445	1,563	856
Total Assets	$2,558,739	$315,944	$294,191
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$82,513	$—	$—
Accounts payable	109,588	7,251	7,570
Accrued liabilities	80,507	8,334	4,769
Income taxes payable	26,699	2,083	602
Accrued employee compensation and related benefits liability	59,814	13,781	16,957
Total Current Liabilities	359,121	31,449	29,898
Long-term debt obligations	91,791	—	—
Deferred income taxes liability	235,483	—	—
Long-term employee compensation and related benefits liability	31,139	1,311	482
Other long-term liabilities	29,743	6,610	4,711
Total Liabilities	747,277	39,370	35,091
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 48,868,305 shares issued and outstanding at December 31, 2015	75,444	—	—
Common Stock, canceled October 19, 2015; $.01 par, shares issued and outstanding of 32,054,236 and 25,996 102 as of April 24, 2015, respectively, and 31,819,678 and 26,745,713 as of April 25, 2014, respectively	—	321	318
Additional paid-in capital	1,742,032	445,362	426,867
Treasury stock, canceled October 19, 2015; 6,058,134 and 5,073,965 common shares at April 24, 2015 and April 25, 2014, respectively, at cost	—	(243,535)	(188,519)
Accumulated other comprehensive income (loss)	(54,228)	(3,401)	455
Retained earnings	48,214	77,827	19,979
Total Stockholders’ Equity	1,811,462	276,574	259,100
Total Liabilities and Stockholders’ Equity	$2,558,739	$315,944	$294,191

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
(In thousands)

			Additional	Common		Accumulated Other	Accumulated	Total
	Common / Ordinary		Paid-In	Stock	Treasury	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Warrants	Stock	Income (Loss)	(Loss)	Equity
Balance at April 27, 2012	30,639	$306	$321,961	$25,200	$(83,151)	$422	$(81,269)	$183,469
Stock-based compensation plans	650	7	24,282	—	—	—	—	24,289
Tax benefits from stock-based compensation plans			12,362					12,362
Purchase of Common Stock	—	—	—	—	(33,010)	—	—	(33,010)
Common stock issued upon conversion of convertible notes	—	—	4					4
Warrants' settlements			21,550	(25,200)	—	—	—	(3,650)
Net income	—	—	—	—	—	—	46,358	46,358
Other comprehensive loss	—	—	—	—	—	(254)	—	(254)
Balance at April 26, 2013	31,289	$313	$380,159	$—	$(116,161)	$168	$(34,911)	$229,568
Stock-based compensation plans	531	5	19,635	—	—	—	—	19,640
Tax benefits from stock-based compensation plans	—	—	27,073	—	—	—	—	27,073
Purchase of Common Stock	—	—	—	—	(72,358)	—	—	(72,358)
Net income	—	—	—	—	—	—	54,890	54,890
Other comprehensive income	—	—	—	—	—	287	—	287
Balance at April 25, 2014	31,820	$318	$426,867	$—	$(188,519)	$455	$19,979	$259,100
Stock-based compensation plans	235	3	13,964	—	—	—	—	13,967
Tax benefits from stock-based compensation plans	—	—	4,531	—	—	—	—	4,531
Purchase of Common Stock	—	—	—	—	(55,016)	—	—	(55,016)
Net income	—	—	—	—	—	—	57,848	57,848
Other comprehensive loss	—	—	—	—	—	(3,856)	—	(3,856)
Balance at April 24,2015	32,054	$321	$445,362	$—	$(243,535)	$(3,401)	$77,827	$276,574
Stock-based compensation plans	86	1	21,100	—	—	—	—	21,101
Treasury stock	—	—	—	—	(7,350)	—	—	(7,350)
Cancellation of Cyberonics stock	(32,141)	(322)	(466,462)	—	250,885	—	—	(215,899)
Sub-total	—	—	—	—	—	(3,401)	77,827	74,426
Issuance of LivaNova ordinary shares for Cyberonics stock and equity awards	26,046	40,213	175,686	—	—	—	—	215,899
Issuance of LivaNova ordinary shares for Sorin stock and equity awards	22,673	35,005	1,554,078	—	—	—	—	1,589,083
Stock-based compensation plans	149	226	12,268	—	—	—	—	12,494
Net loss	—	—	—	—	—	—	(29,613)	(29,613)
Other comprehensive loss	—	—	—	—	—	(50,827)	—	(50,827)
Other		—						—
Balance at December 31, 2015	48,868	$75,444	$1,742,032	$—	$—	$(54,228)	$48,214	$1,811,462

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Transitional Period April 25, 2015 to	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Cash Flows From Operating Activities:
Net income (loss)	$(29,613)	$57,848	$54,890	$46,358
Non-cash items included in net income (loss):
Depreciation and amortization	20,500	6,807	5,631	4,638
Stock-based compensation	31,030	11,940	11,240	11,683
Deferred income tax expense (benefit)	(39,766)	9,400	(5,201)	22,421
Deferred license revenue amortization	—	—	(1,468)	(1,494)
Impairment of intangible assets	1,690	448	62	—
Loss on disposal of assets	102	—	—	—
Impairment of investments	5,127	—	—	4,059
Gain on warrants' liability	—	—	—	(1,326)
Loss from equity method investments	3,308	—	—	—
Unrealized (gain) loss in foreign currency transactions	2,576	(434)	72	136
Other non-cash items	6,124	—	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15,850)	(2,654)	(10,656)	(10,185)
Inventories	36,326	(7,113)	254	(3,396)
Other current and non-current assets	2,329	(2,112)	(2,716)	(405)
Current and non-current liabilities	(33,171)	5,546	2,088	6,565
Net cash provided by (used in) operating activities	(9,288)	79,676	54,196	79,054
Cash Flow From Investing Activities:
Restricted cash	—	—	—	(100)
Purchase of short-term investments	(13,990)	(31,985)	(39,985)	(15,000)
Maturities of short-term investments	34,013	30,089	29,990	—
Purchase of property, plant and equipment	(16,057)	(6,687)	(15,222)	(9,705)
Intangible assets purchases	(1,229)	—	(3,839)	(4,600)
Proceeds from asset sales	948	—	—	—
Cash obtained in the Merger	12,497	—	—	—
Investment in cost method equity securities	—	(1,182)	(5,356)	(6,588)
Net cash provided by (used in) investing activities	16,182	(9,765)	(34,412)	(35,993)
Cash Flows From Financing Activities:
Short-term borrowing	56,956	—	—	—
Short-term repayments	(45,844)	—	—	—
Repayment of long-term debt obligations	(31,968)	—	—	—
Purchase of treasury stock	(7,350)	(55,015)	(72,359)	(33,009)
Proceeds from exercise of options for common stock	6,480	3,184	9,737	9,743
Cash settlement of compensation-based stock units	(708)	(1,171)	(1,323)	—
Realized excess tax benefits - stock-based compensation	3,050	4,746	26,678	4,416
Other financial assets and liabilities	1,257	—	—	—
Net cash used in financing activities	(18,127)	(48,256)	(37,267)	(18,850)
Effect of exchange rate changes on cash and cash equivalents	(341)	(767)	73	(157)
Net increase (decrease) in cash and cash equivalents	(11,574)	20,888	(17,410)	24,054
Cash and cash equivalents at beginning of period	124,187	103,299	120,709	96,655
Cash and cash equivalents at end of period	$112,613	$124,187	$103,299	$120,709

See accompanying notes to the consolidated financial statements

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	815	1	4	96
Cash paid for income taxes	22,738	15,577	4,296	3,518
Supplementary disclosure of non-cash operating transactions:
Reclassification from common stock warrants to warrants' liability	—	—	—	(3,650)
Reclassification from common stock warrants to additional paid-in-capital	—	—	—	(21,550)
PP&E and intangible assets obtained in NeuroVista foreclosure	—	—	—	1,450
Settlement of the NeuroVista note	—	—	—	(1,450)
Supplementary disclosure of non-cash financing activity:
Acquisition financed by ordinary shares of LivaNova	$1,589,083	—	—	—

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 1.  Nature of Operations
Background. LivaNova PLC and its subsidiaries (collectively, the “Company”, “LivaNova”, “we”, or “our”), the successor registrant to Cyberonics, Inc., was incorporated in England and Wales on February 20, 2015 for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation (“Cyberonics”) and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”). As a result of the business combination, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin. This business combination became effective on October 19, 2015, at which time LivaNova’s ordinary shares were listed for trading on the NASDAQ Global Market (“NASDAQ”) and on the London Stock Exchange (the “LSE”) as a standard listing under the trading symbol “LIVN”.
Description of the business. Headquartered in London, United Kingdom (“U.K.”), LivaNova, is a global medical device company focused on the development and delivery of important therapeutic solutions for the benefit of patients, healthcare professionals, and healthcare systems throughout the world. Working closely with medical professionals throughout the world in the field of Cardiac Surgery, Neuromodulation and Cardiac Rhythm Management, we design, develop, manufacture and sell innovative therapeutic solutions that are consistent with our mission to improve our patients’ quality of life, increase the skills and capabilities of healthcare professionals and minimize healthcare costs.
Description of the Mergers.
On October 19, 2015, pursuant to the terms of a definitive Transaction Agreement entered into by LivaNova, Cyberonics, Sorin and Cypher Merger Sub (the “Merger Sub”), dated March 23, 2015, Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company, immediately followed by the merger of Merger Sub with and into Cyberonics, with Cyberonics continuing as the surviving company and as a wholly owned subsidiary of LivaNova (the “Mergers”). Upon the consummation of the Mergers, the historical financial statements of Cyberonics became the Company’s historical financial statements. Accordingly, the historical financial statements of Cyberonics are included in the comparative prior periods.
The issuance of LivaNova ordinary shares in connection with the Mergers was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Registration Statement on Form S-4 (File No. 333-203510), as amended, filed with the United States Securities and Exchange Commission (the “SEC”) by LivaNova and declared effective on August 19, 2015. Further, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), LivaNova is deemed to be a “successor” issuer to Cyberonics. As such, the ordinary shares of LivaNova are deemed to be registered under Section 12(b) of the Exchange Act, and LivaNova is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder.
Note 2.  Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies
Basis of Presentation. The accompanying consolidated financial statements of LivaNova at December 31, 2015 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S.” and such principles, “U.S. GAAP”) and the instructions to Form 10-K and Article 3 and Article 5 of Regulation S-X.
Fiscal Year-End.  Prior to the Mergers, Cyberonics utilized a 52/53-week fiscal year that ended on the last Friday in April. The fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, in the accompanying consolidated statements of income, are 52-week years. As a result of the merger, Cyberonics changed to a calendar year ending December 31st of each year. The change of fiscal year, effective as of October 19, 2015, resulted in a transitional period which began April 25, 2015 and ended December 31, 2015.
Reporting Period. LivaNova, as the successor company to Cyberonics, is reporting the results from operation of Cyberonics for the period April 25, 2015 to December 31, 2015 and the results of operation for Sorin from October 19, 2015 to December 31, 2015.
Consolidation.  The accompanying consolidated financial statements include LivaNova, our wholly owned subsidiaries and the LivaNova PLC Employee Benefit Trust (“the Trust”). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in such financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions we may undertake in the future. Estimates are used in accounting for, among other items, valuation and amortization of intangible assets, goodwill, amortization of intangible assets, measurement of deferred tax assets and liabilities, uncertain income tax positions, stock-based compensation, obsolete and slow-moving inventories, and in general, allocations to provisions and the fair value of assets and liabilities recorded in a business combination. Actual results could differ materially from those estimates.
Merger, Integration and Restructuring Charges. As a result of the Mergers, we incurred merger, integration and restructuring charges and reported them separately as operating expenses in the consolidated statement of income (loss).
Merger Expenses. Merger expenses consisted of expenses directly related to the Mergers, such as professional fees for legal services, accounting services, due diligence, a fairness opinion and the preparation of registration and regulatory filings in the United States and Europe, as well as investment banking fees.
Integration Expenses. Integration expenses consisted primarily of consultation with regard to: our systems integration, organization structure integration, finance, synergy and tax planning, the transition to U.S. GAAP for Sorin activity, our London Stock Exchange listing and certain re-branding efforts.
Restructuring Expenses. After the consummation of the Mergers between Cyberonics with Sorin in October 2015, we initiated several restructuring plans (the “Restructuring Plans”) to combine our business operations. We identify costs incurred and liabilities assumed for the Restructuring Plans. The Restructuring Plans are intended to leverage economies of scale, eliminate duplicate corporate expenses, streamline distributions and logistics and office functions in order to reduce overall costs.
The following reclassifications have been made to conform prior year consolidated balance sheet and cash flows with current year presentation:
Prepaid Income Taxes. Prepaid income taxes were reclassified into current Prepaid Income Taxes from Other Current Assets in the accompanying consolidated balance sheet for the fiscal years ended April 24, 2015 and April 25, 2014, in the amount of $3.0 million and $2.9 million, respectively, in order to conform with the current year presentation.
Income Taxes Payable. Income taxes payable was reported separately as a current liability, rather than as an Other Current Liability, in the accompanying consolidated balance sheet for the fiscal years ended April 24, 2015 and April 25, 2014, in the amount of $2.1 million and $0.6 million, respectively.
Accrued Employee Compensation and Related Benefits. Accrued employee compensation and related benefits was reported separately as a current liability, rather than included with Other Current Liabilities, in the accompanying consolidated balance sheet for the fiscal years ended April 24, 2015 and April 25, 2014, in the amounts of $13.8 million and $17.0 million, respectively.
Long-term Employee Compensation and Related Benefits Liability. Long-term employee compensation and related benefits liability was reported separately as a long-term liability, rather than included with Other Long-Term Liabilities, in the accompanying consolidated balance sheet for the years ended April 24, 2015 and April 25, 2014, in the amounts of $1.3 million and $0.5 million, respectively.
Impairment of Intangibles. Impairment of intangibles have been reported separately as a non-cash item included in net income rather than included within amortization and other in amounts of $0.4 million and $0.1 million for the years ended April 24, 2015 and April 25, 2014.
Depreciation and Amortization. We combined depreciation and amortization on the consolidated statement of cash flows for prior fiscal years in order to conform to the current year presentation. We combined amortization of $1.5 million, $1.3 million and $0.9 million for the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, respectively, with depreciation of $5.8 million, $4.3 million and $3.8 million for the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, respectively.
Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less, consisting of demand deposit accounts and money market mutual funds, to be cash equivalents and are carried in the balance sheet at cost, which approximated their fair value. We carried $41.1 million, $28.3 million and $30.2 million in money market mutual funds at December 31, 2015, April 24, 2015 and April 25, 2014, respectively.

Accounts Receivable.  Our accounts receivable consisted of trade receivables from direct customers and distributors. We maintain an allowance for doubtful accounts for potential credit losses based on our estimates of the ability of customers to make required payments, historical credit experience, existing economic conditions and expected future trends. We write off uncollectible accounts against the allowance when all reasonable collection efforts have been exhausted. Refer to “Note 5. Accounts Receivable and Allowance for Bad Debt” for further information.
Inventories.  We state our inventories at the lower of cost, using the first-in first-out (“FIFO”) method, or market. Our calculation of cost includes the acquisition cost of raw materials and components, direct labor and overhead. We reduce the carrying value of inventories for those items that are potentially excess, obsolete or slow moving based on changes in customer demand, technology developments or other economic factors.
Property, Plant and Equipment (“PP&E”). PP&E is carried at cost, less accumulated depreciation. Maintenance and repairs, and minor replacements are charged to expense as incurred, while significant renewals and improvements are capitalized. We compute depreciation using the straight-line method over estimated useful lives. Leasehold improvements are depreciated over the shorter of the following terms: the useful life of the asset or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Capital improvements to the building are added as building components and depreciated over the useful life of the improvement or the building, whichever is less. PP&E is reviewed for impairment annually.
Business Combinations. We allocate the amounts we pay for on acquisition to the assets we acquire and liabilities we assume based on their fair values at the date of acquisition, including property, plant and equipment, inventories, accounts receivable, long-term debt, and identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination, including in-process research and development, on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. Transaction costs associated with these acquisitions are expensed as incurred and are reported as operating expenses.
Intangible Assets. Intangible assets shown on the consolidated balance sheet are finite-lived assets. Developed technology rights consist primarily of existing technology and technical capabilities acquired from Sorin in the Mergers that were recorded at their respective fair values as of the acquisition date which includes patents, related know-how and licensed patent rights that represent assets expected to generate future economic benefits. Trademarks and trade names include Sorin trade name acquired as part of the Mergers. Customer relationships consist of relationships with hospitals and cardiac surgeons in the countries where we operate. Other intangible assets consist of favorable leases acquired from Sorin in the Mergers. We amortize our intangible assets over their useful lives using the straight-line method.
Amortization expense for developed technology is recorded in cost of goods sold over the period the product is expected to be marketed. Amortization expense for trade name and customer relationship is recorded in selling, general and administrative expense. We evaluate our intangible assets each reporting period to determine whether events and circumstances indicate either a different useful life or impairment. If we change our estimate of the useful life of an asset, we amortize the carrying amount over the revised remaining useful life.
Impairment of Property, Plant and Equipment and Intangible Assets. We review, when circumstances warrant, the carrying amounts of our property, plant and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (a) sale prices for similar assets, (b) discounted estimated future cash flows using an appropriate discount rate and/or (c) estimated replacement cost. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

We evaluate the goodwill for impairment at least annually on October 1st and whenever other facts and circumstances indicate that the carrying amounts of goodwill and other indefinite-lived intangible assets may not be recoverable. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). Our operating segments are deemed to be a reporting unit because the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss.
Derivatives. U.S. GAAP requires companies to recognize all derivatives as assets and liabilities on the balance sheet and to measure the instruments at fair value through earnings unless the derivative qualifies for hedge accounting. If the derivative qualifies for hedge accounting, depending on the nature of the hedge and hedge effectiveness, changes in the fair value of the derivative will either be recognized immediately in earnings or recorded in other comprehensive income (loss) until the hedged item is recognized in earnings upon settlement/termination. The changes in the fair value of the derivative are intended to offset the change in fair value of the hedged asset, liability or probable commitment. We evaluate hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings. Cash flows from derivative contracts are reported as operating activities in the consolidated statements of cash flows.
We use currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities and of some revenue. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. We do not enter into currency exchange rate derivative contracts for speculative purposes. All derivative instruments that qualify for hedge accounting are recorded at fair value on the consolidated balance sheets, as financial asset or liabilities (current or non- current) depending upon the gain or loss position of the contract and contract maturity date.
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassed into earnings to offset exchange differences originated by the hedged item or to adjust the value of operating income (expense)We use freestanding derivative forward contracts to offset exposure to the variability of the value associated with assets and liabilities denominated in a foreign currency. These derivatives are not designated as hedges, and therefore changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities.
We use interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate movements and to reduce the risk of increase of borrowing costs by converting floating-rate debt into fixed-rate debt. Under these agreements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to agreed-upon notional principal amounts. The interest rate swaps are structured to mirror the payment terms of the underlying loan. The fair value of the interest rate swaps is reported in the consolidated balance sheets financial assets or liabilities (current or non-current) depending upon the gain or loss position of the contract and the maturity of the future cash flows of the fair value of each contract. The effective portion of the gain or loss on these derivatives is reported as a component of accumulated other comprehensive income. The non-effective portion is reported in interest expense in consolidated statement of income (loss).
Fair Value Measurements. We follow the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

•	Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Inputs are unobservable for the asset or liability.
Financial liabilities that are classified as Level 1 securities include highly liquid portfolio of publically traded mutual funds for which quoted market prices are available.
Financial assets and liabilities that are classified as Level 2 include derivative instruments, primarily forward and option currency contracts and interest rate swaps contracts, which are valued using standard calculations and models that use readily observable market data as their basis.
Level 3 investment securities include convertible preferred stocks and convertible debt securities of private companies for which there are no quoted market prices such that the determination of fair value requires significant judgment or estimation. These securities were valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments by market participants. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value of the securities.
Warranty Obligation.  We offer a warranty on various products. We estimate the costs that may be incurred under warranties and record a liability in the amount of such costs at the time the product is sold. The amount of the reserve recorded is equal to the net costs to repair or otherwise satisfy the claim. We include the warranty obligation in accrued liabilities on the consolidated balance sheet. Warranty expense is recorded to cost of goods sold in our consolidated statement of income (loss).
Investments
Short-Term Investments.  Our short-term investments consisted of certificates of deposit and commercial paper that are considered held-to-maturity debt securities and carried at cost, which approximated fair value.
Cost and Equity Method Investments. Certain of the Company’s investments in equity and other securities are strategic investments in companies that are in varied stages of development. These investments are included in Investments on the consolidated balance sheet. The Company accounts for these investments under the cost or the equity method of accounting, as appropriate. The valuation of equity and other securities accounted for under the cost method considers all available financial information related to the investees, including valuations based on recent third-party equity investments in the investees. If an unrealized loss for any investment is considered to be other-than-temporary, the loss is recognized in the consolidated statements of income in the period the determination is made. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and are adjusted each period for our share of the investee’s income or loss. Equity securities accounted for under both the cost and equity methods are reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable.
Retirement Benefit Plan Assumptions. The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans and termination indemnity plans, covering substantially all U.S. employees and employees outside the United States. Pension benefit costs include assumptions for the discount rate, retirement age, compensation rate increases and the expected return on plan assets.
Revenue Recognition
Product Revenue. We sell our products through a direct sales force and independent distributors. We recognize revenue when persuasive evidence of a sales arrangement exists, title to the goods and risk of loss transfers to customers or to independent distributors, the selling price is fixed or determinable and collectability is reasonably assured. We estimate expected sales returns based on historical data and record a reduction of sales with a return reserve. We record state and local sales taxes net, that is, we exclude sales tax from revenue.

Service Revenue. Services largely consist of technical assistance services provided to hospitals for the installation maintenance and support in the operation of heart lung machines, and autotransfusion systems. Service related revenue is recognized on the basis of progress of the services, when services are rendered, when collectability is reasonably assured and when the amount is fixed and determinable.
License Revenue. We record upfront payments received under license agreements as deferred revenue on the consolidated balance sheet and recognize license revenue over the period of the license agreement.
U.S. Medical Device Excise Tax (“MDET”). Section 4191 of the Internal Revenue Code enacted by the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, established a 2.3% excise tax on medical devices sold domestically beginning on January 1, 2013 and is suspended from January 1, 2016 through December 31, 2017. We include the cost of MDET in cost of sales on the consolidated statements of income.
Italian Medical Device Payback. The Italian Parliament introduced new rules for entities that supply goods and services to the Italian National Healthcare System. The new healthcare law is expected to impact the business and financial reporting of companies operating in the medical technology sector that sell medical devices in Italy. A key provision of the law is a ‘payback’ measure, requiring companies selling medical devices in Italy to make payments to the Italian state if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. Our current assessment of the Italian Medical Device Payback involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. We account for the estimated cost of the Italian Medical Device Payback as a deduction from revenue.
Research and Development (“R&D”). All R&D costs are expensed as incurred. R&D includes costs of basic research activities as well as engineering and technical effort required to develop a new product or make significant improvement to an existing product or manufacturing process. R&D costs also include regulatory and clinical study expenses, including post- market clinical studies. Amortization of intangible assets not associated with a marketable product is recorded in R&D.
Leases. We account for leases that transfer substantially all benefits and risks incident to the ownership of property as an acquisition of an asset and the incurrence of an obligation, and we account for all other leases as operating leases. Certain of our leases provide for tenant improvement allowances that have been recorded as deferred rent and amortized, using the straight-line method, over the life of the lease as a reduction to rent expense. In addition, scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease.
Stock-Based Compensation
Stock-Based Incentive Awards. We grant stock-based incentive awards to directors, officers, key employees and consultants during each fiscal year. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award. We recognize equity-based compensation expense ratably over the period that an employee is required to provide service in exchange for the entire award (all vesting periods). We issue new shares upon stock option exercise, stock appreciation right (“SAR”) exercise, the award of restricted stock and at our election, on vesting of a restricted stock unit.
Stock Appreciation Rights. A stock appreciation right (“SAR”) confers upon an employee the contractual right to receive an amount of cash, stock, or a combination of both that equals the appreciation in the company’s stock from an award’s grant date to the exercise date. SARs may be exercised at the employee’s discretion during the exercise period and do not give the employee an ownership right in the underlying stock. SARs do not involve payment of an exercise price. We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of SARs. The awards are settled in stock. We determine the expected volatility on historical volatility.
Stock Options. Options granted under the Stock Plans are service-based and typically vest annually over four years, or cliff-vest in one year, following their date of grant, as required under the applicable agreement establishing the award, and have maximum terms of 10 years. Stock option grant prices are set equal to the closing price of our ordinary shares on the day of the grant. There are no post-vesting restrictions on the shares issued. We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option awards. We determine expected volatility based on the historic volatility of our stock price over a period equal to the expected term of the option. Prior to fiscal year 2014, we included an additional factor, implied volatility, in our estimates of expected volatility, based on option market trading data for our stock.
Restricted Stock and Restricted Stock Units. We grant restricted stock and restricted stock units at no purchase cost to the grantee, which typically vest over four years or cliff-vest in one or three years. Unvested restricted stock entitles the grantees to dividends, if any, and voting rights for their respective shares. Sale or transfer of the stock and stock units are restricted until they are vested.  We issue new shares for our restricted stock and restricted stock unit awards. We have the right to elect to pay the cash value of vested restricted stock units in lieu of the issuance of new shares. Under our stock-based compensation plans we repurchase a portion of these shares from our employees to permit our employees to meet their minimum statutory tax withholding requirements on vesting of their restricted stock.
Service-Based Restricted Stock and Restricted Stock Units. The fair market value of service-based restricted stock and restricted stock units are determined using the market closing price on the grant date, and compensation is expensed ratably over the vesting period. Calculation of compensation for restricted stock awards requires estimation of employee turnover and forfeiture rates.
Market and Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. We may grant restricted stock and restricted stock units subject to market or performance conditions that vest based on the satisfaction of the conditions of the award. The fair market values of market condition-based awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on our judgment of likely future performance and our stock price volatility. The fair value of performance-based awards is determined using the market closing price on the grant date. Derived service periods and the periods charged with compensation expense for performance-based awards are estimated based on our judgment of likely future performance and may be adjusted in future periods depending on actual performance.
Income Taxes. We are a U.K. corporation, and we operate through our various subsidiaries in a number of countries throughout the world. Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income. We use significant judgment and estimates in accounting for our income taxes. We recognize deferred tax assets and liabilities for the anticipated future tax effects of temporary differences between the financial statements basis and the tax basis of our assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense compared to pre-tax income yields an effective tax rate.
 We file federal and local tax returns in many jurisdictions throughout the world and are subject to income tax examinations for our fiscal year 1992 and subsequent years, with certain exceptions. While we believe that our tax return positions are fully supported, tax authorities may disagree with certain positions we have taken and assess additional taxes. Therefore, we regularly assess the likely outcomes of our tax positions in previously filed tax returns and positions we expect to take in future tax returns that are reflected in measuring our current or deferred income tax assets and liabilities, and we establish reserves when we believe that a tax position is likely to be challenged and that we may or may not prevail. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities, and we reevaluate the technical merits of our tax positions. Some of the reasons a reserve for an uncertain tax benefit may be reversed are: (i) completion of a tax audit, (ii) a change in applicable tax law including a tax case or legislative guidance, or (iii) an expiration of the statute of limitations. We recognized interest and penalties associated with unrecognized tax benefits and record interest with interest expense, and penalties in administrative expense, in the consolidated statement of income (loss).
We periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized. To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: (i) profitability in the most recent fiscal quarters, (ii) internal forecasts for the current and next two future fiscal years, (iii) size of deferred tax asset relative to estimated profitability, (iv) the potential effects on future profitability from increasing competition, healthcare reforms and overall economic conditions, (v) limitations and potential limitations on the use of our net operating losses due to ownership changes, pursuant to IRC Section 382, and (vi) the implementation of prudent and feasible tax planning strategies, if any.
Vesting or exercise of performance shares, restricted stock units, stock appreciation rights, deferred bonus shares and stock options result in a difference between the income tax deduction and the financial statement stock-based compensation, which creates an excess tax benefit (windfall) or tax deficiency (shortfall). If a windfall benefit can be utilized to reduce income taxes payable as determined using a “with and without” method, the windfall benefit will offset the shortfall deficiency; if not, then the shortfall is recognized as tax expense.

Comprehensive Income and Foreign Currency Translations. In addition to net income, comprehensive income includes changes in foreign currency translation adjustments, unrealized gains and losses on derivative contracts qualifying and designated as cash flow hedges and net changes in retirement obligation funded status. Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings which are intended to be indefinitely reinvested in the countries where earned.
Income Per Share.  Accounting standards require dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings applicable to participating securities by the weighted average number of participating securities outstanding for the period. Diluted EPS includes the effect of potentially dilutive instruments. Refer to “Note 21. Income per Share” for additional information.
Segments. Prior to the Mergers we had one operating and reportable segment. Upon completion of the Mergers, we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. We currently function in three operating segments; the historical Cyberonics operations are included in the Neuromodulation segment, and the historical Sorin businesses are included in the Cardiac Surgery and the Cardiac Rhythm Management segments. Refer to “Note 22. Geographic and Segment Information” for additional information.
Contingencies. The Company is subject to product liability claims, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in Selling, general and administrative expenses in the Consolidated Statements of Income. Contingent accruals are recorded when the Company determines that a loss is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgment regarding future events.

Note 3. Business Combinations
On October 19, 2015, and pursuant to the terms of the Merger Agreement, Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company, immediately followed by the merger of Merger Sub with and into Cyberonics, with Cyberonics continuing as the surviving company and as a wholly owned subsidiary of LivaNova. Following the completion of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed, under the ticker symbol “LIVN”, on NASDAQ and admitted for listing on the standard segment of the U.K. Financial Authority’s Official List and to trading on the LSE. As a result of the Mergers, on October 19, 2015, LivaNova issued approximately 48.8 million ordinary shares.
On October 19, 2015, each ordinary share of Sorin was converted into the right to receive 0.0472 ordinary shares of LivaNova, (“Sorin Exchange Ratio”), and each share of common stock of Cyberonics was converted into the right to receive one ordinary share of LivaNova. The fair value of the shares issued as total consideration of the Mergers is based on Cyberonics' closing stock price of $69.95 per share on October 16, 2015, the last business day prior to the close of the Mergers. Based on the number of outstanding shares of Sorin and Cyberonics as of October 19, 2015, former Sorin and Cyberonics shareholders held approximately 46 percent and 54 percent, respectively, of LivaNova's ordinary shares after giving effect to the Mergers.
Based on the relative voting rights of Cyberonics and Sorin shareholders immediately following completion of the Mergers and the premium paid by Cyberonics for Sorin ordinary shares, and after taking into consideration all relevant facts, Cyberonics was considered to be the acquirer for accounting purposes. LivaNova accounted for the acquisition of Sorin as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the tangible and identifiable intangible assets acquired and liabilities assumed are recorded based on their fair values at the acquisition date with the excess over the fair value of consideration recognized as goodwill.
The purchase price allocation presented below is based on a preliminary acquisition valuation and includes the use of estimates based on information that was available to management at the time these audited Consolidated Financial Statements were prepared. Management is in the process of finalizing appraisals and estimates that may result in a change in the valuation of assets acquired, liabilities assumed, goodwill recognized and the related impact on deferred taxes and cumulative translation adjustments. These changes may have a material impact on the results of operations and financial position. As management finalizes the valuation of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, can materially impact the results of operations.
The following table summarizes the fair value of consideration transferred and preliminary fair values of Sorin’s assets acquired and liabilities assumed:

(in thousands)
Consideration transferred:
Fair value of common shares issued to Sorin shareholders (1)	$1,577,603
Fair value of common shares issued to Sorin share award holders (2)	9,231
Fair value of LivaNova stock appreciation rights issued to Sorin stock appreciation rights holders (3)	2,249
Total fair value of consideration transferred	$1,589,083
Estimated fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$12,495
Accounts receivable	224,466
Inventories	233,832
Other current assets	60,674
Property, plant and equipment	207,639
Intangible assets	688,729
Equity investments	67,059
Other assets	7,483
Deferred tax assets	135,370
Total assets acquired	$1,637,747

Current portion of debt and other obligations	$110,601
Other current liabilities	237,855
Long-term debt	128,458
Deferred tax liabilities	279,328
Other long-term liabilities	55,567
Total liabilities assumed	$811,809
Goodwill	$763,145

(1)	To record the fair value of LivaNova ordinary shares issued to Sorin shareholders (in thousands except per share data and Sorin Exchange Ratio):

Total Sorin shares outstanding as of October 16, 2015	477,824
Sorin Exchange Ratio	0.0472
Shares of LivaNova issued	22,553
Value per share of Cyberonics as of October 16, 2015	$69.95
Fair value of ordinary shares transferred to Sorin shareholders	$1,577,603

(2)
Each Sorin share award (other than a Sorin stock appreciation right) granted prior to the Sorin merger effective time accelerated, vested and was converted into the right to receive LivaNova ordinary shares based on the Sorin Exchange Ratio. The total fair value of the replacement awards is $25.2 million, including $9.2 million attributable to pre-combination services and allocated to consideration transferred to acquire Sorin. Of the remaining $16.0 million, $8.3 million was recognized immediately in the post-combination period and $7.7 million will be recognized over the post-combination service period to February 28, 2017 due to the service period requirements of the awards. Refer to “Note 18. Stock-Based Incentive Plans” for further discussion of treatment of equity awards.

The consideration transferred in the Mergers was measured using the fair-value-based measure of the share awards as of the closing date. For purposes of calculating the consideration transferred, the fair-value-based measure of the Sorin share awards was determined to be the opening market price of LivaNova’s ordinary shares of $69.39 on October 19, 2015.

(3)
As of October 16, 2015 there were 3,815,824 Sorin stock appreciation rights. Each Sorin stock appreciation right granted prior to the Sorin merger effective time accelerated, vested and was converted into the right to receive 0.0472 LivaNova stock appreciation right based on the Sorin Exchange Ratio. The total fair value of the replacement stock appreciation rights is $3.8 million, including $2.2 million attributable to pre-combination services and allocated to consideration transferred to acquire Sorin. The remaining $1.6 million was recognized immediately in the post-combination period. Refer to “Note 18” for further discussion of treatment of equity awards.

Based upon a preliminary acquisition valuation, LivaNova acquired $464.0 million of customer-related intangible assets, $211.1 million of developed technology intangible assets, and $13.6 million related to the Sorin trade name, with weighted average estimated useful lives of 17, 14, and 4 years, respectively. Other long-term liabilities include $2.7 million of unfavorable leases with weighted average remaining lives of 5 years. Refer to “Note 8. Goodwill and Intangible Assets” and “Note 11. Other Long Term Liabilities” for further discussion of intangible assets and unfavorable leases, respectively.

Goodwill has been allocated to Cardiac Surgery, Cardiac Rhythm Management and Neuromodulation reporting units. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents growth opportunities and expected cost synergies of the combined company. The Mergers are expected to provide both short-term and long-term revenue enhancements and cost savings and synergy opportunities, increase the diversity of LivaNova’s business mix, and accelerate the entry into three emerging market opportunities in the areas of heart failure, sleep apnea and less invasive mitral valves. The Mergers are also expected to allow LivaNova to utilize and integrate certain Sorin technologies into its existing and future product lines for epilepsy. LivaNova expects all of its reporting units to benefit, directly or indirectly, from the synergies arising from the business combination. As a result, as of December 31, 2015, the Company has provisionally assigned the goodwill arising from the Sorin acquisition to all three reporting units. This assignment was made by taking into consideration market participant rates of return for each acquired reporting unit (Cardiac Surgery and Cardiac Rhythm Management) in order to assess the respective fair values. The remaining goodwill, allocated to Neuromodulation, which is the accounting acquirer’s existing business unit, is supported by the synergies deriving from the Mergers. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. Refer to “Note 8. Goodwill and Intangible Assets” for further discussion and details of the balance of goodwill.

Contingent liabilities assumed includes $9.2 million related to uncertain tax positions. Contingent liabilities also include $3.4 million for contingent payments at fair value related to two acquisitions completed by Sorin prior to the closing of the Mergers. The contingent payments for one acquisition are based on achievement of sales targets by the acquiree through June 30, 2018 and the contingent payments for the second acquisition are based on sales of cardiopulmonary disposable products and heart lung machines through 2019 of the acquiree. Refer to “Note 16. Commitments and Contingencies” for further discussion of contingent liabilities and uncertain tax positions.

LivaNova’s consolidated financial statements for the transitional period April 25, 2015 to December 31, 2015, include Sorin’s results of operations from the acquisition date through December 31, 2015. Net sales and operating loss attributable to Sorin during this period were $200.1 million and $6.0 million, respectively. In relation to the Mergers, we incurred $42.1 million of transaction costs and $13.7 million of integration costs during the transitional year ended December 31, 2015. The transaction costs primarily relate to advisory, legal, and accounting fees are included in the merger-related expenses line item in the consolidated statement of income (loss). The integration costs are included as a separate line item on the consolidated statement of income (loss).

Pro forma results of operations (unaudited)

The following unaudited pro forma information presents the results of the Company as if the Mergers were consummated on April 26, 2014, and had been included in our consolidated statements of income (loss) for the transitional year period April 25, 2015 to December 31, 2015 and the fiscal year ended April 24, 2015:

(in thousands, except per share data)	Transitional Period April 25, 2015 to December 31, 2015 (unaudited)	Fiscal Year Ended April 24, 2015 (unaudited)

Net Sales	$837,241	$1,236,477
Net Income	$(31,011)	$12,792
Basic and diluted net income per share	$(0.95)	$0.26
The unaudited pro forma combined results of operations for the transitional period April 25, 2015 to December 31, 2015 and the fiscal year ended April 24, 2015 have been prepared by adjusting the historical results of Cyberonics to include the historical results of Sorin. The unaudited pro forma information for the fiscal year ended April 24, 2015 is based on the accounts of Cyberonics presented on the fiscal year ending April 24, 2015 and of Sorin presented on the twelve months ended June 30, 2015. There were no material intervening events that occurred involving either company between April 24, 2015 and June 30, 2015. The unaudited pro forma information for the transitional year from April 25, 2015 to December 31, 2015 is based on the accounts of LivaNova from April 25, 2015 through December 31, 2015 (which consists of legacy Cyberonics operations through October 18, 2015 and combined Cyberonics and Sorin operations thereafter) and the accounts of Sorin from April 25, 2015 through the October 18, 2015.
The unaudited pro forma information reflects adjustments that are expected to have a continuing impact on our results operations and are directly attributable to the Mergers. The unaudited pro forma results include, but are not limited to, the incremental depreciation expense associated with the step-up fair value adjustments to property, plant and equipment of $1.6 million for the transitional period from April 25, 2015 to December 31, 2015 and $3.2 million for the fiscal year ended April 24, 2015 and the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset of $13.8 million for the transitional period from April 25, 2015 to December 31, 2015 and $26.2 million for the fiscal year ended April 24, 2015.
As a result of the Mergers, LivaNova recorded a $56.8 million step-up of inventory and recognized an incremental cost of sales expense of $20.8 million from October 19, 2015 to December 31, 2015 associated with amortization of the step-up in inventory. The unaudited pro forma results include an adjustment to eliminate the $20.8 million in expense from the transitional period from April 25, 2015 to December 31, 2015 and reflect amortization expense of $56.8 million in the results of the fiscal year ended April 24, 2015 because the expected inventory usage period is less than 12 months.
The statutory tax rate was applied to unaudited pro forma adjustments, as appropriate, to each adjustment based on the jurisdiction in which the adjustment was expected to occur.
The pro forma net loss for the transitional period April 25, 2015 to December 31, 2015 includes the following non-recurring items directly attributable to the merger: $48.8 million of merger-related transaction expenses and $23.4 million of non-cash share-based compensation charges. The pro forma net loss for the fiscal year ended April 24, 2105 includes non-recurring merger-related transaction expenses directly attributable to the merger of $35.9 million.
This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on April 26, 2014, and it is not indicative of any future results.
Note 4. 2015 Restructuring Plans
We initiated several Restructuring Plans after the consummation of the Mergers in October 2015. The Restructuring Plans are intended to leverage economies of scale, streamline distribution and logistics and administrative office functions in order to reduce overall costs.
The Restructuring Plan’s liabilities for the transitional period April 25, 2015 to December 31, 2015 are as follows (in thousands):

	Employee severance and other termination costs	Supply chain contract termination costs	Fixed asset and other charges	Total
Beginning liability balance	$—	$—	$—	$—
Charges	4,720	—	—	4,720
Cash payments	—	—	—	—
Ending liability balance	$4,720	$—	$—	$4,720

Note 5. Accounts Receivable and Allowance for Bad Debt
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2015	April 24, 2015	April 25, 2014
Trade receivables from third parties	$274,005	$51,233	$51,359
Allowance for bad debt	(1,653)	(664)	(685)
	$272,352	$50,569	$50,674
Our customers consist of hospitals, other healthcare institutions, distributors, organized purchase groups and government and private entities. Actual collection periods for trade receivables vary significantly as a function of the nature of the customer (e.g., government or private) and its geographic location. We acquired carrying value of $224.5 million of trade receivables from Sorin in the Mergers. As part of the acquisition accounting, accounts receivables were recorded at fair value, which was measured considering any allowance for bad debt previously recognized by Sorin.

Note 6. Inventories
Inventories consisted of the following (in thousands):

	December 31, 2015	April 24, 2015	April 25, 2014
Raw materials	$52,482	$11,118	$7,290
Work-in-process	44,369	5,653	4,438
Finished goods	115,597	7,192	5,902
	$212,448	$23,963	$17,630
Inventories are reported net of the provision for obsolescence which totaled $3.6 million, $2.3 million, and $1.1 million at December 31, 2015, April 24, 2015 and April 25, 2014, respectively. As part of the acquisition, we acquired Sorin’s inventory with a carrying value of $233.8 million. Sorin’s inventory was recorded at fair value, which was measured considering any provision for obsolescence previously recognized by Sorin.
Note 7. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2015	April 24, 2015	April 25, 2014	Lives in years
Land	$15,662	$1,644	$1,644	---
Building and building improvements	82,014	28,048	26,839	up to 45
Equipment, software, furniture and fixtures	140,364	39,325	37,080	up to 16
Other	8,634	—	—	up to 10
Capital investment in process	42,210	6,695	6,926	---
Total	288,884	75,712	72,489
Accumulated depreciation	(44,297)	(35,425)	(32,954)
	$244,587	$40,287	$39,535
Aggregate depreciation was $10.8 million, $5.8 million, $4.3 million and $3.8 million for the transitional period April 25, 2015 to December 31, 2015 and the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, respectively.
A building in Cantù, Italy, with a net book value of $1.2 million as of December 31, 2015, was provided as collateral to secure a long-term loan taken out by Sorin Group Italia S.r.l. Refer to “Note 16. Commitments and Contingencies” for further information. As part of the acquisition, we acquired Sorin’s PP&E with a carrying value of $207.6 million equal to their fair value.

Note 8. Goodwill and Intangible Assets

Detail of finite-lived and indefinite-lived intangible assets (in thousands):

	December 31, 2015	April 24, 2015	April 25, 2014
Schedule of finite-lived intangible assets:
Developed technology	$213,873	$13,204	$13,964
Customer relationships	444,472	—	—
Trademarks and trade names	13,030	—	—
Other intangible assets	11	1,023	1,148
Total	671,386	14,227	15,112
Accumulated amortization	(12,444)	(4,059)	(3,457)
Net	$658,942	$10,168	$11,655
Schedule of indefinite-lived intangible assets:
Goodwill	$745,356	$—	$—
During the transitional period April 25, 2015 to December 31, 2015, we purchased a patent license for $1.0 million related to the integration of conditionally safe MR technologies with our leads. This patent license has an amortization period of 15 years. In connection with the Mergers and based upon the preliminary acquisition valuation, we acquired certain finite-lived intangible assets: $464.0 million of customer relationships, $211.1 million of developed technology and $13.6 million of trade names. In addition, in connection with the Mergers, we recorded $763.1 million of goodwill.
During the transitional period April 25, 2015 to December 31, 2015, we fully impaired finite-lived intangible assets primarily related to R&D projects, such as our rechargeable battery technology, that no longer factored into our future product plans, for a loss of $1.7 million. The impairment losses were charged to R&D expense in the consolidated statement of income (loss).
The amortization periods for our finite-lived intangible assets as of December 31, 2015:

	Minimum Life in years	Maximum life in years
Developed technology	5	18
Customer relationships	16	18
Trademarks and trade names	4	4
Other intangible assets	5	5
Aggregate amortization was $9.7 million, $1.5 million, $1.3 million, and $0.9 million for the transitional period April 25, 2015 to December 31, 2015 and the fiscal years ended April 24, 2015, April 25, 2014, and April 26, 2013, respectively.
The estimated future amortization expense based on our finite-lived intangible assets at December 31, 2015 (in thousands):

Year ending December 31,
2016	$45,614
2017	45,634
2018	45,653
2019	44,762
2020	42,038
Thereafter	435,240

Detail of indefinite-lived intangible assets (in thousands):

	Neuromodulation	Cardiac Surgery	Cardiac Rhythm	Total
Balance as of April 24, 2015
Goodwill from acquisitions	$315,943	$429,627	$17,575	$763,145
Other adjustments, net	—	—	—	—
Impairments	—	—	—	—
Currency adjustments	—	(17,086)	(703)	(17,789)
Balance as of December 31, 2015	$315,943	$412,541	$16,872	$745,356
Note 9. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2015	April 24, 2015	April 25, 2014
Advances received on customer receivables	$24,494	$—	$—
Employee related liabilities	20,605	—	—
Merger related expense accruals	6,226	4,101	—
Accrued insurance	2,566	—	—
Warranties	2,119	—	—
Clinical study costs	2,004	974	1,227
Accrued royalty costs	1,316	—	—
Other	21,177	3,259	3,542
	$80,507	$8,334	$4,769
Note 10. Warranties
We offer a warranty on various products. We estimate the costs that may be incurred under the warranties and record a liability in the amount of such costs at the time the product is sold. The amount of the reserve recorded is equal to the cost to satisfy the claim. We include the warranty obligation in other accrued liabilities on the consolidated balance sheet, see “Note 9. Accrued Liabilities”. We include the costs associated with claims, if any, in cost of products sold in the consolidated statements of income. We acquired $2.1 million in warranty obligation from Sorin as part of the Mergers. Warranty obligation consisted of the following (in thousands):

Balance as of April 24, 2015	$—
Warranty claims provision	2,176
Settlements made	(57)
Balance as of December 31, 2015	$2,119

Note 11. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31, 2015	April 24, 2015	April 25, 2014
Liability for uncertain tax positions	$13,048	$5,782	$4,257
Government grant deferred revenue	3,918	—	—
Earnout for contingent payments	3,457	—	—
Unfavorable operating leases	2,513	—	—
Financial derivatives	1,793	—	—
Other	5,014	828	454
	$29,743	$6,610	$4,711
The unfavorable operating lease adjustment obligation represents the fair value of future lease obligations at the acquisition date of October 19, 2015.
Note 12. Investments
Short-Term Investments Detail. Our short-term investment consisted of a held-to-maturity debt security with a maturity of four months and is carried at amortized cost.  Refer to “Note 13. Fair Value Measurements.”

(in thousands)	December 31, 2015	April 24, 2015	April 25, 2014
Certificates of deposits (1)	$—	$20,023	$20,031
Commercial paper	6,997	6,997	4,998
	$6,997	$27,020	$25,029

(1)
During the transitional period April 25, 2015 to December 31, 2015, our six-month CD matured, was re-invested in a three-month CD and was classified with cash equivalents in the consolidated balance sheet.

Cost Method Investments.  Our “Investments” in the consolidated balance sheets includes positions in privately held companies carried at original cost under the cost-method. Refer to “Note 13. Fair Value Measurements.” All cost method investments were assessed for impairment as of December 31, 2015.

(in thousands)	December 31, 2015	April 24, 2015	April 25, 2014
ImThera Medical, Inc. - convertible preferred shares and warrants (1)	$12,000	$12,000	$12,000
Cerbomed GmbH - convertible preferred shares (2)	—	5,127	3,944
Rainbow Medical Ltd.(3)	3,847	—	—
Carrying amount - long-term investments	$15,847	$17,127	$15,944

(1)	ImThera Medical, Inc. is a U.S. company developing a neurostimulation device system for the treatment of obstructive sleep apnea.

(2)
Cerbomed GmbH is a European company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. During the transitional period April 25, 2015 to December 31, 2015, we recorded an other-than-temporary impairment of $5.1 million against our investment in Cerbomed. We recorded the charge in Impairment of Investments in the consolidated statement of income (loss). Refer to “Note 13. Fair Value Measurements.”

(3)	Rainbow Medical Ltd. is an Israeli company that seeds and grows companies developing medical devices in a diverse range of medical fields.
Other Assets. “Other assets” in the consolidated balance sheet includes the cash surrender value of company-owned life insurance policies, which are based on the fair values in a mutual fund portfolio, amounting to $1.8 million, $1.2 million and $0.5 million for the transitional period April 25, 2015 to December 31, 2015, and the fiscal years ended April 24, 2015 and April 25, 2014, respectively.

Equity Method Investments. In connection with the Mergers, refer to “Note 3. Business Combinations”, we acquired equity investments which are accounted for under the equity method and as a result, basis differences were identified between the proportionate share of historical cost of the net assets and the proportionate share of fair value of the net assets acquired. Such basis differences aggregated to $36.2 million on the acquisition date and primarily consisted of equity method goodwill.
Prior to the Mergers, Cyberonics did not have any investments accounted for under the equity method. The table below lists the investments and the balance as of December 31, 2015 (in thousands except percentage ownership):

	% Ownership	December 31, 2015
La Bouscarre S.C.I.	50.0%	$16
LMTB - Laser und Medizin Technologie Gmbh	22.5%	3
MD START S.A.	20.9%	—
MD START I K.G.	23.4%	—
Enopace Biomedical Ltd.	31.8%	—
Cardiosolutions Inc.	35.3%	—
Caisson Interventional LLC (1)	43.7%	13,712
Highlife S.A.S. (1)	38.0%	8,363
MicroPort Sorin CRM (Shanghai) Co. Ltd.	49.0%	8,959
Respicardia Inc.	19.7%	30,586
Total		$61,639

(1)	We have outstanding loans to Caisson Interventional LLC and to Highlife S.A.S for $3.6 million included in Other Assets on the consolidated balance sheet.
Losses from equity method investments for the transitional period April 25, 2015 to December 31, 2015 were as follows (in thousands):

(in thousands)	Transitional Period April 25, 2015 to December 31, 2015
La Bouscarre S.C.I.	$—
LMTB - Laser und Medizin Technologie Gmbh	—
MD START S.A.	—
MD START I K.G.	—
Enopace Biomedical Ltd.	—
Cardiosolutions Inc.	—
Caisson Interventional LLC	1,213
Highlife S.A.S.	550
MicroPort Sorin CRM (Shanghai) Co. Ltd.	1,085
Respicardia Inc.	460
Total	$3,308

Note 13. Fair Value Measurements
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: Level 1-observable inputs such as quoted prices in active markets; Level 2-inputs other than the quoted prices in active markets that are observable either directly or indirectly; and Level 3-unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For further details regarding our accounting policy refer to “Fair Value Measurements” included within “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” accompanying the consolidated financial statements.
Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis for the transitional period April 25, 2015 to December 31, 2015:

	Fair Value as of	Fair Value Measurements Using Inputs Considered as:
	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Derivative Assets - for hedging (exchange rates)	$839	$—	$839	$—
Derivative Assets - not for hedging (exchange rates)	—	—	—	—
Total assets	$839	$—	$839	$—

Liabilities:
Derivative Liabilities - for hedging (interest rates)	$2,876	$—	$2,876	$—
Derivative Liabilities - not for hedging (interest rates)	24	—	24	—
Derivative Liabilities - not for hedging (exchange rates)	1,547	—	1,547	—
Earnout for contingent payments (1)	3,457	—	—	3,457
Total Liabilities	$7,904	$—	$4,447	$3,457

(1)	This contingent payment arose as a result of the acquisition of Cellplex Pty Ltd. in September 2015, and was valued using the Black Scholes method at the date of the Mergers.
Level 1
The liability under the Deferred Compensation Plan is based on a tracking portfolio of mutual funds for each participant. The tracking portfolio consisted of the quoted market prices of a portfolio of publicly traded mutual funds. We adjust the liability to the period ended quoted market prices, which are Level 1 inputs. We report the liability in Other Long-Term Liabilities in the consolidated balance sheets.

Level 2
To measure the fair value of its derivative transactions (transactions to hedge exchange risk and interest rate risk), we calculate the mark-to-market of each transaction using prices quoted in active markets (e.g., the spot exchange rate of a currency for forward exchange transactions) and observable market inputs processed for the measurement (e.g., the fair value of an interest rate swap using the interest rate curve), or the measurement of an exchange rate option (with the processing of listed prices and observable variables such as volatility).
For all level 2 valuations, we use the information provided by a third-party as a source for obtaining quoted observable prices and to process market variables. In particular, we use the following techniques to calculate the fair value of derivatives:
- For forward exchange rate transactions, fair value is calculated using the forward market exchange rate on the reporting date for each contract: the difference calculated between this amount and the contractual forward rate is discounted (present value) to the same reporting date;
- For interest rate swaps, the fair value is calculated taking into account the present value of interest flows calculated on the notional amount of each contract using the forward interest rate curve applicable on the reporting date.
Level 3
We invested in a convertible debt security issued by NeuroVista Corporation (“NeuroVista”) on August 20, 2010. NeuroVista was a privately held company focused on the development of an implantable device intended to inform patients when seizures are likely to occur, as well as to alert caregivers when seizures do occur. The security is classified an ‘available-for-sale’ debt security measured at fair value on a recurring basis using Level 3 inputs, as the investee was a privately held entity without quoted market prices. During fiscal year 2013, we determined that it was unlikely to receive the return of principal and accrued interest and performed a fair value analysis of the assets we expected to receive in foreclosure. We estimated the fair value of the debt instrument at $1.5 million, with the resulting impairment loss of $4.1 million reported as other-than-temporary and separately stated in the consolidated statement of income (loss). Later in fiscal 2013, NeuroVista advised that an event of default had occurred under the terms of the convertible debt security, and we conducted a foreclosure sale of the assets subject to the security interest and took possession of the company’s tangible and intangible assets that resulted in no further gain or loss on the settlement of the debt security.
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. Our policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2015, April 25, 2014 or April 25, 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Non-financial assets such as equity and other securities that are accounted for using the cost or equity method, goodwill, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The fair values of these non-financial assets are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We classify these measurements as Level 3 within the fair value hierarchy.
The investment in cost-method equity securities and investments in equity securities that are accounted for using the equity method consisted of investments in equity stocks and convertible preferred stock of privately held companies for which there are no quoted market prices. During the transitional period April 25, 2015 to December 31, 2015 we determined that the fair values of our investment in Cerbomed GmbH was below its carrying values and that the carrying values of this investment was not expected to be recoverable within a reasonable period of time. As a result, we recognized an impairment charge of $5.1 million in the transitional period ended December 31, 2015. No impairment was recorded in the fiscal years ended April 25, 2015 or April, 24, 2014. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately held entities without quoted market prices. To determine the fair value of these investments we used all pertinent financial information available related to the entities. We recorded goodwill of $763.1 million on the date of the Mergers. As a result of the impairment analysis performed as of December 31, 2015 we did not record any goodwill impairment.

During the transitional period April 25, 2015 to December 31, 2015, we fully impaired finite-lived intangible assets primarily related to R&D projects, such as our rechargeable battery technology, that no longer factored into our future product plans, for a loss of $1.7 million. During fiscal year ended April 24, 2015, we fully impaired certain neurological signal feedback and processing technology that no longer factored into our product plans and recognized an impairment loss of $0.4 million. We estimated the fair value of the intangible assets utilizing a discounted future cash flow analysis, which we classified as a Level 3 within the fair value hierarchy. Refer to “Note 8. Goodwill and Intangible Assets” for further details of these investments.
During fiscal year ended April 24, 2015, we recognized an impairment loss of $0.8 million for certain obsolete manufacturing equipment and software primarily related to the Centro project redesign. We estimated the fair value of the property, plant and equipment utilizing a discounted future cash flow analysis, which we classified as a Level 3 within the fair value hierarchy.
Financial Instruments Not Measured at Fair Value
The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these items.
The balance of our investments in short-term securities as of December 31, 2015 consisted of commercial paper carried at amortized cost which approximates its fair value. The balances as of April 24, 2015 and April 25, 2014 consisted of a certificate of deposit and commercial paper that are considered held-to-maturity debt securities and carried at amortized cost, which approximate fair value. Refer to “Note 12. Investments” for further information.
The carrying value of our long-term debt, including the short-term portion, as of December 31, 2015 was $174.3 million which we believe approximates fair value. We did not have any debt outstanding as of April 24, 2015 and April 25, 2014.
Note 14. Financing Arrangements
In connection with the Mergers, LivaNova acquired all of the outstanding debt of Sorin. As of the Mergers date, Sorin had $203.0 million aggregate principal amount due to various financial and non-financial institutions (collectively, the “Sorin Loans”). We recorded an aggregate foreign exchange adjustment of $5.7 million to decrease the carrying value of the total long-term Sorin Loans since the date of the Mergers. Additionally, we made principal payments of $32.0 million post-merger to reduce long-term debt to $113.0 million.
The outstanding principal amount of long-term debt at December 31, 2015 and as of the date of the Mergers, October 19, 2015, consisted of the following (in thousands, except interest rates):

	Principal Amount at	Principal Amount at		Effective Interest Rate
	December 31, 2015	October 19, 2015	Maturity
European Investment Bank	$99,426	$113,490	June 2021	1.15%
Unicredit AG New York	—	20,000	October 2017	1.89%
Banca del Mezzogiorno	8,851	10,283	December 2019	0.50% - 3.35%
Bpifrance (ex-Oséo)	2,621	2,914	October 2019	2.58%
Banca Regionale Europea	—	1,686	January 2020	1.35%
Novalia SA (Vallonie)	1,192	1,316	March 2020 - June 2033	0.00% - 3.42%
Mediocredito Italiano	944	987	September 2021-2026	1.05% - 1.55%
Total long-term facilities	$113,034	$150,676
Less current portion of long-term debt	21,243	22,218
Total long-term debt	$91,791	$128,458

We recorded an aggregate foreign exchange adjustment of $2.2 million to decrease the carrying value of the short-term facilities since the date of the Mergers. Subsequent to the Mergers, our net short-term facility borrowings have exceeded our repayments by $11.1 million.
The outstanding principal amount of short-term debt as of December 31, 2015, and as of the date of the merger, October 19, 2015, consisted of the following (in thousands, except interest rates):

	Principal Amount at	Principal Amount at	Effective Interest Rate
	December 31, 2015	October 19, 2015
Intesa San Paolo Bank	$20,630	$—	0.25%
BNL BNP Paribas	18,459	20,428	0.27%
Unicredit Banca	15,201	17,024	0.45%
BNP Paribas (Brazil)	2,225	4,400	15.95%
French Government	2,030	2,121	—
Other short-term facilities	2,725	8,342
Total short-term facilities	$61,270	$52,315
Current portion of long-term debt	21,243	22,218
Total current debt	$82,513	$74,533
Total debt	$174,304	$202,991
There was no outstanding debt in the historic Cyberonics consolidated balance sheet as of April 24, 2015 or April 25, 2014.
The European Investment Bank (“EIB”) loan was provided to Sorin to support research and development projects in Italy and France related to the development of new products or improvements in Sorin’s products in cardiac surgery, cardiac rhythm management and new therapeutic solutions aimed at treating heart failure and mitral valve regurgitation. The loan was issued in July 2014, has a seven-year term with interest paid in quarterly installments. The loan is guaranteed by Sorin Group Italia S.r.l. and Sorin CRM SAS, subsidiaries of LivaNova. In December 2015, we paid our scheduled semi-annual $9.0 million principal payment.
The EIB loan is subject to the various terms and conditions:

•	certain financial ratios calculated based on the Sorin consolidated financial statements;

•	subordination clauses, based on which the loan cannot be subordinated to other loans, with the exception of loans given preference deriving from legal obligations;

•	negative pledge clauses that place limits on the issue of collateral;

•	other customary clauses for loans of this type, including limits on LivaNova’s asset disposals.
In April 2013, Sorin entered into a long-term loan agreement for $50.0 million with UniCredit (Unicredit Banca and Unicredit AG New York branch ) consisting of a term loan totaling $20.0 million and a revolving facility of $30 million.
In December 2014 the credit facility was renegotiated with the cancellation of the revolving facility, the decrease of the interest margin of the term loan and the extension of its maturity by 18 months from April 2016 to October 2017. In December 2015, we pre-paid this $20.0 million loan at par, without penalty.
In 2005 Sorin entered in two long-term loans that were to mature in 2020, with Banca Regionale Europea. These loans were pre-paid at the outstanding principal amount of $1.6 million in November 2015 by LivaNova’s subsidiaries, Sorin Group Italia S.r.l. and Sorin Site Management S.r.l.
In January 2015, Sorin Group Italia S.r.l. was provided with loans specified to support research and development projects as a part of the Large Strategic Project program of the Italian Ministry of Education, Universities and Research (“MIUR”). One loan is subsidized by Cassa DepositiePrestiti at a fixed rate of 0.5% and a second loan, an ordinary bank loan, is provided by GE Capital Interbanca at a floating rate of 6-month Euribor plus a spread of 3.3%. At December 31, 2015, $8.9 million was outstanding on both of these loans. Both loans have an amortized repayment plan with final maturity on December 31, 2019. In December 2015, we paid our scheduled semi-annual payment of $1.1 million.

In 2012, Sorin entered into a long-term loan agreement for a total of €3.0 million with Bpifrance (formerly Oséo), a French government company that provides financial support for innovation and development projects. The loan is repayable in installments with final maturity on October 31, 2019. At December 31, 2015, $2.6 million was outstanding on this loan. In October 2015, we paid our scheduled $0.2 million quarterly payment.
In 2014, through an acquisition of the cannulae business, Sorin assumed mortgages due to Mediocredito Italiano totaling €1.0 million. At December 31, 2015, $0.9 million was outstanding. The loans are secured by a mortgage on a building located at Cantù manufacturing site in Italy.
Prior to the Mergers, Sorin Group Belgium received loans from Novalia SA, a finance company in the Wallonia Region in Belgium, to support several R&D projects. At December 31, 2015, $1.2 million was outstanding.
In December 2015, we utilized our uncommitted revolving credit facilities for certain short-term loans and entered into a $20.6 million short-term loan with Intesa San Paolo Bank, a $18.5 million short-term loan with BNL/BNP Paribas after repaying $19.5 million, a $15.2 million loan with UniCredit Banca after repaying $16.3 million, and a $2.2 million loan with BNP Paribas (Brazil) after repaying $4.3 million. During this period, we also reduced other short-term facilities by $5.3 million. These facilities are used for general corporate purposes.
The debt maturity schedule as of December 31, 2015 is as follows (in thousands):

Fiscal Year	Total Debt Payments
2016	$82,513
2017	20,761
2018	21,363
2019	21,400
2020	18,249
Thereafter	10,018
Total debt	$174,304
Note 15. Derivatives and Foreign Currency Risk Management
We enter into derivative instruments, principally foreign exchange forward and interest rate swaps contracts for the purpose of hedging the risk of fluctuations in foreign exchange and interest rates. For additional details refer to our accounting policy “Derivatives” included within “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” accompanying the consolidated financial statements.
Freestanding Derivative Forward Contracts
Freestanding derivative forward contracts are used to offset the exposure to the change in value of our foreign currency denominated financial intercompany transactions (current accounts and loans), certain long-term loans and certain revenue transactions. The gross notional amount of these contracts not designated as hedging instruments, outstanding at December 31, 2015 was $254.4 million. We did not engage in freestanding derivative forward contracts prior to the Mergers.
The amount and location of the gains (losses) in the consolidated statements of income related to derivative instruments, not designated as hedging instruments, for the transitional period April 25, 2015 to December 31, 2015 are as follow:

(in thousands)
Derivatives Not Designated as Hedging Instruments	Location	Transitional Period April 25, 2015 to December 31, 2015
Foreign currency exchange rate contracts	Other income (expense), net and Foreign exchange and other	$(12,813)
Foreign currency exchange differences include the losses, realized and unrealized, related to the forward contracts, not qualifying for hedge accounting, put in place since the date of the Mergers, for the hedging of the following:

•	intercompany financial accounts and loans not denominated in U.S. dollars, recording a loss for $5.1 million;

•
short and long-term loans denominated in Euro, recording a loss for the amount of $7.9 million, of which $4.8 million relates to a foreign exchange derivative arrangement on the EIB long-term loan. Such derivative arrangements have been discontinued in January 2016;

•	revenues denominated in British pounds and Japanese yen for the period from date of the Mergers to December 31, 2015, recording a gain for $0.2 million.
The Foreign currency exchange losses on the above mentioned forward contracts, are mainly due to the revaluation of the U.S. dollar against the euro and other currencies.
Cash Flow Hedges
Foreign Currency Risk
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations. We generally utilize foreign exchange forward contracts that are designed to hedge the variability of material cash flows associated with forecasted revenue and costs denominated in a currency different from the functional currency of the consolidated statement of income (loss) that will take place in the future. In most cases, these derivative instruments are designated as cash flow hedges and are carried at fair value. The effective portion of the gain or loss on these derivative contracts is reported as a component of accumulated other comprehensive income (loss). The effective portion of the gain or loss on the derivative instrument is reclassified into earnings and is included in the line item other income (expense), net in the consolidated statements of income, depending on the underlying transaction that is being hedged, in the same period or periods during which the hedged transaction affects earnings. There was no hedge ineffectiveness at December 31, 2015. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the transitional period April 25, 2015 to December 31, 2015. The fair value of all cash flow foreign exchange hedging forward contracts, related to revenue denominated in British pounds and Japanese yen of year 2016 is reported in accrued liabilities line item in the consolidated balance sheet.
The gross notional amount of foreign currency exchange contracts, designated as cash flow hedges, outstanding at December 31, 2015 was $66.9 million, related to forward contracts of respectively British pounds 8.5 million and Japanese yen 6.4 billion, maturing at various dates through December 2016. The contracts have average maturities from 6 to 12 months and are regularly renewed to provide a continuing coverage throughout the year. We did not engage in hedging activities prior to the Mergers.
Interest Rate Risk
In July 2014, Sorin entered into a European Investment Bank (“EIB”) long-term loan agreement with floating-rate interest payments, refer to “Note 14. Financing Arrangements” for further discussion. To minimize the impact of changes in interest rates on its interest payments under the EIB loan, on June 30, 2014 and July 7, 2014 Sorin entered into interest rate swap agreements to swap floating-rate interest payments for fixed-rate interest payments on a notional amount of Euro 80.0 million, for the amount of Euro 60.0 million effective on June 30, 2014 and for the amount of Euro 20.0 million effective on July 7, 2014. The outstanding notional amount at December 31, 2015 is Euro 73.3 million (equivalent to $79.6 million). The interest rate swap agreements mature in June 2021 and have periodic interest settlements. The interest rate swap agreements were designated as a cash flow hedge of the variability of interest payments under the EIB long-term loan agreement due to changes in the floating interest rates by converting from Euribor 3 month floating-rate to a fixed-rate loan.
In April 2013 Sorin entered into a Unicredit AG New York branch (“Unicredit NY”) long-term agreement with floating-rate interest payments, refer to “Note 14. Financing Arrangements” for further discussion. To minimize the impact of changes in interest rates on its interest payments under the Unicredit NY loan, on July 2013 Sorin entered into an interest rate swap agreement to swap floating-rate interest payments for fixed-rate interest payments on a notional amount of $20.0 million, effective in July 12, 2013. Initially the interest rate swap agreement matured in April 2016 and had periodic interest settlements. We repaid the Unicredit NY loan in December 2015. At December 31, 2015 due to the prepayment of the underlying hedged loan, this interest rate swap is not treated as a hedging instrument. This interest swap will mature on April 12, 2016 and its fair value, inclusive of accrued interest, at December 31, 2015 of $24,000 is accounted in the consolidated statement of income (loss).
The swaps fixed rates were structured to mirror the payment terms of the loan. The effective portion of the gain or loss on these derivatives is reported as a component of accumulated other comprehensive income. On interest rate swap contracts we had an effective portion equivalent at $83,000 in after-tax net unrealized gains, and an ineffective portion for the amount of $25,000 reported in the line item interest expense in consolidated statement of income (loss).

On foreign exchange hedging forward contracts there was no hedge ineffectiveness at December 31, 2015. As of December 31, 2015, we had $0.8 million in after-tax net unrealized gains associated with the cash flow hedging instruments recorded in accumulated other comprehensive income. The Company expects that $0.8 million of after-tax net unrealized gains as of December 31, 2015 will be reclassified into the line item other income (expense), net in the consolidated statements of income (loss) over the next 12 months.
If, at any time, the swap is determined to be ineffective, in whole or in part, due to changes in the interest rate swap or underlying the debt agreement, the fair value of the portion of the swap determined to be ineffective will be recognized as a gain or loss in the statement of income (loss) for the applicable period. If the hedging instrument matures or is canceled, the amounts previously recorded in the statement of accumulated other comprehensive income are posted to the statement income (loss) statement.
We did not engage in interest rate swap contracts prior to the Mergers.
Presentation in Financial Statements
The amount of gains (losses) and location of the gains (losses) in the consolidated statements of income and accumulated other comprehensive income (“OCI”) related to foreign currency exchange rate contract and interest rate swap derivative instruments designated as cash flow hedges for the transitional period April 25, 2015 to December 31, 2015 are as follows:

(in thousands)	Gross Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from:
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$1,150	Other income (expense), net	$1,150
Interest rate swap contracts	124	Interest expense	124
Total	$1,274		$1,274
The following tables summarize the location and fair value amounts of derivative instruments reported in the consolidated balance sheet as of December 31, 2015. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$1,083
Interest rate contracts	Other assets		Other long-term liabilities	1,793
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	—	Accrued liabilities	(839)
Total derivatives designated as hedging instruments		$—		$2,037
Derivatives not designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$24
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	—	Accrued liabilities	1,547
Total derivatives not designated as hedging instruments		$—		$1,571
Total derivatives		$—		$3,608
Concentration of Credit Risk

Our trade accounts receivable represent potential concentrations of credit risk. This risk is limited due to the large number of customers and their dispersion across a number of geographic areas and our efforts to control its exposure to credit risk by monitoring its receivables and the use of credit approvals and credit limits. In addition, historically, we had strong collections and minimal write-offs. While we believe that the reserves for credit losses are adequate, essentially all of trade receivables are concentrated in the hospital and healthcare sectors in the United States and several other countries, and accordingly, we are exposed to their respective business, economic and country-specific variables. Although we do not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent on the financial stability of these industry sectors and the respective countries’ national economies and healthcare systems.
Note 16.  Commitments and Contingencies

Litigation and Regulatory Proceedings

FDA Warning Letter. On December 31, 2015, LivaNova received a Warning Letter dated December 29, 2015 from the FDA alleging certain violations of FDA regulations applicable to medical device manufacturers at the Company’s Munich, Germany and Arvada, Colorado facilities.

The FDA inspected the Company’s Munich facility from August 24, 2015 to August 27, 2015 and its Arvada facility from August 24, 2015 to September 1, 2015. On August 27, 2015, the FDA issued a Form 483 identifying two observed non-conformities with certain regulatory requirements at the Munich facility. The Company did not receive a Form 483 in connection with the FDA’s inspection of the Arvada facility. Following the receipt of the Form 483, the Company provided written responses to the FDA describing corrective and preventive actions that were underway or to be taken to address the FDA’s observations at the Munich facility. The Warning Letter responded in part to LivaNova’s responses and identified other alleged violations not previously included in the Form 483.

The Warning Letter further stated that the Company’s 3T Heater Cooler devices and other devices manufactured by the Company’s Munich facility are subject to refusal of admission into the United States until resolution of the issues set forth by the FDA in the Warning Letter. The FDA has informed the Company that the import alert is limited to the 3T Heater Cooler devices, but that the agency reserves the right to expand the scope of the import alert if future circumstances warrant such action. The Warning Letter did not request that existing users cease using the 3T Heater Cooler device, and manufacturing and shipment of all of the Company’s products other than the 3T Heater Cooler remain unaffected by the import limitation. To help clarify these issues for current customers, the Company issued an informational Customer Letter in January 2016, and that same month agreed with the FDA on a process for shipping 3T Heater Cooler devices to existing U.S. users pursuant to a certificate of medical necessity program.

Lastly, the Warning Letter states that premarket approval applications for Class III devices to which certain Quality System regulation deviations identified in the Warning Letter are reasonably related will not be approved until the violations have been corrected. However, the Warning Letter only specifically names the Munich and Arvada facilities in this restriction, which do not manufacture or design devices subject to premarket approval.

The Company is continuing to work diligently to remediate the FDA’s inspectional observations for the Munich facility as well as the additional issues identified in the Warning Letter. The Company takes these matters seriously and intends to respond timely and fully to the FDA’s requests.

The Warning Letter had no impact on the Company’s financial statements during 2015. The Company currently believes that less than 1% of 2016 consolidated sales could be impacted by this Warning Letter and that the FDA’s concerns can be resolved without a material impact on the Company’s financial results.

Baker, Miller et al v. LivaNova PLC. On February 12, 2016, LivaNova was alerted that a class action complaint had been filed in the U.S. District Court for the Middle District of Pennsylvania with respect to the Company’s 3T Heater Cooler devices, naming as evidence, in part, the Warning Letter issued by the FDA in December 2015. The named plaintiffs to the complaint are two individuals who underwent open heart surgeries at WellSpan York Hospital and Penn State Milton S. Hershey Medical Center in 2015, and the complaint alleges that: (i) patients were exposed to a harmful form of bacteria, known as nontubercuous mycobacterium (“NTM”), from LivaNova’s 3T Heater Cooler devices; and (ii) LivaNova knew or should have known that design or manufacturing defects in 3T Heater Cooler devices can lead to NTM bacterial colonization, regardless of the cleaning and disinfection procedures used (and recommended by the Company). Named plaintiffs seek to certify a class of plaintiffs consisting of all Pennsylvania residents who underwent open heart surgery at WellSpan York Hospital and Penn State Milton S. Hershey Medical Center between 2011 and 2015 and who are currently asymptomatic for NTM infection (approximately 3,600 patients).

The putative class action, which has not been certified, seeks: (i) declaratory relief finding the 3T Heater Cooler devices are defective and unsafe for intended uses; (ii) medical monitoring; (iii) general damages; and (iv) attorneys’ fees.

At LivaNova, patient safety is of the utmost importance, and significant resources are dedicated to the delivery of safe, high-quality products. Should the lawsuit proceed, we intend to vigorously defend against these claims. Given the early stage of this matter, we cannot, however, give any assurances that additional legal proceedings making the same or similar allegations will not be filed against LivaNova PLC or one of its subsidiaries, nor that the resolution of the complaint and any related litigation in connection therewith will not have a material adverse effect on the Company’s business, results of operations, financial condition and/or liquidity.

SNIA Litigation. Sorin S.p.A. was created as a result of a spin-off (the “Sorin spin-off”) from SNIA S.p.A. (“SNIA”). The Sorin spin-off, which spun off SNIA’s medical technology division, became effective on January 2, 2004. Pursuant to the Italian Civil Code, in a spin-off transaction, the parent and the spun-off company can be held jointly liable for certain indebtedness or liabilities of the pre-spin-off company in two scenarios:

•The parent and the spun-off company can be held jointly liable, up to the actual value of the shareholders’ equity conveyed or received, for “debt” (debiti) of the pre-spin-off company that existed at the time of the spin-off. This joint liability is secondary in nature and, consequently, arises only when such indebtedness is not satisfied by the company owing such indebtedness. We estimate that at the time of the spin-off, the value of the residual shareholders’ equity received was approximately €573 million.

•The parent and the spun-off company can be held jointly liable, up to the actual value of the shareholders’ equity conveyed or received, for “liabilities” (elementi del passivo) whose allocation between the parties to the spin-off cannot be determined based on the spin-off plan.

For purposes of the Italian Civil Code, Sorin believes and has argued that the term “debt” (debiti) is generally understood to refer to indebtedness as reflected on a debtor’s balance sheet for accounting purposes in accordance with the European Union directive pursuant to which these provisions of the Italian Civil Code were enacted, which translates “debiti” as “obligations.” The European Union directive uses “obligations” to refer to indebtedness owed to creditors and the term “liabilities” to refer to general liabilities. In connection with the Sorin spin-off, the assets and liabilities of SNIA’s medical technology division were allocated to Sorin, and the remaining assets and liabilities of SNIA, including those related to the Caffaro chemical operations (as described below), were allocated to SNIA.

Between 1906 and 2010, SNIA’s subsidiaries Caffaro Chimica S.r.l. and Caffaro S.r.l. and their predecessors (the “SNIA Subsidiaries”), conducted certain chemical operations (the “Caffaro Chemical Operations”), at sites in Torviscosa, Brescia and Colleferro, Italy (the “Caffaro Chemical Sites”). These activities allegedly resulted in substantial and widely dispersed contamination of soil, water and ground water caused by a variety of hazardous substances released at the Caffaro Chemical Sites. In 2009 and 2010, SNIA and the SNIA Subsidiaries filed for insolvency. In connection with SNIA’s Italian insolvency proceedings, the Italian Ministry of the Environment and the Protection of Land and Sea (the “Italian Ministry of the Environment”), sought compensation from SNIA in an aggregate amount of €3.4 billion for remediation costs relating to the environmental damage at the Caffaro Chemical Sites allegedly caused by the Caffaro Chemical Operations. The amount, which was based on certain provisions and precautionary measures set forth in the remediation plan and was invalidated in part by courts in Friuli Venezia Giulia and Brescia due to its large and speculative size and inadequate fact-finding, remains in dispute, and no final remediation plan has been approved.

In September 2011, the Bankruptcy Court of Udine, and in July 2014, the Bankruptcy Court of Milan each held that the Italian Ministry of the Environment and other Italian government agencies were not creditors of SNIA and the SNIA Subsidiaries in connection with the agencies’ claims against them in the context of their Italian insolvency proceedings. LivaNova (as the successor to Sorin in the litigation) believes these findings are influential but not binding in other Italian courts, including civil courts. The Italian Ministry of the Environment and the other Italian government agencies have appealed both decisions, but in January 2016, the Court of Udine rejected the appeal (with a decision which could be challenged before the Italian Supreme Court), while the appeal before the Court of Milan is currently pending.

In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan on the basis of the Italian Civil Code’s provisions for potential joint liability of a parent and a spun-off company in the context of a spin-off, as described above, seeking to determine Sorin’s joint liability with SNIA for damages allegedly related to the Caffaro Chemical Operations (as described below). SNIA’s civil action against Sorin also named the Italian Ministry of the Environment and other Italian government agencies, as defendants, in order to have them bound to a potential ruling. The Italian Ministry of the Environment, together with the Italian Ministry of Economy and Finance and certain additional Italian government agencies that also sought compensation from SNIA for the alleged environmental damages, subsequently counterclaimed against Sorin, seeking to have Sorin found jointly liable to them with SNIA, on the same basis. SNIA and these government agencies asked the court to find inapplicable to the Sorin spin-off the Italian Civil Code’s caps on potential joint liability of parties to a spin-off, which limit such joint liability to the actual value of the shareholders’ equity received, on the basis that the Sorin spin-off was planned prior to the date such caps were enacted under the Italian Civil Code, and despite the fact that the Sorin spin-off became effective after such date. Sorin sought to contest SNIA’s claims against Sorin, in their entirety, due to:

•the Italian bankruptcy courts’ previous findings that the Italian Ministry of the Environment and other Italian government agencies were not creditors of SNIA and the SNIA subsidiaries in connection with the agencies’ claims against them;

•Sorin’s belief that the alleged liabilities related to the Caffaro Chemical Operations did not constitute indebtedness of SNIA at the time of the Sorin spin-off, and thus that Sorin should not be held liable under the Italian Civil Code’s provisions relating to joint liability for indebtedness in the context of spin-offs, as described above; and

•the allocation to SNIA of the assets and liabilities related to the Caffaro Chemical Operations in connection with the Sorin spin-off, and Sorin’s belief that Sorin should therefore not be liable under the Italian Civil Code’s provisions relating to joint liability in the context of spin-offs for liabilities of indeterminate allocation, as described above.

A hearing to submit final claims (precisazione delle conclusioni) in connection with SNIA’s civil action was held in September 2015 and parties have since filed final defense briefs. A decision on certain legal matters pertaining to the case is expected during the first half of 2016.

LivaNova (as successor to Sorin in the litigation) believes that the risk of material loss relating to the SNIA litigation is not probable as a result of the reasons described above. We also believe that the amount of potential losses relating to the SNIA litigation is not estimable given that the underlying damages and related remediation costs remain in dispute and that no final decision on a remediation plan has been approved. As a result, LivaNova has not made any accrual in connection with the SNIA litigation.

Pursuant to European Union, United Kingdom and Italian cross-border merger regulations applicable to the Mergers, legacy Sorin’s liabilities, including any potential liabilities arising from the claims against Sorin relating to the SNIA litigation, are assumed by LivaNova as successor to Sorin. Although LivaNova believes the claims against Sorin in connection with the SNIA litigation are without merit and continues to contest them vigorously, there can be no assurance as to the outcome. A finding that Sorin or LivaNova is liable for the environmental damage at the Caffaro Chemical Sites could have a material adverse effect on the financial position, results of operations and/or cash flows of LivaNova.

Environmental Remediation Order. On July 28, 2015, Sorin and other direct and indirect shareholders of SNIA received an administrative order from the Italian Ministry of the Environment (the “Environmental Remediation Order”), directing them to promptly commence environmental remediation efforts at the Caffaro Chemical Sites (as described above). LivaNova believes that the Environmental Remediation Order is without merit. LivaNova (as successor to Sorin) believes that it should not be liable for damages relating to the Caffaro Chemical Operations pursuant to the Italian statute on which the Environmental Remediation Order relies because the statute does not apply to activities occurring prior to 2006, the date on which the statute was enacted, and Sorin was spun off from SNIA in 2004. Additionally, LivaNova believes that Sorin should not be subject to the Environmental Remediation Order because Italian environmental regulations only permit such an order to be imposed on an “operator” of a remediation site, and Sorin had never been identified in any legal proceeding as an operator at any of the Caffaro Chemical Sites, has not conducted activities of any kind at any of the Caffaro Chemical Sites and had not caused any environmental damage at any of the Caffaro Chemical Sites.

Accordingly, LivaNova (as successor to Sorin) is contesting the Environmental Remediation Order vigorously and seeking a stay of the order pending resolution of the underlying claims in the SNIA litigation. An initial hearing to determine the validity of the Environmental Remediation Order was held on February 3, 2016 and a decision of the court is expected during the first half of 2016.

However, there can be no assurance as to the outcome of the SNIA litigation or that LivaNova will be successful in challenging the Environmental Remediation Order. If the Environmental Remediation Order is ultimately upheld, the effects of such an order could have a material adverse effect on the financial position, results of operations and/or cash flows of LivaNova.

Andrew Hagerty v. Cyberonics, Inc. On December 5, 2013, the United States District Court for the District of Massachusetts unsealed a qui tam action filed by former employee Andrew Hagerty against Cyberonics under the False Claims Act (the “False Claims Act”) and the false claims statutes of 28 different states and the District of Columbia (United States of America et al ex rel. Andrew Hagerty v. Cyberonics, Inc. Civil Action No. 1:13-cv-10214-FDS). The False Claims Act prohibits the submission of a false claim or the making of a false record or statement to secure reimbursement from, or limit reimbursement to, a government-sponsored program. A “qui tam” action is a lawsuit brought by a private individual, known as a relator, purporting to act on behalf of the government. The action is filed under seal, and the government, after reviewing and investigating the allegations, may elect to participate, or intervene, in the lawsuit. Typically, following the government’s election, the qui tam action is unsealed.

Previously, in August 2012, Mr. Hagerty filed a related lawsuit in the same court and then voluntarily dismissed that lawsuit immediately prior to filing this qui tam action. In addition to his claims for wrongful and retaliatory discharge stated in the first lawsuit, the qui tam lawsuit alleges that Cyberonics violated the False Claims Act and various state false claims statutes while marketing its VNS Therapy System, and seeks an unspecified amount consisting of treble damages, civil penalties, and attorneys’ fees and expenses.

In October 2013, the United States Department of Justice declined to intervene in the qui tam action, but reserved the right to do so in the future. In December 2013, the district court unsealed the action. In April 2014, Cyberonics filed a motion to dismiss the qui tam complaint, alleging a number of deficiencies in the lawsuit. In May 2014, the relator filed a First Amended Complaint. Cyberonics filed another motion to dismiss in June 2014, and the parties completed their briefing on the motion in July 2014. On April 6, 2015, the district court dismissed all claims filed by Andrew Hagerty under the False Claims Act, but did not dismiss the claims for wrongful and retaliatory discharge. On July 28, 2015, Cyberonics filed its answer to the surviving claims in Mr. Hagerty’s first Amended Complaint and asserted its demand for arbitration pursuant to Mr. Hagerty’s employment documents.

In August 2015, Mr. Hagerty filed a Motion Seeking Leave to file a Second Amended Complaint responding to certain deficiencies noted by the court when dismissing claims in his First Amended Complaint alleging that Cyberonics submitted, or caused the submission of false claims under the False Claims Act. On September 4, 2015, Cyberonics filed our Brief in Opposition to Hagerty’s Motion for Leave to file a Second Amended Complaint.  Mr. Hagerty filed a Reply Brief in support of his Motion for Leave to file a Second Amended Complaint on September 11, 2015.  On September 16, 2015, the Court heard oral arguments on (a) Mr. Hagerty’s motion seeking to amend his complaint, and (b) Cyberonics’ pending motion demanding arbitration on the claims relating to wrongful and retaliatory discharge.  On November 17, 2015, the court (1) denied Mr. Hagerty’s Motion for Leave to File a Second Amended Complaint (accordingly, the previously dismissed claims remain dismissed); (2) granted Cyberonics’ Motion to Compel Arbitration of the two remaining claims (for retaliatory discharge under the False Claims Act and for wrongful termination/retaliation under Massachusetts law); and (3) stayed the pending case (in order to consolidate all issues for appeal pending resolution of the arbitration).

We believe that our commercial practices were and are in compliance with applicable legal standards, and we will continue to defend this case vigorously. We make no assurance as to the resources that will be needed to respond to these matters or the final outcome, and we cannot estimate a range of potential loss or damages.

Tax Litigation. In a tax audit report notified on October 30, 2009, the Regional Internal Revenue Office of Lombardy (the “Internal Revenue Office”) informed Sorin Group Italia S.r.l. that, among several issues, it was disallowing in part (for a total of €102.6 million) a tax-deductible write down of the investment in the U.S. company, Cobe Cardiovascular Inc., which Sorin Group Italia S.r.l. recognized in 2002 and deducted in five equal installments, beginning in 2002. In December 2009, the Internal Revenue Office issued notices of assessment for 2002, 2003 and 2004. The assessments for 2002 and 2003 were automatically voided for lack of merit. In December 2010 and October 2011, the Internal Revenue Office issued notices of assessment for 2005 and 2006 respectively. The Company challenged all three notices of assessment (for 2004, 2005 and 2006) before the relevant Provincial Tax Courts.
The preliminary challenges filed for 2004, 2005 and 2006 were heard and all denied at the first jurisdictional level, and subsequently, the Company filed an appeal against the decisions in the belief that all the decisions are incorrect in their reasoning and radically flawed. The appeal submitted against the first-level decision for 2005 was rejected. The second-level decision (relating to the 2005 notice of assessment) was appealed to the Italian Supreme Court (Corte di Cassazione), where LivaNova will argue that the assessment should be deemed null and void and illegitimate because of a false application of regulations. This litigation is still pending before the Italian Supreme Court.

In November 2012, the Internal Revenue Office served a notice of assessment for 2007 and, in July 2013, served a notice of assessment for 2008, wherein the Internal Revenue Office claimed an increase in taxable income due to a reduction (similar to the previous notices of assessment for 2004, 2005 and 2006) of the losses reported by Sorin Group Italia S.r.l. for the 2002, 2003 and 2004 tax periods and utilized in 2007 and 2008. Both notices of assessment were challenged within the statutory deadline. The Provincial Tax Court of Milan suspended the decision until the litigation regarding years 2004, 2005 and 2006 are defined.
The total amount of losses in dispute is €62.6 million. At the time of Cyberonics-Sorin merger, LivaNova carefully reassessed its exposure, on this complex tax litigation, taking into account the recent general adverse trend to taxpayers on litigations with Italian tax authorities. Although the Company’s defensive arguments are strong, the negative Court trend experienced so far by Sorin (four consecutive negative judgments received to date) as well as the fact of the ultimate outcome being dependent on the last possible Court level, i.e. the Italian Supreme Court, which is entitled to resolve only on procedural and legal aspects of the case but not on its substance, led LivaNova to recognize a risk provision of $18.3 million.
Other Litigation. Additionally, we are the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of our business. These matters are subject to many uncertainties and outcomes that are not predictable and that may not be known for extended periods of time. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated net income, financial position or cash flows.
Lease Agreements
We have operating leases for facilities and equipment. Rent expense from all operating leases amounted to approximately $5.2 million, $0.8 million, $0.9 million and $0.7 million for the transitional period April 25, 2015 to December 31, 2015, fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, respectively.
Future minimum lease payments for operating leases as of December 31, 2015, are as follows (in thousands):

Fiscal year 2016	$17,798
Fiscal year 2017	21,237
Fiscal year 2018	12,192
Fiscal year 2019	10,139
Fiscal year 2020	10,000
Thereafter	29,300
Present value of minimum lease payments	$100,666

Note 17.  Stockholders’ Equity
Preferred stock. LivaNova is not authorized to issue preferred stock and no Cyberonics’ preferred stock was outstanding at the consummation of the Mergers on October 19, 2015.
Common stock of Cyberonics and ordinary shares of LivaNova. Prior to the Mergers, shares of Cyberonics common stock were registered pursuant to Section 12(b) of the Exchange Act and listed on NASDAQ under the ticker symbol “CYBX,” and Sorin Ordinary Shares were listed on the Mercato Telematico Azionario organized and managed by Borsa Italiana S.p.A. (the “Italian Stock Exchange”). Shares of Cyberonics common stock and the Sorin ordinary shares were suspended from trading on NASDAQ and the Italian Stock Exchange, respectively, prior to the open of trading on October 19, 2015. NASDAQ filed a Form 25 on Cyberonics’ behalf to provide notice to the SEC regarding the withdrawal of shares of Cyberonics common stock from listing and to terminate the registration of such shares under Section 12(b) of the Exchange Act.
Following the completion of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed on NASDAQ and listed on the Official List of the U.K.’s Financial Conduct Authority and admitted to trading on the Main Market of the London Stock Exchange under the ticker symbol “LIVN.”
LivaNova is incorporated in England and Wales as a public company limited by shares. The principal legislation under which LivaNova operates is the Companies Act 2006, and regulations made thereunder. LivaNova ordinary shares were registered under the Securities Act, pursuant to the Registration Statement on Form S-4 (File No. 333-203510), as amended, filed with the SEC by LivaNova and declared effective on August 19, 2015.

Share repurchase plans prior to the Mergers. Common shares were repurchased on the open market pursuant to the Cyberonics’ Board of Directors-approved repurchase plans during the year ended April 24, 2015 and prior. In January 2013, December 2013 and November 2014, the Cyberonics Board of Directors authorized repurchase programs of its common stock of up to one million shares under each program. However, on February 27, 2015, the Cyberonics treasury stock purchase plan under Rule 10b5-1 under the Exchange Act terminated, and Cyberonics stopped repurchasing its shares of common stock. During fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, pursuant to the approved plans, Cyberonics repurchased 875,121 shares, 1,205,300 shares and 600,000 shares, respectively, of its common stock at an average price of $55.94, $57.66 and $45.58, respectively.
Comprehensive income.
The table below presents the change in each component of accumulated other comprehensive income (loss), net of tax and the reclassifications out of accumulated other comprehensive income into net earnings.
For the transitional period April 25, 2015 to December 31, 2015 (in thousands):

	Change in unrealized gain (loss) on derivatives	Foreign Currency Translation Adjustments	Total
Beginning Balance - April 25, 2015	$—	$(3,401)	$(3,401)
Other comprehensive income (loss) before reclassifications, before tax	1,274	(51,715)	(50,441)
Tax benefit (expense)	(386)	—	(386)
Other comprehensive income (loss) before reclassifications, net of tax	888	(51,715)	(50,827)
Reclassification of (gain)/loss from accumulated other comprehensive income, before tax	—	—	—
Tax effect	—	—	—
Reclassification of (gain)/loss from accumulated other comprehensive income, after tax	—	—	—
Net current-period other comprehensive income (loss), net of tax	888	(51,715)	(50,827)
Ending Balance - December 31, 2015	$888	$(55,116)	$(54,228)
Taxes were not provided for foreign currency translation adjustments for the transitional year ended December 31, 2015 as translation adjustment related to earnings that are intended to be reinvested in the countries where earned.
For the Cyberonics historical fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, no reclassifications were transferred out of other comprehensive income and all changes in comprehensive income were related to foreign currency translation adjustments.
Warrants
In September 2005, in conjunction with, but separate from, the issuance of convertible notes, we sold warrants for $25.2 million to Merrill Lynch International. The warrants were recorded in stockholders’ equity on our consolidated balance sheets. The warrants entitled the holder to receive the net value for the purchase of 3,012,050 shares of our common stock for the amount in excess of $50.00 per share. The warrant agreement was amended during the fiscal year 2013, and as a result, a portion of the common stock warrants were reclassified as a liability and were settled in fiscal year 2013, for a gain of $1.3 million. The remaining portion of the warrants were reclassified to Additional Paid-In-Capital in the consolidated balance sheet.

Note 18.  Stock-Based Incentive Plans
Stock-Based Incentive Plans
Sorin awards exchanged for LivaNova awards
Prior to the Mergers, the Sorin Board of Directors adopted the Long-Term Incentive 2012-2014 (the “2012-2014 Plan), 2013-2015 (the “2013-2015 Plan”) and 2014-2016 (the “2014-2016 Plan”) stock grant plans in April 2012, April 2013 and April 2014, respectively. The stock grant plans authorized the issuance of stock appreciation rights (2014-2016 Plan only), performance share units and restricted stock units. The awards under these stock grant plans were converted into LivaNova awards pursuant to the terms of the Transaction Agreement as described below. Refer to “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” for additional details related to the Mergers.
Pursuant to the Transaction Agreement, 3,815,824 stock appreciation rights outstanding (2014-2016 Plan) and 3,365,931 restricted stock units (2013-2015 and 2014-2016 Plans) and performance stock units (2012-2014 Plan) that were unvested immediately prior to the Mergers were accelerated and vested upon the close of the Mergers and were converted into 180,076 LivaNova stock appreciation rights and 158,716 LivaNova ordinary shares, respectively, in a manner designed to preserve the intrinsic value of such awards. The accelerated vesting and share conversion constituted a modification under the authoritative guidance for accounting for stock-based compensation. The modification resulted in $8.8 million of incremental costs on the date of acquisition.
In addition, pursuant to the Transaction Agreement, 2,617,490 unvested performance share units granted under the 2014-2016 Plan and 2013-2015 Plan which were held by Sorin employees upon close of the Mergers were converted into 123,456 LivaNova ordinary shares in a manner designed to preserve the intrinsic value of such awards. For awards not yet earned based on performance achieved as of the date of the Mergers, a service requirement was added to the remaining awards and the performance conditions were removed, resulting in a modification to the award (see below for further details). A portion of the service awards vested on the date of the Mergers and of the remaining awards, 50% will be paid on February 26, 2016 and 50% will be paid on February 26, 2017, in each case subject to continued employment. The awards will continue to be governed in accordance with the terms and conditions as were applicable immediately prior to the completion of the Mergers, with the exception of the modified terms pursuant to the Transaction Agreement. The modifications made to the performance share units granted under the 2014-2016 Plan and 2013-2015 Plan constituted modifications under the authoritative guidance for accounting for stock compensation. The modification resulted in $8.6 million incremental costs of which $0.9 million was recognized on the acquisition date and the remaining $7.7 million will be recognized over the remaining service period of the award. We recognized $1.4 million stock-based compensation expense related to these modifications from the date of the acquisition through the period ended December 31, 2015.
Further, pursuant to the Transaction Agreement, 1,721,530 deferred bonus shares held by Sorin employees that were outstanding immediately prior to the Mergers were accelerated and became vested upon the close of the Mergers, and were converted to 81,251 LivaNova ordinary shares in a manner designed to preserve the intrinsic value of such awards. The accelerated vesting and share conversion constituted a modification under the authoritative guidance for accounting for stock-based compensation. This guidance requires the Company to revalue the award upon the transaction close and allocate the revised fair value between consideration paid and post-combination expense based on the ratio of service performed through the transaction date over the total service period of the award. The revised fair value allocated to post-combination services resulted in $0.3 million of incremental costs which was recognized on the acquisition date.
Cyberonics awards exchanged for LivaNova awards
Prior to the Mergers, Cyberonics issued stock options and restricted stock awards under its Amended and Restated New Employee Equity Inducement Plan and 2009 Stock Plan. All of the awards under these plans accelerated and vested as a result of the Mergers. Cyberonics stock options (except as described below) and restricted shares were converted into 813,794 LivaNova share options and 209,043 LivaNova ordinary shares, respectively, in a manner designed to preserve the intrinsic value of such awards. The stock options will continue to become exercisable in accordance with the terms and conditions as were applicable immediately prior to the completion of the Mergers. Additionally, 146,105 Cyberonics stock options held by executive officers that were outstanding immediately prior to the Mergers were settled in cash in the amount of $5.0 million.

LivaNova awards
On October 16, 2015, the sole shareholder of LivaNova approved the adoption of the Company’s 2015 Incentive Award Plan (the “2015 Plan”), which was previously approved by the Board of Directors of the Company on September 14, 2015 subject to such shareholder approval. The Plan was adopted in order to facilitate the grant of cash and equity incentives to non-employee directors, employees (including our named executive officers) and consultants of the Company and certain of our affiliates and to enable the Company and certain of our affiliates to obtain and retain services of these individuals. The Plan became effective as of October 19, 2015. Incentive awards may be granted under the 2015 Plan in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock- and cash-based awards and dividend equivalents. As of December 31, 2015, there were approximately 8,047,364 shares available for future grants under the 2015 Plan.
Stock-Based Compensation
 Amounts of stock-based compensation recognized in the consolidated statement of income (loss), including the modification expense related to the Mergers, by expense category are as follows (in thousands):

	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year End April 24, 2015	Fiscal Year End April 25, 2014	Fiscal Year Ended April 26, 2013
Cost of goods sold	$470	$559	$488	$505
Selling, general and administrative	15,856	8,357	7,998	7,949
Research and development	1,694	3,024	2,754	3,229
Merger-related expense	13,010	—	—	—
Total stock-based compensation expense	31,030	11,940	11,240	11,683
Income tax benefit, related to awards, recognized in the consolidated statements of income	7,856	3,944	3,744	3,810
Total expense, net of income tax benefit	$23,174	$7,996	$7,496	$7,873
Amounts of stock-based compensation expense recognized in the consolidated statement of income (loss), including the modification expense related to the Mergers, by type of arrangement are as follows, (in thousands):

	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year End April 24, 2015	Fiscal Year End April 25, 2014	Fiscal Year Ended April 26, 2013
Service-based stock option awards	$8,407	$4,317	$3,722	$2,917
Service-based stock appreciation rights	2,355	—	—	—
Service-based restricted and restricted stock unit awards	8,288	6,119	5,527	5,067
Performance-based restricted stock and restricted stock unit awards	11,724	1,504	1,991	3,699
Other Awards	256	—	—	—
Total stock-based compensation expense	$31,030	$11,940	$11,240	$11,683

Stock-Based Compensation Unrecognized
Below, we present the amount of stock-based compensation cost not yet recognized related to non-vested awards, including awards assumed or issued, as a result of the Mergers (in thousands):

	December 31, 2015
	Unrecognized Compensation Cost	Weighted Average remaining Vesting Period (in years)
Service-based stock option awards	$—	0
Service-based stock appreciation rights	13,023	1.36
Service-based restricted and restricted stock unit awards	11,746	2.39
Performance-based restricted stock and restricted stock unit awards	—	0
Total stock-based compensation cost unrecognized	$24,769	1.85
Stock Options and Stock Appreciation Rights
We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of stock option awards and stock appreciation rights. The following table lists the assumptions we utilized as inputs to the Black-Scholes model:

	Transitional Period April 25, 2015 to	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Dividend Yield (1)	—	—	—	—
Risk-free interest rate - based on grant date (2)	1.2% - 1.4%	1.60% - 1.98%	1.36% - 2.01%	0.94% - 1.57%
Expected option term - in years per group of employees/consultants (3)	4 - 5	4.88 - 6.56	5.92 - 6.54	6.41 - 9.39
Expected volatility at grant date (4)	34.1%	31.67% - 41.09%	40.41% - 43.59%	44.95% - 51.14%

(1)	We do not plan to pay dividends.

(2)	We use yield rates on U.S. Treasury securities for a period that approximated the expected term of the award to estimate the risk-free interest rate.

(3)
We estimated the expected term of the awards granted using historic data of actual time elapsed between the date of grant and the exercise or forfeiture of options or SARs for employees. For consultants, the expected term is the remaining time until expiration of the option or SAR.

(4)	Refer to “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies-Stock-based Compensation” for further information regarding expected volatility.

The following tables detail the activity for service-based stock option awards and stock appreciation rights, including awards assumed or issued as a result of the Mergers:

	December 31, 2015
Options and SARs	Number of Optioned Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding — at April 24, 2015	1,125,738	$41.33
Granted	677,560	69.39
Assumed in Merger	180,076	51.34
Exercised	(199,655)	34.11
Forfeited	(45,553)	61.27
Cashed-out in Merger	(146,105)	31.67
Expired	(2,500)	28.21
Outstanding — at December 31, 2015	1,589,561	55.56	4.70	$12,703
Fully vested and exercisable — end of year	935,586	45.90	5.07	12,703
Fully vested and expected to vest — end of year (2)	1,571,191	$55.40	4.71	$12,703

(1)
The aggregate intrinsic value of options and SARs is based on the difference between the fair market value of the underlying stock at December 31, 2015, using the market closing stock price, and exercise price for in-the-money awards.

(2)	Factors in expected future forfeitures.

	Transitional Period April 25, 2015	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Weighted average grant date fair value of stock option awards and SARs during the fiscal year (1)	$21.05	$18.64	$23.29	$20.55
Aggregate intrinsic value of stock option and SAR exercises during the fiscal year (in thousands)	$5,464	$3,973	$14,210	$11,476
(1) Including weighted average Mergers date fair value of SARs assumed in the Mergers.
Restricted Stock and Restricted Stock Units Awards
The following tables detail the activity for service-based restricted stock and restricted stock unit awards, including activity from restricted stock units assumed or issued as a result of the Mergers:

	December 31, 2015
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 24, 2015	279,818	$50.70
Granted	99,870	57.55
Conversion of shares	213,038	69.39
Vested	(378,322)	54.92
Forfeited	(10,831)	54.65
Non-vested shares at December 31, 2015	203,573	$63.57

	Transitional Period April 25, 2015 to	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Weighted average grant date fair value of service-based share grants issued during the fiscal year	$57.55	$56.85	$52.02	$44.31
Aggregate fair value of service-based share grants that vested during the year (in thousands)	$24,384	$9,194	$8,125	$15,970
The following tables detail the activity for performance-based and market-based restricted stock and restricted stock unit awards:

	December 31, 2015
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at April 24, 2015	155,288	$31.76
Granted	—	—
Conversion of shares	150,285	69.39
Vested	(245,466)	55.93
Forfeited	(60,107)	$33.82
Non-vested shares at December 31, 2015	—

	Transitional Period April 25, 2015	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Weighted average grant date fair value of performance-based share grants issued during the fiscal year	$—	$57.39	$—	$50.10
Aggregate fair value of performance-based share grants that vested during the year (in thousands)	$9,648	$10,519	$3,190	$3,319
Note 19.  Employee Retirement Plans
We sponsor various retirement plans, including defined benefit pension plans (pension benefits), an employee retirement savings plan, and a deferred compensation plan, covering U.S. employees and many employees outside the U.S. The expense related to these plans was $3.5 million for the transitional period April 25, 2015 to December 31, 2015.

As of December 31, 2015 the net underfunded status of our benefit plans was $31.0 million.

Defined Benefit Plan.

During the Mergers we assumed certain defined benefit plans which cover employees in the U.S. and certain European countries. Prior to the Mergers, we did not sponsor any defined benefit pension plans.

As a result of the Mergers, we assumed several defined benefit pension plans which include plans in the U.S., Italy, Germany, Japan and France. In the U.S., we maintain a frozen cash balance retirement plan that is a contributory, defined benefit plan designed to provide the benefit in terms of a stated account balance dependent on the employer's promised interest-crediting rate. In Italy and France we maintain a severance pay defined benefit plan that obligates the employer to pay severance pay in case of resignation, dismissal or retirement. In other jurisdictions we sponsor non-contributory, defined benefit plans designated to provide a guaranteed minimum retirement benefits to eligible employees.

The change in benefit obligations and funded status of our U.S. and non-U.S. pension benefits as of and for the transitional period April 25, 2015 to December 31, 2015 are as follows:

(in thousands)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Accumulated benefit obligation at end of year:
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$—	$—
Service cost	—	155
Interest cost	86	117
Benefits obligations assumed in the Mergers	10,378	29,082
Employee contributions	—	—
Plan curtailments and settlements	(59)	—
Actuarial (gain) loss	(40)	193
Benefits paid	(147)	(232)
Foreign currency exchange rate changes and other	—	—
Projected benefit obligation at end of year	$10,218	$29,315
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	(33)	6
Plan assets acquired in the Mergers	6,097	2,676
Employer contributions	—	83
Employee contributions	—	—
Plan settlements	(59)	—
Benefits paid	(147)	(5)
Foreign currency exchange rate changes	—	—
Fair value of plan assets at end of year	$5,858	$2,760
Funded status at end of year:
Fair value of plan assets	$5,858	$2,760
Benefit obligations	10,218	29,315
Underfunded status of the plans	$4,360	$26,555
Recognized liability	$4,360	$26,555
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	—	—
Current liabilities	—	—
Non-current liabilities	4,360	26,555
Recognized liability	$4,360	$26,555

In certain countries outside the United States, fully funding pension plans is not a common practice. Consequently, certain pension plans were partially funded as of the transitional period April 25, 2015 to December 31, 2015. U.S. and non-U.S. plans with accumulated benefit obligations in excess of plan assets consist of the following:

(in thousands)	December 31, 2015
Accumulated benefit obligation	$39,533
Projected benefit obligation	39,533
Plan assets at fair value	8,618

The net periodic benefit cost of the plans includes the following components as of December 31, 2015:

(in thousands)	U.S. Pension Benefits	Non-U.S. Pension Benefits
Service cost	$—	$155
Interest cost	86	117
Expected return on plan assets	(77)	—
Settlements	282	0
Amortization of prior service cost (credit)	—	—
Amortization of net actuarial loss	96	—
Net periodic benefit cost	$387	$272

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table as weighted averages as of December 31, 2015.

	U.S. Pension Benefits	Non-U.S. Pension Benefits
Actuarial assumptions used to determine benefit obligation
Discount rate	3.79%	0.48% - 2.00%
Rate of compensation increase	N/A	2.50% - 3.89%
Actuarial assumptions used to determine net periodic benefit cost
Discount rate	3.64%	0.00
Expected return on plan assets	5.00%	N/A
Rate of compensation increase	N/A	N/A
To determine the discount rate for our U.S. benefit plan, we used the Citigroup Above-median yield curve. For the discount rate used to determine the other non-U.S. benefit plans we consider local market expectations of long-term returns. The resulting discount rates are consistent with the duration of plan liabilities.

The expected long-term rate of return on plan assets assumptions are determined using a building block approach, considering historical averages and real returns of each asset class. In certain countries, where historical returns are not meaningful, consideration is given to local market expectations of long-term returns.

Retirement Benefit Plan Investment Strategy

In the U.S., we have an account that holds the defined benefit frozen balance pension plan assets. The Qualified Plan Committee (the “Plan Committee”) sets investment guidelines for U.S. pension plans with the assistance of an external consultant. The plan assets in the U.S. are invested in accordance with sound investment practices that emphasize long-term fundamentals. The investment objectives for the plan assets in the U.S. are to achieve a positive rate of return that would be expected to close the current funding deficit and so enable us to terminate the frozen pension plan at a reasonable cost. These guidelines are established based on market conditions, risk tolerance, funding requirements and expected benefit payments. The Plan Committee also oversees the investment allocation process, selects the investment managers, and monitors asset performance. The investment portfolio contains a diversified portfolio of fixed income and equity index funds. Securities are also diversified in terms of domestic and international securities, short- and long-term securities, growth and value styles, large cap and small cap stocks.

Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is a significant variation in policy asset allocation from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. Pension plan assets outside of the U.S. were $2.8 million as of December 31, 2015 and were not material.

Our pension plan target allocations as of December 31, 2015, by asset category, are as follows:

U.S. Pension Benefits
Equity Securities	30%
Debt Securities	69%
Other	1%
100%
Retirement Benefit Fair Values

The following is a description of the valuation methodologies used for retirement benefit plan assets measured at fair value:

Equity Mutual Funds: Valued based on the year-end net asset values of the investment vehicles. The net asset values of the investment vehicles are based on the fair values of the underlying investments of the partnerships valued at the closing price reported in the active markets in which the individual security is traded. Equity mutual funds have a daily reported net asset value and we classify these investments as Level 2.

Fixed Income Mutual Funds: Valued based on the year-end net asset values of the investment vehicles. The net asset values of the investment vehicles are based on the fair values of the underlying investments of the partnerships valued based on inputs other than quoted prices that are observable.

Money Markets: Valued based on quoted prices in active markets for identical assets.

U.S. Pension Benefits

The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. Refer to “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” for discussion of the fair value measurement terms of Levels 1, 2, and 3.

	Fair Value as of December 31, 2015	Fair Value Measurement Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Equity mutual funds	$1,727	$—	$1,727	$—
Fixed income mutual funds	4,058	—	4,058	—
Money market funds	73	73	—	—
	$5,858	$73	$5,785	$—

Retirement Benefit Funding Plan

We have the policy to make the minimum required contribution to fund the U.S. pension plan as determined by MAP - 21 and the Highway and Transportation Funding Act of 2014 (“HAFTA”).

During the transitional period April 25, 2015 to December 31, 2015, we did not make a material contribution to the U.S. pension plan or to the non-U.S. pension plan. We anticipate that we will make contributions to the U.S. pension plan of approximately $0.6 million during fiscal year 2016. Contributions to the non-U.S. pension plans in fiscal year 2016 are not expected to be material.

Benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

(in thousands)	U.S. Plans	Non-U.S. Plans
2016	$481	$1,244
2017	741	816
2018	908	1,018
2019	635	804
2020	1,050	902
Thereafter	$6,404	$24,535
The Employee Retirement Savings Plan. We sponsor the Cyberonics, Inc. Employee Retirement Savings Plan (the “Savings Plan”), which qualifies under Section 401(k) of the IRC. We match 50% of employees’ contributions up to 6% of eligible compensation, subject to a five-year vesting period that starts on the date of employment. We incurred expenses for these contributions of approximately $1.5 million, $1.8 million, $1.7 million and $1.4 million for the transitional period April 25, 2015 to December 31, 2015, and years ended April 24, 2015, April 25, 2014 and April 26, 2013, respectively.
The Deferred Compensation Plan.  We sponsor the Cyberonics, Inc. Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to a group consisting of certain members of middle and senior management. The Deferred Compensation Plan provides an opportunity for the group to defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment or (ii) an elected distribution date. In addition, effective January 1, 2014, we agreed to match 50% of the contributions of non-officer members of the group up to 6% of eligible compensation, subject to a five-year vesting period that starts on the date of employment.  Employee deductions result in a liability; refer to “Note 11. Other Long-Term Liabilities.” We incurred expenses for this plan,  based on the company match, of approximately $62,000, $76,000 and $22,000 for the transitional period April 25, 2015 to December 31, 2015, the years ended April 24, 2015 and April 25, 2014, respectively.
Severance Indemnity. In Italy, upon termination of employment for any reason, employers are required to pay a termination indemnity (Trattamento di fine Rapporto or “TFR”) to all employees as required by Italian Civil Code. In Italy, the TFR serves as a backup in the event of redundancy or as an additional pension benefit after retirement. The TFR is considered a defined contribution plan with respect to amounts vesting as of January 1, 2007 for employees who have opted for supplementary pensions or who have chosen to maintain the TFR at the company, for companies with more than 50 employees. We have incurred expenses related to the Italian TFR of approximately $1.5 million for the transitional period April 25, 2015 to December 31, 2015.

Note 20.  Income Taxes
The U.S. and non-U.S. components of income before income taxes and the provision for income taxes are as follows (in thousands):

	Transitional Period April 25, 2015 to	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Income before income taxes:
U.K. and Non-United States	$(43,892)	$2,020	$3,622	$325
United States	4,611	87,274	76,257	74,950
	$(39,281)	$89,294	$79,879	$75,275
Provision for current income tax expense (benefit):
U.K. and Non-United States	$3,246	$1,065	$104	$101
United States	23,544	21,104	29,789	15,679
	$26,790	$22,169	$29,893	$15,780
Provision for deferred income tax expense (benefit):
U.K. and Non-United States	$(20,193)	$834	$(3,534)	$—
United States	(19,573)	8,443	(1,370)	13,137
	$(39,766)	$9,277	$(4,904)	$13,137
Total provision for income tax expense (benefit)	$(12,976)	$31,446	$24,989	$28,917

The following is a reconciliation of the statutory income tax rate to our effective income tax rate expressed as a percentage of income before income taxes:

	Transitional Period April 25, 2015 to	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Statutory tax rate at U.S. Rate	—%	35.0%	35.0%	35.0%
Statutory tax rate at U.K. Rate	20.0	—	—	—
Change in Tax Rate (1)	(7.9)	—	—	—
Change in deferred tax valuation allowance	(5.2)	—	(4.4)	(0.1)
Reduced tax benefit due to non-deductible transaction costs (2)	(12.7)	—	—	—
Adjustment to Cyberonics BVBA NOL deferred tax asset resulting from the Belgium tax audit	—	—	7.3	—
Adjustment to Cyberonics BVBA NOL deferred tax asset valuation allowance resulting from the Belgium tax audit	—	—	(7.3)	—
State and local tax provision, net of federal benefit	—	2.7	2.5	2.3
Foreign tax rate differential	27.4	1.5	0.5	0.1
Notional interest deduction	7.3	—	—	—
U.S. Subpart F	(4.7)	—	—	—
Research and development tax credits	3.7	(2.1)	(3.4)	(1.4)
Gain on warrant liability	—	—	—	(0.6)
Reserve for uncertain tax positions	—	(1.5)	—	1.8
Domestic manufacturing deduction	1.8	(2.9)	—	—
Other, net	0.8	2.5	1.1	1.3
Effective tax rate	30.5%	35.2%	31.3%	38.4%

(1)
The Italian budget law for 2016 was published in the Official Gazette on December 30, 2015. For Fiscal Year 2017 onward, the law provides a reduction of the applicable corporate income tax rate from 27.5% to 24% resulting in an adjustment to deferred taxes and a corresponding increase to tax expense of approximately $3.4 million.

(2)
Included in this adjustment is the reversal of the deferred tax asset established during the fiscal year ended April 24, 2015 and the quarter ended July 24, 2015, based on the assumption that these otherwise non-deductible transaction costs would be deductible if the business combination was not consummated. Because the transaction was ultimately consummated, the deferred tax asset was reversed as a non-deductible transaction cost in the amount of $2.3 million.

Based on the November 2015 FASB accounting pronouncement regarding the classification of the current portion of deferred taxes, we elected early adoption on a prospective basis. For further information refer to “Note 24. New Accounting Pronouncements” below. As a result, we classified deferred tax assets and deferred tax liabilities as long-term on the consolidated balance sheet as of December 31, 2015. The Company has not retrospectively adjusted prior periods. Significant components of our deferred tax assets are as follows, (in thousands):

	December 31, 2015	April 24, 2015	April 25, 2014
Deferred tax assets:
Net operating loss carryforwards	$127,545	$1,977	$3,996
Tax credit carryforwards	19,851	3,059	12,468
Deferred compensation	6,218	6,847	6,646
Accruals and reserves	24,778	2,620	2,134
Depreciation and amortization	16,536	—	—
Inventory	4,994	384	94
Other	5,565	919	1,146
Gross deferred tax assets	205,487	15,806	26,484
Valuation allowance	(50,124)	(1,613)	(1,872)
Total deferred tax assets	155,363	14,193	24,612
Deferred tax liabilities:
Basis differences in subsidiaries	(13,555)	—	—
Property and equipment and intangible assets	(223,453)	(916)	(1,633)
Other	(329)	—	—
Gross deferred tax liabilities:	$(237,337)	$(916)	$(1,633)
Total deferred tax liabilities, net	$(81,974)	$13,277	$22,979
Reported in the consolidated balance sheet as (after valuation allowance and jurisdictional netting):
Deferred tax assets, net current	$—	$7,199	$17,208
Deferred tax assets, net long-term	153,509	6,078	5,771
Deferred tax liability, net long-term	(235,483)	—	—
Net deferred tax	$(81,974)	$13,277	$22,979
During the transitional period April 25, 2015 to December 31, 2015 we incurred a gross capital loss carryforward for U.S. federal income tax purposes of $5.2 million, subject to a full valuation allowance, expiring in the fiscal year ended December 31, 2020. This is in addition to $14.0 million of foreign tax credits in the United States. We have $0.6 million in Canadian research and development credits, $2.1 million of U.S. State tax credits, and $1.2 million of other U.S. credits. Lastly, we have 3.9 million Euros of French refundable research and development credits shown as a current tax asset in our balance sheet. We have net operating losses (“NOL”) and carryforwards of the following amounts:

Region	Gross Amount	Gross Amount with No Expiration	With Expiration	Starting Expiration Year
Europe	$200,751	$186,122	$14,630	2016
U.S. Federal	164,226	—	164,226	2020
U.S. State	141,083	—	141,083	2016
Far East	$6,899	$4,795	$2,104	2017
As of December 31, 2015, we recorded a valuation allowance of $50.1 million, primarily related to net operating losses within the CRM business of legacy Sorin and capital loss carryforwards of legacy Cyberonics.  As a result of the business combination, the historic net operating losses of Sorin U.S. are limited by IRC section 382. Before considering the adjustments for Net Unrealized and Realized Built In-Gains, the annual limitation is approximately $12.5 million, which is sufficient to absorb the U.S. net operating losses prior to their expiration. Thus no additional valuation allowance has been recorded.

A significant portion of the net deferred tax liability included above relates to the tax effect of the step-up in value of the assets acquired in the combination with Sorin. Refer to “Note 3. Business Combinations” for additional information.
As of the transaction close date, there were several investments in subsidiaries where the book basis was greater than the tax basis, whereby the deferred tax liability was recognized through the acquisition method of accounting. The deferred tax liability recognized through purchase accounting related to these subsidiaries was approximately $17.9 million. No further provision has been made for income taxes on undistributed earnings of foreign subsidiaries as of December 31, 2015 because it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes. There should be no material tax liability on future distributions as most jurisdictions with undistributed earnings have various participation exemptions / no withholding tax. As of December 31, 2015, it was not practicable to determine the amount of the income tax liability related to those investments.
The following is a roll-forward of our total gross unrecognized tax benefit (in thousands):

	Transitional Period April 25, 2015 to	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014
Balance at beginning of year	$5,782	$7,079	$7,079
Increases
Tax positions related to current year	14,442	—	—
Tax positions related to prior year	—	—	—
Acquisitions	—	—	—
Decreases
Tax positions related to current year	—	—	—
Tax positions related to prior years	—	(1,297)	—
Balance at end of year	$20,224	$5,782	$7,079
During fiscal year ended April 24, 2015, based upon our review and rework of certain prior-year R&D tax credits, we believe that the credits are more likely than not to be sustained upon examination and as a result we released the reserve against these R&D tax credits.
Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves for uncertain tax positions. However, there can be no assurance that we will accurately predict the outcome of these audits and the actual outcome of an audit could have a material impact on our consolidated results of income, financial position or cash flows. If all of our unrecognized tax benefits as December 31, 2015 were recognized, $20.2 million would impact our effective tax rate. We are unable to estimate the amount of change in the majority of our unrecognized tax benefits over the next 12 months; however, approximately $0.9 million will be resolved over the next 12 months due to the expected completion of an audit. Refer to “Note 16. Commitments and Contingencies” for additional information regarding the status of current tax litigation.
We record accrued interest and penalties related to unrecognized tax benefits in interest expense and other expense, respectively.
The major jurisdictions where we are subject to income tax examinations are as follows:

Jurisdiction	Earliest year open
U.S. - federal and state	1992
Italy	2010
Germany	2010
England and Wales	2012
Canada	2011
France	2010

Note 21.  Income Per Share
The following table sets forth the computation of basic and diluted net income per share of common stock, (in thousands except share and per share data):

	Transitional Period April 25, 2015 to	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Numerator:
Net income	$(29,613)	57,848	$54,890	$46,358

Denominator:
Basic weighted average shares outstanding	32,741,357	26,391,064	27,142,597	27,604,006
Add effects of stock options (1)	—	234,657	323,877	404,954
Diluted weighted average shares outstanding	32,741,357	26,625,721	27,466,474	28,008,960
Basic income per share	$(0.90)	$2.19	$2.02	$1.68
Diluted income per share	$(0.90)	$2.17	$2.00	$1.66

(1)
Excluded from the computation of diluted EPS for the transitional period April 25, 2015 to December 31, 2015 were outstanding options to purchase 220,536 ordinary shares because to include them would be anti-dilutive due to the net loss during the period.

(2)
Excluded from the computation of diluted EPS for the years ended April 24, 2015, April 25, 2014 and April 26, 2013 were outstanding options to purchase 56,547, 38,048 and 30,987 common shares, respectively, because to include them would have been anti-dilutive due to the option exercise price exceeding the average market price of our common stock during the period.

Note 22.  Geographic and Segment Information
Segment Information
We identify operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance.
Upon completion of the Mergers, we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. The historical Cyberonics operations are included in the Neuromodulation segment, and the historical Sorin businesses are included in the Cardiac Surgery and the Cardiac Rhythm Management segments. This change had no impact on our consolidated results for prior periods presented.
The Cardiac Surgery segment generates its revenue from the development, production and sale of cardiovascular surgery products. Cardiac Surgery products include oxygenators, heart-lung machines, autotransfusion, mechanical heart valves and tissue heart valves. The Cardiac Rhythm Management segment generates its revenue from the development, manufacturing and marketing of products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Cardiac Rhythm Management products include high-voltage defibrillators CRT-D and low-voltage pacemakers. The Neuromodulation segment generates its revenue from the design, development and marketing of neuromodulation therapy for the treatment of drug-resistant epilepsy and treatment resistant depression. Neuromodulation product include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, surgical equipment to assist with the implant procedure, equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient, instruction manuals and magnets to suspend or induce stimulation manually.
Corporate expenses include shared services for finance, legal, human resources and information technology, together with corporate business development (“New Ventures”). New Ventures is focused on new growth platforms and identification of other opportunities for expansion.
Net sales of our reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. We define segment income as operating income before merger, integration and restructuring expenses.

Net sales and income (loss) before merger, integration and restructuring expenses by reportable segment are as follows (in thousands):

	Transitional Period April 25, 2015 to	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
Net Sales	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Cardiac Surgery	$147,635	$—	$—	$—
Cardiac Rhythm Management	52,470	—	—	—
Neuromodulation	214,761	291,558	282,014	254,320
Other	841	—	—	—
Total Net Sales	$415,707	$291,558	$282,014	$254,320

Income (loss) before merger, integration and restructuring expenses:	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014	Fiscal Year Ended April 26, 2013
Cardiac Surgery	$7,321	$—	$—	$—
Cardiac Rhythm Management	(13,332)	—	—	—
Neuromodulation	87,845	97,344	87,455	78,346
Corporate expenses	(40,304)	—	—	—
Total Reportable Segments’ Income before merger, integration and restructuring expenses	$41,530	$97,344	$87,455	$78,346
Merger-related expenses	42,098	8,692	—	—
Integration expenses	13,689	—	—	—
Restructuring expenses	11,323	—	—	—
Litigation settlement	—	—	7,443	—
Operating Income	$(25,580)	$88,652	$80,012	$78,346
The following table presents our assets by reportable segment (in thousands):

	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Cardiac Surgery	$1,472,108	$—	$—	$—
Cardiac Rhythm Management	432,758	—	—	—
Neuromodulation	539,698	315,944	294,191	264,043
Corporate	114,175	—	—	—
Total Assets	$2,558,739	$315,944	$294,191	$264,043

The following tables present the depreciation and amortization expense and capital expenditures by reportable segment (in thousands):

	Transitional Period April 25, 2015 to	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Depreciation and amortization expense
Cardiac Surgery	$11,247	$—	$—	$—
Cardiac Rhythm Management	4,292	—	—	—
Neuromodulation	4,103	6,807	5,631	4,638
Other	858	—	—	—
Total	$20,500	$6,807	$5,631	$4,638

	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
Capital expenditures
Cardiac Surgery	$10,402	$—	$—	$—
Cardiac Rhythm Management	4,954	—	—	—
Neuromodulation	1,418	6,687	19,061	14,305
Other	512	—	—	—
Total	$17,286	$6,687	$19,061	$14,305
Geographic Information
We operate under three geographic regions: United States, Europe, and Rest of World. Accordingly, the geographic information for the prior years has been restated to present these regions.
Net sales to external customers by geography are determined based on the country the products are shipped from and are as follows (in thousands):

	Transitional Period April 25, 2015	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
United States	$232,261	$235,712	$226,923	$210,353
Europe (1) (2)	105,322	41,484	38,293	32,177
Rest of World	78,124	14,362	16,798	11,790
Total	$415,707	$291,558	$282,014	$254,320

(1)	Net sales to external customers includes $14.3 million in the United Kingdom for the transitional year ended December 31, 2015. Prior to the Mergers, we were domiciled in the United States.

(2)	Includes those countries in Europe where LivaNova has a direct sales presence. Countries where sales are made through distributors are included in Rest of World.
No single customer represented over 10 percent of our consolidated net sales in the transitional period April 25, 2015 to December 31, 2015, and the fiscal years ended April 24, 2015, April 25, 2014, and April 26, 2013.

Property, plant, and equipment, net by geography are as follows (in thousands):

	December 31, 2015	April 24, 2015	April 25, 2014	April 26, 2013
United States	$57,806	$28,465	$29,398	$27,633
Europe (1)	148,708	522	863	923
Rest of World	38,073	11,300	9,274	—
Total	$244,587	$40,287	$39,535	$28,556

(1)	Property, plant, and equipment, net includes $2.4 million in the United Kingdom for the period ended December 31, 2015. Prior to the Mergers, we were domiciled in the United States.
** Explanatory Note: Segment-level and geographic information for segments that were not part of our business or the business of Cyberonics, our accounting predecessor, prior to the consummation of the Mergers has not been included for periods other than the most recent reporting period because providing such information was impracticable without unreasonable burden or expense.
Note  23. Quarterly Financial Information (unaudited)

	First Quarter	Transitional Second Quarter	Transitional Period
(in thousands except per share data)	April 25, 2015 to July 24, 2015	July 25, 2015 to October 18, 2015	October 19, 2015 to December 31, 2015	Total
Transitional year ended December 31, 2015 (1)
Net sales	$81,011	$67,521	$267,175	$415,707
Gross profit	71,578	57,985	136,963	266,526
Net income (loss)	12,419	(25,091)	(16,941)	(29,613)
Diluted income per share	$0.47	$(0.96)	$(0.41)	$(0.90)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended April 24, 2015 (2)
Net sales	$72,004	$73,417	$72,065	$74,072	$291,558
Gross profit	65,594	66,651	65,525	66,477	264,247
Net income	13,519	17,273	16,542	10,514	57,848
Diluted income per share	$0.50	$0.64	$0.62	$0.40	$2.17
Year ended April 25, 2014
Net sales	$68,872	$70,101	$68,192	$74,849	$282,014
Gross profit	62,328	63,175	61,731	67,425	254,659
Net income	8,674	13,888	13,900	18,428	54,890
Diluted income per share	$0.31	$0.50	$0.51	$0.68	$2.00

(1)	During the transitional period April 25, 2015 to December 31, 2015, we consummated the merger with Sorin, and as a result, incurred $67.1 million in merger, integration and in restructuring expenses.

(2)	During fiscal year ended April 24, 2015, we entered into a definitive merger agreement with Sorin and incurred expenses associated with the proposed merger of $8.7 million.

Note 24. New Accounting Pronouncements
In May 2014, the FASB issued accounting guidance on revenue recognition for revenue from contracts with customers. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early application is not permitted, and the standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this standard will have on our financial statements and related disclosures. In August 2015, the FASB extended the effective date for the revenue recognition guidance to annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, with early adoption permitted using the original effective date. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2015, the FASB issued an accounting guidance that eliminates the deferral of FAS 167, which has allowed entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. While the guidance is aimed at asset managers, it will affect all reporting entities that have variable interests in other legal entities (e.g., limited partnerships, similar entities and certain corporations). In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered variable interest entities (“VIEs”) but will be considered VIEs under the new guidance provided they have a variable interest in those VIEs. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity must apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the period of adoption or apply the amendments retrospectively. We are currently evaluating the effect this standard will have on our financial statements and related disclosures.
In April 2015, the FASB issued the accounting guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The guidance also addresses the long-standing conflict with the conceptual framework and improves consistency with the International Financial Reporting Standards (“IFRS”). The recognition and measurement guidance for debt issuance costs is not affected. The standard does not address the presentation of costs that do not have an associated liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not yet been issued. Upon adoption, an entity must apply the guidance retrospectively to all prior periods presented. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.
In July 2015, the FASB issued the accounting guidance that simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Under current guidance, net realizable value is one of several calculations an entity needs to make to measure inventory at the lower of cost or market. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, and the guidance must be applied prospectively after the date of adoption. The Company is evaluating the effect this standard will have on its financial statements and related disclosures.
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

In November 2015, the FASB issued accounting guidance that requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. This guidance will align the presentation requirement of U.S. GAAP with IFRS. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with earlier application permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We elected early adoption on a prospective basis, and as a result, we classified deferred tax assets and deferred tax liabilities as long-term in the statement of financial position for the transitional period April 25, 2015 to December 31, 2015. We did not retrospectively adjust prior periods.
In February 2016, the FASB issued final accounting guidance on leases. This guidance requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. While many aspects of lessor accounting remain the same, the new standard makes some changes, such as eliminating today’s real estate-specific guidance. Lessees and lessors are required to classify most leases using a principle generally consistent with that of IAS 17, Leases, which is similar to U.S. GAAP but without the use of bright lines. The standard also changes what is considered initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that year. Early adoption is permitted. We are currently evaluating the effect this standard will have on our financial statements and related disclosures.

Note 25. Transition Period Financial Information
Prior to the Mergers, Cyberonics’ fiscal year ended on the last Friday in April of each year. The fiscal year of LivaNova, which became the successor issuer to Cyberonics on October 19, 2015, begins on January 1 and ends on December 31 of each year. The change of fiscal year, effective as of October 19, 2015, resulted in a transitional period which began April 25, 2015 and ended December 31, 2015. The comparable amounts for the equivalent prior period (unaudited), are as follows (in thousands, except share and per share data):

	For the Transitional Period April 25, 2015 to	Equivalent Prior Period April 26, 2014 to
	December 31, 2015	December 26, 2014
		(unaudited)
Net sales	$415,707	$181,641
Cost of sales	149,181	16,835
Gross profit	266,526	164,806
Operating expenses:
Selling, general and administrative	173,065	83,045
Research and development	51,931	28,125
Merger related expenses	42,098	—
Integration expenses	13,689	—
Restructuring expenses	11,323	—
Total operating expenses	292,106	111,170
Income (loss) from operations	(25,580)	53,636
Interest income	392	125
Interest expense	(1,509)	(8)
Impairment of investment	(5,062)	—
Foreign exchange and other	(7,522)	109
Income (loss) before income taxes	(39,281)	53,861
Income tax expense (benefit)	(12,976)	18,791
Loss from equity method investments	$(3,308)	$—
Net income (loss)	$(29,613)	$35,070
	—
Basic income (loss) per share	$(0.90)	$1.32
Diluted income (loss) per share	$(0.90)	$1.31
Shares used in computing basic income (loss) per share	32,741,357	26,551,749
Shares used in computing diluted income (loss) per share	32,741,357	26,774,708

INDEX to EXHIBITS
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Form 10-K/T. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Transaction Agreement, dated March 23, 2015, by and among LivaNova PLC (f/k/a Sand Holdco Limited), Cyberonics, Inc., Sorin S.p.A. and Cypher Merger Sub, Inc.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	2.1
3.1	Articles of Association of LivaNova PLC	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	3.1
10.1	Service Agreement, dated September 8, 2015, between LivaNova PLC and Vivid Sehgal	LivaNova PLC Current Report on Form 8-K, filed on September 14, 2015	333-203510	10.1
10.2	Amendment and Restatement Agreement, dated October 2, 2015, by and among LivaNova PLC, Sorin S.p.A., Sorin CRM S.A.S., Sorin Group Italia S.r.l. and the European Investment Bank	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	10.1
10.3	Amended and Restated Finance Contract, dated October 19, 2015, by and among LivaNova PLC, Sorin CRM S.A.S., Sorin Group Italia S.r.l. and the European Investment Bank	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	10.2
10.4	Form of Deed of Indemnification (Directors), each effective October 19, 2015	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	10.3
10.5	Form of Deed of Indemnification (Officers), each effective October 19, 2015	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	10.4
10.6	LivaNova PLC 2015 Incentive Award Plan and related Sub-Plan for U.K. Participants, adopted on October 16, 2015	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.1
10.7	Form of Stock Appreciation Right Grant Notice and Stock Appreciation Right Agreement under the LivaNova PLC 2015 Incentive Award Sub-Plan (Non-U.S. Form)	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.2
10.8	Form of Stock Appreciation Right Grant Notice and Stock Appreciation Right Agreement under the LivaNova PLC 2015 Incentive Award Plan (U.S. Form)	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.3
10.9†	LivaNova PLC Non-Employee Director Compensation Policy, adopted on October 19, 2015	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.4
10.10†	Director Appointment Letters for Non-Employee Directors, dated the dates indicated therein	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.5
10.11†	Form of Director Restricted Stock Unit Award Grant Notice and Director Restricted Stock Unit Award Agreement under the LivaNova PLC 2015 Incentive Award Plan (Non-Employee Directors)	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.6
10.12†	Service Agreement, dated October 19, 2015, between LivaNova PLC and André-Michel Ballester	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.7
10.13†	Side Letter, dated October 19, 2015, issued to André-Michel Ballester	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.8

10.14†	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the LivaNova PLC 2015 Incentive Award Sub-Plan (André-Michel Ballester)	LivaNova PLC Current Report on Form 8-K, filed on November 24, 2015	001-37599	10.1
10.15	Support Agreement, dated February 26, 2015, by and among Cyberonics, Inc., Mittel S.p.A., Equinox Two S.c.a., Tower 6 S.à.r.l., Ghea S.r.l., Bios S.p.A. and Tower 6Bis S.à.r.l.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-2
10.16	Support Agreement, dated February 26, 2015, between Cyberonics, Inc. and André-Michel Ballester	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-3
10.17	Support Agreement, dated February 26, 2015, between Cyberonics, Inc. and Rosario Bifulco	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-4
10.18	Support Agreement, dated February 26, 2015, between Sorin S.p.A. and Daniel J. Moore	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-5
10.19	Support Agreement, dated February 26, 2015, between Sorin S.p.A. and Hugh M. Morrison	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-6
10.20*	Joint Venture Contract, dated January 9, 2014 between Sorin CRM Holdings SAS and Shanghai MicroPort Medical (Group) Co., Ltd.
10.21*
Capital Increase and Accession Agreement in relation to MicroPort WeiBo Medical Devices (Shanghai) Co. Ltd., dated January 9, 2014, by and among Shanghai MicroPort Medical (Group) Co., Ltd., Sorin CRM Holdings SAS and MicroPort WeiBo Medical Devices (Shanghai) Co. Ltd.

10.22*	Amendment Agreement, dated May 19, 2014, to the Joint Venture Contract and Articles of Association in respect of MicroPort Sorin CRM (Shanghai) Co., Ltd.
10.23*	Amendment Agreement (2), dated 9 January 2014 to the Joint Venture Contract in respect of MicroPort Sorin CRM (Shanghai) Co., Ltd.
10.24*†	Employment Letter, dated January 12, 2016, to R. Jason Richey
10.25*	Gruppo Sorin R&D Finance Contract, dated May 6, 2014, between the European Investment Bank and Sorin S.p.A., Sorin CRM S.A.S. and Sorin Group Italia S.r.l.
10.26*†	Amendment to Restricted Stock Unit Agreement, dated February 17, 2016, between LivaNova PLC and André-Michel Ballester
10.27	Cyberonics, Inc. 2009 Stock Plan, as amended,	Cyberonics, Inc. Proxy Statement on Schedule 14A, filed on August 2, 2012	000-19806	App. A
10.28	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan, as amended	Cyberonics, Inc. Quarterly Report on Form 10-Q for the Cyberonics, Inc. fiscal quarter ended October 24, 2008	000-19806	10.3
10.29*†	Letter regarding Change In Control Severance Payment, dated February 26, 2015, to Edward Andrle

10.30*†	2015 Amendment to Employment Contract, dated February 4, 2008, between Sorin Groupe France SAS and Michel Darnaud
10.31*†	2015 Amendment to the Employment Contract, dated July 15, 2005, between Sorin CRM SAS and Stéfano Di Lullo, executed in 2015
10.32*†	Letter regarding Change in Control Severance Payment, dated February 26, 2015, to Jacques Gutedel
10.33*†	Letter regarding Change in Control Severance Payment, dated February 26, 2015, to Pritpal Shinmar
10.34*†	Letter regarding Termination of Employment and Compensation, dated February 26, 2015, to Brian Sheridan
10.35*†	Severance Agreement, dated September 30, 2002, between Cyberonics, Inc. and R. Jason Richey
10.36*†	Amendment to Severance Agreement, dated 23 December 2008, between Cyberonics, Inc. and R. Jason Richey
10.37*†	Employment Letter, dated August 30, 2010 to Edward Andrle
10.38*†	Expatriate Assignment Letter, dated December 29, 2010 to Edward Andrle
10.39*†	Extension of Expatriate Assignment Letter, dated July 23, 2014 to Edward Andrle
10.40*†	Employment Letter, dated January 2013, to Pritpal Shinmar
10.41*†	Employment Agreement effective March 1, 2009, between Sorin Group International SA and Jacques Gutedel
10.42*†	Employment Letter, dated November 14, 2003, to Brian Sheridan
10.43*†	Employment Agreement, effective January 1, 2015 between David S. Wise and Cyberonics, Inc.
10.44*†	Employment Agreement, effective November 1, 2005, between Ela Medical SAS and Stéfano di Lullo
10.45*†	Employment Agreement Amendment letter, dated 23 December 2008, to Stéfano Di Lullo
10.46*†	Employment Letter, dated 28 January 2008, to Michel Darnaud
10.47*†	Employment Letter, dated June 20, 2008 to Piero Vecchi
21.1*	List of Subsidiaries of LivaNova PLC
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the Signature Page to this Report on Form 10-K/T)
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Income for the transitional period ended December 31, 2015 and the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, (ii) the Consolidated Statement of Comprehensive Income for the transitional period ended December 31, 2015 and the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, (iii) the Consolidated Balance Sheet as of December 31, 2015, April 24, 2015 and April 25, 2014, (iv) the Consolidated Statement of Stockholders’ Equity for the transitional period ended December 31, 2015 and the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013, (v) the Consolidated Statement of Cash Flows for the transitional period ended December 31, 2015 and the fiscal years ended April 24, 2015, April 25, 2014 and April 26, 2013,  and (vi) the Notes to the Condensed Consolidated Financial Statements.