Form 10-KT/A
period 2015-12-31
LivaNova PLC
filed 2016-04-29
CIK 1639691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

(44) 203 786 5275

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

As of April 27, 2016, 49,047,152 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Transition Report on Form 10-K/T for the transitional period April 25, 2015 to December 31, 2015 filed by LivaNova PLC with the Securities and Exchange Commission (the “SEC”) on March 4, 2016 (the “Original Filing”). In this Amendment, the terms “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.

This Amendment is being filed solely for the purpose of including information required by Part III of Form 10-K that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s 2016 annual meeting of shareholders. This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the end of the transitional period April 25, 2015 to December 31, 2015. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains new certifications by our Chief Executive Officer and Chief Financial Officer, which are being filed as exhibits to this Amendment. Because no financial statements are contained in this Amendment, the certifications pursuant to 18 U.S.C. §1350 are not included.

Except as set forth in Part III below, no other changes are made to the Original Filing other than updating the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers of LivaNova1

Name	Age	Position
André-Michel Ballester	57	Chief Executive Officer
Vivid Sehgal	47	Chief Financial Officer
Michel Darnaud	66	President, Cardiac Surgery
Stefano Di Lullo	54	President, Cardiac Rhythm Management
Jason Richey	42	President, Neuromodulation[2]
Jacques Gutedel	56	President, Intercontinental
David S. Wise	61	Senior Vice President, Human Resources & Information Technology
Edward Andrle	58	Senior Vice President, Strategy & Business Development
Pritpal Shinmar	58	Senior Vice President, Global Market Access
Piero Vecchi	48	Vice President & Controller
Brian Sheridan	45	Senior Vice President, General Counsel & Secretary

André-Michel Ballester, born in 1958, has served as Chief Executive Officer (“CEO”) of LivaNova since September 2015. He also serves as a member of the Executive Leadership Team of LivaNova. Previously, Mr. Ballester served in the role of Chief Executive Officer of Sorin since September 2007 and as a member of Sorin’s Executive Committee and Executive Leadership Team. Prior to assuming his position as Sorin’s Chief Executive Officer, Mr. Ballester was President of Sorin’s Cardiac Rhythm Management Business Unit. Before joining Sorin, Mr. Ballester was Corporate Vice President EMEA, Asia and Latin America for Edwards Lifesciences Corporation (“Edwards Lifesciences”), and prior to that spent his professional background at Edwards Lifesciences and Baxter International Inc. (“Baxter”), where he participated in the successful spinoff of Edwards Lifesciences from Baxter. For over 10 years before Edwards Lifesciences’ spin-off, Mr. Ballester held several executive positions at Baxter in Europe and in the U.S. and was appointed President, CardioVascular Group, Europe in 1997. Separately, Mr. Ballester currently serves as an independent director of the board of Carmat SA and Pixum SA, French-listed med-tech companies. Previously, Mr. Ballester served on the board of Mauna Kea Technologies and IMI AG. Mr. Ballester holds a Master of Science in Chemical Engineering from Ecole Centrale Lille, France, and a Master of Business Administration from INSEAD in Fontainebleau, France.

Vivid Sehgal, born in 1968, joined LivaNova in October 2015 in the role of Chief Financial Officer (“CFO”). Previously, Mr. Sehgal served as Senior Vice President, Treasury, Risk & Investor Relations at Allergan, Inc. (“Allergan”) from 2014 to 2015, playing a lead role in the company’s capital deployment and risk strategies, culminating in the $66 billion sale of Allergan to Actavis plc. Prior to assuming his position as Senior Vice President, Mr. Sehgal served as Vice President & Regional Controller of Allergan’s Europe, Middle East and Africa business from 2007 to 2014, where he was responsible for finance, accounting, information technology, market research, data quality and sales operations covering more than 60 countries. He played a key role in the formulation and execution of the group’s strategy for international acquisitions and expansion into key emerging markets. Before Allergan, Mr. Sehgal worked for nine years in various roles with GlaxoSmithKline PLC (“GSK”) and SmithKline Beecham PLC, where he eventually served as Group Controller for GSK’s International Pharmaceutical Division. He brings additional financial leadership experience from other companies, including a tenure with Gillette Company, Inc. during its acquisition by Procter & Gamble, Inc. and Grand Metropolitan plc. Mr. Sehgal earned a master’s degree in Finance and Investment from the University of Exeter and a bachelor’s degree in Economics from the University of Leicester. He is a member of the Chartered Institute of Management Accountants.

Michel Darnaud, born in 1949, has served as the President of LivaNova’s Cardiac Surgery Business Unit since October 2015. Previously, Mr. Darnaud served in the role of President, Cardiac Surgery for Sorin since October 2012 and as President, Cardiopulmonary and Intercontinental from 2008 to 2012. Prior to joining Sorin, beginning in 2005, Mr. Darnaud served as Executive Search Consultant at Spencer Stuart. For seven years before that, he served as President Europe for Boston Scientific

[1]	Until December 31, 2015, Demetrio Mauro served as the Company’s Chief Integration Officer.
[2]

Rohan Hoare, Ph.D. served in the role of President, Neuromodulation until early 2016. On January 13, 2016, Jason Richey was appointed as the Company’s new President, Neuromodulation and Mr. Richey currently serves in this role. Mr. Richey’s appointment was reported in a Current Report on Form 8-K filed with the SEC on January 14, 2016.

Corporation (“Boston Scientific”) with full P/L responsibility across eight divisions, including interventional cardiology. Prior to joining Boston Scientific, Mr. Darnaud spent 18 years with Baxter, where he worked his way up to the position of President European Cardiovascular Business. Mr. Darnaud also served on the board at Stentys SA where he was a member of the compensation committee from 2010 to December 2015, and is former Chairman of Eucomed, the European Medical Device Industry Association.

Stefano Di Lullo, born in 1961, has served as the President of LivaNova’s Cardiac Rhythm Management Business Unit since October 2015. Previously, Mr. Di Lullo served in the role of President, Cardiac Rhythm Management for Sorin since January 2009. From 2007-2009, Mr. Di Lullo served as President, Heart Valves Business Unit, and from 2005-2007 served as Senior Vice President Vascular Therapy Business Unit. Before joining Sorin, Mr. Di Lullo was VP Europe Peripheral Vascular for Boston Scientific. Prior to joining Boston Scientific, Mr. Di Lullo held general management positions with Baxter and Edwards Lifesciences, including VP General Manager, HV Therapy at the Irvine Headquarters.

Jason Richey, born in 1973, has served as the President of LivaNova’s Neuromodulation Business Unit since January 2016. Previously, Mr. Richey served as Vice President of Global Sales and Marketing for LivaNova’s Neuromodulation Business Unit and, before that, served as Vice President and General Manager of the Cyberonics International Business from June 2014 to April 2015. Previously, Mr. Richey worked as the Sales and Managing Director of the Cyberonics European Commercial Business from 2011 to 2014. Mr. Richey began at Cyberonics in 2001, in Sales and Marketing where he took on roles of increasing responsibility and scope in the United States neuromodulation market. Before joining Cyberonics, Mr. Richey started his career in Sales and Account Management at B. Braun Medical.

Jacques Gutedel, born in 1959, has served as the President of LivaNova’s Intercontinental operations since October 2015. Previously, Mr. Gutedel served in the role of Vice-President Intercontinental for Sorin since 2009. Before joining Sorin, Mr. Gutedel served as Vice President, Europe, Middle East & Africa and member of the executive team of Nobel Biocare Services AG. From 2001 to 2006, he was employed by Boston Scientific, where he was Vice President of Midsize Countries and Electrophysiology Europe and, later, served as Vice President, EPT International (Europe, Intercontinental and Japan) for Boston Scientific. Mr. Gutedel has extensive sales and marketing experience in the medical devices industry, and before joining Boston Scientific, beginning in 1990, Mr. Gutedel was in sales and marketing at Mallinckrodt plc.

David Wise, born in 1955, has served as LivaNova’s Senior Vice President, Human Resources and Information Technology since October 2015. Previously, starting in April 2011, Mr. Wise served as Senior Vice President and Chief Administrative Officer, as well as Secretary, of Cyberonics, with responsibility for Human Resources, Information Technology, Legal and Government Affairs. From June 2009 to 2011, Mr. Wise was Vice President, General Counsel and Secretary, as well as Vice President, Human Resources for Cyberonics, and earlier, from 2003, Mr. Wise also served in the roles of Vice President, General Counsel and Secretary of Cyberonics. From 1994 to 2003, Mr. Wise was employed in positions of increasing responsibility at Centerpulse USA, Inc. (formerly Sulzer Medica), at the time a diverse global medical devices company, where he eventually served as Group Vice President and General Counsel. Prior to Centerpulse, he spent 12 years in private legal practice, focused on intellectual property and commercial litigation.

Edward Andrle, born in 1957, has served as Senior Vice President, Strategy & Business Development of LivaNova since October 2015. Previously, Mr. Andrle served as Sorin’s Vice-President of Strategy & Business Development since September 2010. Prior to joining Sorin, Mr. Andrle had a successful career in the medical device industry, initially with large U.S. corporations such as Baxter and Boston Scientific, before becoming an entrepreneur and a CEO of start-up companies like Teramed, Inc., which specialized in endovascular stent-graft, Myocor, Inc., which specialized in mitral valve surgery and StarFire Medical, Inc., which specialized in neurovascular technology. Mr. Andrle has an MBA from the Stanford Graduate School of Business and a BS in Chemical Engineering from the University of Notre Dame.

Pritpal Shinmar, born in 1957, has served as LivaNova’s Senior Vice President, Global Market Access since October 2015. Mr. Shinmar joined Sorin in January 2013 in the role of Vice-President of Market Access before transitioning to LivaNova. Before 2013, Mr. Shinmar was Vice President of International Strategy for Boston Scientific, where he led the company’s expansion into emerging markets, with a focus on China and India. Mr. Shinmar graduated from Trent University and studied General Business Management at the London Business School.

Piero Vecchi, born in 1968, has served as Vice President and Controller of LivaNova since October 2015. Previously, Mr. Vecchi served as Group Controller for Sorin from 2008 to 2015. In 1995, before transitioning to Sorin, Mr. Vecchi joined Sorin’s parent company, SNIA S.p.A. Over the past 20 years, Mr. Vecchi has held a number of senior financial positions within several divisions of the Sorin Group. Mr. Vecchi is also a director of Sorin Group Italia S.r.l., the largest wholly-owned subsidiary of LivaNova. Mr. Vecchi graduated from Bocconi University in Milan with a degree in business administration.

Brian Sheridan, born in 1970, has served as Senior Vice President, General Counsel and Secretary of LivaNova since October 2015. From 2004 to October 2015, Mr. Sheridan served as General Counsel of Sorin. Concurrently, from February to September 2015, Mr. Sheridan also served as a transitional Board member of LivaNova (previously Sand Holdco Limited and Sand Holdco PLC), preparing it for completion of the Mergers. Mr. Sheridan had joined Sorin as Director of Corporate Legal Affairs in 2003, with extensive experience in international business and corporate law. Prior to joining Sorin, Mr. Sheridan worked for many years in the Brussels office of a U.S. law firm, specializing in commercial and regulatory matters for the life science industry and leaving as Partner and Head of the Life Science Practice Group.

Board of Directors of LivaNova

Name	Age	Position
Daniel J. Moore	55	Chairman
André-Michel Ballester	57	Director, Chief Executive Officer
Hugh M. Morrison	69	Independent Director; Chairman, Audit & Compliance Committee
Francesco Bianchi	59	Independent Director
Stefano Gianotti	53	Independent Director
Arthur L. Rosenthal, Ph.D.	69	Independent Director; Chairman, Compensation Committee
Alfred J. Novak	68	Independent Director
Sharon O’Kane, Ph.D.	48	Independent Director

Daniel Moore was appointed as Chairman of LivaNova’s Board of Directors (“Board”) in September 2015. Previously, beginning in May 2007, Mr. Moore was a member of the board of directors and served as Chief Executive Officer of Cyberonics. Mr. Moore joined Cyberonics from Boston Scientific, where, since 1989, he held positions in sales, marketing, and senior management in the U.S. and in Europe. His last position at Boston Scientific was President, International Distributor Management. Prior to that role, he held the position of President, Inter-Continental, the fourth largest business unit of Boston Scientific, with more than 1,000 global employees and revenues exceeding $700 million. In addition to our Board, Mr. Moore currently serves on the board of directors of GI Dynamics, Inc., BrainScope Company, Inc. (Chairman), a company focused on traumatic brain injury, the BioHouston Executive Committee, Weldon School of Biomedical Engineering Advisory Board, the Epilepsy Foundation of America and the Medical Device Manufacturers Association (immediate past-Chairman). Past board positions include Topera, Inc. (acquired by Abbott Laboratories), TriVascular Technologies, Inc. (acquired by Endologix, Inc.), Smiling Kids, Inc., the Epilepsy Foundation of Texas (past-Chairman) and the Epilepsy Foundation of Texas-Houston (past-President). By virtue of his serving on the board of directors of Boston Scientific Argentina S.A. while he was employed as an officer for Boston Scientific, Mr. Moore was named as one of several defendants in a criminal proceeding filed in May 2011 in the Federal Court for Criminal and Correctional Matters No. 4 in Buenos Aires, Argentina. The proceeding pertained to alleged fraudulent conduct in connection with a public tender for the sale of cardiac stents in 2006. Mr. Moore has denied any knowledge of or culpability for the alleged fraudulent conduct. In December 2013, the Argentine federal court dismissed the charges, and the prosecutor appealed the dismissal. In June 2014, the court of appeals dismissed the appeal, concluding the matter as to Mr. Moore. Mr. Moore’s particular qualifications for service on our Board include his extensive domestic and international sales, management and operating executive experience at a diverse, global medical device manufacturer, as well as his previous service as the President and CEO of Cyberonics.

Mr. Ballester’s biographical information is set forth above under the caption “—Executive Officers.” Mr. Ballester’s particular qualifications for service on our Board include his extensive sales and management experience in the medical device and life sciences industries, his specialized expertise in the area of cardiovascular surgery devices and the numerous executive roles he has held with global healthcare institutions, including his service as the CEO and a member of the Executive Leadership Committee of Sorin prior to the Mergers.

Hugh Morrison was appointed to LivaNova’s Board in October 2015. Previously, Mr. Morrison served on the board of directors of Cyberonics since November 2006. Currently, Mr. Morrison serves on the board of directors of the Texas A&M Kingsville

University Foundation and the Rockport Center for the Arts. From July 2012 to present, Mr. Morrison has also engaged in independent consulting and investments. From September 2008 through June 2012, he was a Managing Director at Callahan Advisors, LLC, an investment management company. Previously, from 1983 to December 2005, Mr. Morrison served as a director, and from January 1998 to December 2005 as Chairman of the board of directors, of Advanced Neuromodulation Systems, Inc., a publicly held designer, developer, manufacturer and marketer of advanced implantable neurostimulation devices acquired by St. Jude Medical, Inc. in 2005. Mr. Morrison served as a director of Owen Healthcare, Inc., a publicly held hospital pharmacy management firm, from 1994 until it was acquired in 1996 by Cardinal Healthcare. In addition, Mr. Morrison served as a director of Dow Hickam Pharmaceuticals, Inc., a pharmaceutical manufacturer and marketer, from 1984 to 1991, when the company was sold to Mylan Laboratories, Inc. From March 1996 to May 2006, Mr. Morrison served as President and Chief Executive Officer, and from January 1998 to May 2006 as Chairman of the board of directors, of Pilgrim Cleaners, Inc., a retail dry cleaning company operating over 100 stores (“Pilgrim”), and its parent, Clean Acquisition, Inc. (“Clean”). Subsequent to Mr. Morrison’s resignation, Pilgrim and Clean each filed a petition under Chapter 7 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas, Houston Division in July 2006. Mr. Morrison is licensed as a Certified Public Accountant. Mr. Morrison’s particular qualifications for service on our Board include his extensive board leadership experience in the healthcare sector, specific knowledge of neurostimulation device businesses, his operating executive experience, and his accounting expertise.

Francesco Bianchi was appointed to LivaNova’s Board in October 2015. Previously, Mr. Bianchi had served on the board of directors of Sorin since August 2015. Mr. Bianchi has acquired 30 years of M&A and strategic advisory experience working for prime international financial institutions such as JPMorgan Chase (Paris), Morgan Grenfell (Milan), Citi (London) and Bankers Trust (Milan) where he served as General Manager and Head of the M&A and Corporate Finance division. Mr. Bianchi has worked as an advisor in the liquidation of Efim, a former Italian state-owned entity. He also headed the Strategic Planning division of Banca-Intesa S.p.A. in Italy and abroad. Currently, Mr. Bianchi is a member of the Intesasanpaolo Supervisory Board and the Provisional Administrator of Maggio Fiorentino Theatre Foundation. Mr. Bianchi graduated with a degree in Economic Sciences from the University of Florence, and is a Chartered Accountant. Mr. Bianchi’s particular qualifications for service on our Board include his financial expertise which he gained through an extensive professional background working in strategy and mergers and acquisitions at prominent financial institutions, his accounting expertise and his prior experience serving on numerous company boards.

Stefano Gianotti was appointed to LivaNova’s Board in October 2015. Prior to joining LivaNova, Mr. Gianotti founded Padana Ricambi S.p.A, a company that specializes in the production of parts for motorcycles and scooters, in 1982. He serves on the board of KYMCO-Padana Ricambi S.p.A, Banco di Brescia S.p.A., Banca Popolare di Bergamo S.p.A., Calisio S.p.A., San Paolo Foundation Bank of Brescia and the Association of Former Shareholders of Banca Lombarda e Piemontese. Mr. Gianotti is also an accountant from the Institute of Accounting, Abba, Genoa. Mr. Gianotti served on the board of directors at Mittel S.p.A. from 2009 to 2015, UBI Assicuraziono from 2008 to 2010, and Cattolica Investimenti S.p.A. from 2003 to 2007. Mr. Gianotti’s particular qualifications for service on our Board include his prior management experience, his extensive financial background having served on the boards of several financial institutions and his expertise in accounting.

Arthur L. Rosenthal, Ph.D. was appointed to LivaNova’s Board in October 2015. Previously, Dr. Rosenthal had served on the board of directors of Cyberonics since January 2007. Since December 2011, Dr. Rosenthal has also served as Chief Executive Officer of gEyeCue, Ltd., which he co-founded, a development-stage medical device company working on a guided biopsy for lower and upper gastrointestinal cancer screening. From June 2011 until July 2012, he served as Executive Vice Chairman of Cappella Medical Devices Ltd. (now ArraVasc Ltd.), a development-stage company focused on novel device solutions for coronary artery disease. From June 2009 until June 2011, he served as President and Chief Executive Officer of Cappella, Inc. Dr. Rosenthal served as Chairman, from January 2002, and Chief Executive Officer, commencing in January 2005, of Labcoat, Ltd. until its acquisition by Boston Scientific in December 2008. From January 1994 to May 2000, he was a Senior Vice President, Corporate Officer, and Chief Development Officer of Boston Scientific, and from May 2000 until his retirement in January 2005, he was a Senior Vice President, Chief Scientific Officer, and Executive Committee Member of Boston Scientific. From January 2010 to June 2015, Dr. Rosenthal also served as Professor of Practice in the Biomedical Engineering Department at Boston University. Dr. Rosenthal served as a non-executive director, from 2000 until 2010, and as Chairman of the Remuneration Committee, from 2006 through 2009, of Renovo, Ltd., a U.K.-based pharmaceutical company that became publicly traded in 2006. In July 2009, Dr. Rosenthal joined the board of Interface Biologics, Inc., a Toronto-based development-stage company focused on drug delivery devices, as a non-executive director. In April 2011, he was elected Chairman at Interface Biologics, Inc. From June 2011 until May 2015, he served on the board of Arch Therapeutics, Inc., a life science company based in Natick, MA developing liquid polymers to stop or control bleeding.

Dr. Rosenthal’s particular qualifications for service on our Board include more than 40 years developing medical device technologies as an individual contributor, technology executive and serial entrepreneur, his extensive knowledge of regulatory and compliance requirements pertaining to medical devices, his experience with new product development and technology commercialization and his experience as an operating executive at a major medical device manufacturer.

Alfred Novak was appointed to LivaNova’s Board in October 2015. Previously, Mr. Novak had served on the board of directors of Cyberonics since January 2007. From April 2014 until March 2015, Mr. Novak served as President and Chief Executive Officer of Syntheon Cardiology, LLC, an early-stage company developing a percutaneous prosthetic aortic heart valve. From September 1999 until January 2014, he served on the board of directors of OrbusNeich Medical Technology Company, Ltd., a privately held interventional cardiology company, where he was Chairman and Chief Executive Officer from January 2010 until October 2013. He previously served as Chairman of the board of directors of ProRhythm, Inc., a privately held company dedicated to the treatment of atrial fibrillation through the use of ultrasound technologies. In September 1998, he was a founder of Syntheon, LLC, a privately held company that focused on minimally invasive medical devices for the gastroenterology and vascular markets. From October 2002 until March 2006, Mr. Novak was the President, Chief Executive Officer and a director of Novoste Corporation, a publicly held interventional cardiology company. From December 1998 until October 2002, Mr. Novak was a member of the board of directors of Sutura, Inc., a vascular closure company. Mr. Novak was President, Chief Executive Officer and a director of Biosense, Inc., an electrophysiology company, from July 1996 until January 1998, when it was acquired by Johnson & Johnson. He was employed by Cordis Corporation (“Cordis”), then a publicly held cardiology company, from April 1984 until July 1996, when it was acquired by Johnson & Johnson. At Cordis, he served as Vice President and Chief Financial Officer and had additional responsibility for Americas Sales and Marketing, Asia Pacific operations, electrophysiology, interventional neuroradiology and neuroscience, strategic planning and business development activities. Mr. Novak currently serves on the board of directors of Goodwill Industries of South Florida. Mr. Novak’s particular qualifications for service on our Board include his broad operating executive experience as Chief Executive Officer and Chief Financial Officer at medical device companies, his board of director experience at medical device companies, his expertise concerning new product development, regulatory approval and commercialization of medical devices and his finance and accounting expertise.

Sharon O’Kane, Ph.D. was appointed to LivaNova’s Board in October 2015. Currently, Dr. O’Kane is the Entrepreneur in Residence at University College Dublin and is on the clinical/scientific advisory board of ScarX Therapeutics Inc., a Canadian biotech company. Dr. O’Kane also serves on the boards of directors of Bank End Properties 1 Ltd. and Bank End Properties 2 Ltd. Dr. O’Kane is an expert advisor to the Stevenage Bioscience Catalyst Facility at GSK. Previously, Dr. O’Kane served on the board of directors at IOmet Pharma LTD from April 2010 until January 2016. Additionally, Dr. O’Kane was the Entrepreneur in Residence at the University of Manchester Intellectual Property Company UMIP from 2009 to 2014, and the Chair of the Drug Discovery Advisory Board at the University of Manchester from 2011 to 2013. From 2011 to 2013, she was also a member of the External Business Advisory Board of the Faculty of Life Sciences of the University of Manchester, and from 2010 to 2012, Dr. O’Kane was a non-executive director of Manchester Inward Development Agency and a member of the Operational Board of the Association of Greater Manchester Authorities’ Centre of Excellence. Dr. O’Kane co-founded, and from 1998-2010 was the Chief Scientific Officer and Executive Director of, Renovo Group PLC (“Renovo”), a publicly listed U.K. biotech company. Dr. O’Kane has been a member of the Institute of Directors since 2002, and has a diploma in Company Direction from the Institute of Directors. Dr. O’Kane’s particular qualifications for service on our Board include her extensive experience in the healthcare arena in both academic and research capacities, service on the boards of other biotech and healthcare companies, her roles as co-founder, Chief Scientific Officer and Executive Director of Renovo and numerous positions advising healthcare and biotech companies.

There are no family relationships among any of our directors or executive officers.

Committees of Our Board

General

Our Board has three standing committees: an Audit & Compliance Committee, a Compensation Committee and a Nominating & Governance Committee. Each committee is comprised entirely of independent directors, as currently required under the SEC’s rules and regulations and the NASDAQ Stock Market (“NASDAQ”) listing standards, and each committee is governed by a written charter approved by the Board. These charters form an integral part of our corporate governance policies, and a copy of each charter is available on our website at www.livanova.com.

The table below provides the composition of each standing committee of our Board:

Name	Audit & Compliance Committee	Compensation Committee	Nominating & Governance Committee
Hugh M. Morrison	C		IC
Francesco Bianchi	X	X
Stefano Gianotti			X
Arthur L. Rosenthal, Ph.D.		C
Alfred J. Novak	X	X
Sharon O’Kane, Ph.D.			X

C — Chairman
IC — Interim Chairman

Audit & Compliance Committee

The Audit & Compliance Committee is comprised entirely of independent directors and is governed by a Board-approved charter stating its responsibilities. Under its charter, the Audit & Compliance Committee’s key responsibilities include:

•	reviewing our consolidated financial statements and internal controls with management and the independent auditors;

•	monitoring actions we take to comply with our internal accounting and control policies as well as external financial, legal and regulatory requirements;

•	monitoring our internal audit functions;

•	reviewing the qualifications and independence of the independent registered public accounting firm (“independent auditors”) engaged for the purpose of auditing our consolidated financial statements and issuing an audit report for inclusion in appropriate regulatory filings;

•	selecting, subject to required shareholder approvals, our independent auditors and evaluating their performance; and

•	reviewing and approving our investment policy, including any investment guidelines with regard to maturity, liquidity, risk and diversification, and any modification thereto, reviewing our foreign currency strategy, including the use of hedging instruments, and advising the Board with respect to the Company’s key investment objectives and strategies, and the appointment, compensation and oversight of our independent auditors, including pre-approval of all services and the evaluation of their performance.

The Audit & Compliance Committee meets at least quarterly with management, internal auditors and the independent auditors in separate executive sessions to discuss any matter that the any of these groups believe should be discussed privately. Pursuant to its charter, the committee has the authority, at the Company’s expense, to retain professional advisors, including legal, accounting or other consultants, to advise it in connection with the exercise of its powers and responsibilities. The committee is also responsible for engaging and providing for appropriate compensation of the independent auditors.

The Board has determined that each Audit & Compliance Committee member satisfies the standards of independence required by the SEC’s rules and regulations, NASDAQ listing standards and our Corporate Governance Guidelines. The Board has determined that each Audit & Compliance Committee member is financially literate and that Mr. Morrison qualifies as an “audit committee financial expert” within the meaning of the SEC’s rules and regulations. A copy of the Audit & Compliance Committee Charter is available on our website at www.livanova.com.

The Audit & Compliance Committee held three meetings and did not act by written consent during the transitional fiscal period April 25, 2015 to December 31, 2015.

Compensation Committee

The Compensation Committee is comprised entirely of independent directors and is governed by a Board-approved charter stating its responsibilities. The committee establishes the salary and incentive compensation of our executive officers and administers our stock plans. Under its charter, the committee is primarily responsible for:

•	reviewing, evaluating and approving all agreements, plans, policies and programs to compensate our officers and to recommend the same for our directors;

•	reviewing, evaluating and approving equity and equity derivative awards to our officers, employees and others, as permitted by our equity award plans;

•	reviewing and discussing with management the Compensation Discussion and Analysis to be included in appropriate regulatory filings and determining whether to recommend to the Board that the Compensation Discussion and Analysis be included in such filings;

•	endorsing and recommending to the Board for its approval an annual Remuneration Report to be included in the Company’s United Kingdom Annual Report; and

•	producing a report of the Compensation Committee for inclusion in appropriate United States regulatory filings, in accordance with applicable rules and regulations.

The Compensation Committee has the sole authority to retain and terminate a compensation consultant to assist with its responsibilities, as well as the sole authority to approve the consultant’s fees, which are then paid by the Company (within any budgetary constraints imposed by the Board). Our officers do not discuss compensation matters with the Compensation Committee’s consultant, except as needed to respond to questions from the consultant. The Compensation Committee’s consultant does not provide services for the company or any of our officers. Beginning on October 19, 2015, the Compensation Committee has engaged the services of Pearl Meyer & Partners, LLC (“Pearl Meyer”), an experienced compensation consulting firm, to advise the committee on executive compensation matters.

The Board has determined that each Compensation Committee member satisfies the standards of independence required by the SEC’s rules and regulations, NASDAQ listing standards and our Corporate Governance Guidelines. A copy of the Compensation Committee Charter is available on our website at www.livanova.com.

The Compensation Committee held three meetings and did not act by written consent during the transitional fiscal period April 25, 2015 to December 31, 2015.

For the report of the Compensation Committee required by the rules and regulations of the SEC, please refer to Item 11. Executive Compensation below, under the section entitled “Compensation Committee Report.”

Nominating & Governance Committee

The Nominating & Governance Committee is comprised entirely of independent directors and is governed by a Board-approved charter stating its responsibilities. Under the terms of its charter, the committee develops and recommends corporate governance principles and policies to our Board and administers the process for identifying candidates for membership on the Board. This includes developing criteria for Board and committee memberships and recommending and recruiting director candidates. For further information regarding the committee’s policies and procedures for identifying, evaluating, and selecting director candidates, including candidates recommended by stockholders, please refer to the section entitled “—Our Board—Director Selection Process” below.

The Nominating & Governance Committee, or the full Board as the case may be, evaluates the independence and other standards applicable to service on the Board and its committees, including whether each Audit & Compliance Committee member is financially literate and an “audit committee financial expert” within the meaning of SEC Regulation S-K, Item 407(d)(5)(ii), and makes recommendations to the Board regarding director independence. The committee also evaluates and recommends changes as appropriate to Board and committee size, composition and chairmanship and committee structure and administers the process for regular Board and committee self-evaluations. Finally, the committee prepares and recommends the Board’s CEO succession planning policies and reviews succession planning activities.

The Board has determined that each of the Nominating & Governance Committee members satisfies the standards of independence required by the SEC’s rules and regulations, NASDAQ listing standards and our Corporate Governance Guidelines. A copy of the Nominating & Governance Committee Charter is available on our website at www.livanova.com.

The Nominating & Governance Committee held three meetings and did not act by written consent during the transitional fiscal period April 25, 2015 to December 31, 2015.

Our Governance Practices

General

We are committed to sound corporate governance practices. Our governance rules and procedures are described in our Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and charters for each standing committee of our Board. Each of these documents is available on our website at www.livanova.com.

Codes of Ethics

Our Board has adopted a Corporate Code of Business Conduct and Ethics for our executive officers and other employees, agents and representatives. A copy of the code is available on our website at www.livanova.com. Any change to, or waiver from, the code will be disclosed as required by applicable securities laws.

Our Board

Board Size

Our Board is currently composed of eight directors, out of nine directors authorized by our articles of association (“Articles”). The Nominating & Governance Committee of our Board considers and makes recommendations to our Board concerning the appropriate size and needs of our Board and considers candidates to fill new positions created by expansion or vacancies that occur by resignation, retirement or any other reason. Pursuant to our Articles and the terms of the Merger Agreement, each of the above directors is appointed for an initial term that expires at the first annual meeting of members of the Company following the completion of the Company’s second full fiscal year. On November 17, 2015, Rosario Bifulco, former ninth director and Chairman of the Nominating & Governance Committee, resigned from his Board and committee position. The Nominating & Corporate Governance Committee has since begun a search for Mr. Bifulco’s replacement.

Director Independence

As required under the NASDAQ listing rules, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Pursuant to its charter, the Nominating & Governance Committee applies the independence standards required by law, applicable listing rules, our Articles or our corporate governance guidelines to determine whether or not each director and each prospective director is independent and may make a recommendation to the Board as to the independence or not of each director or prospective director.

The Board and the Nominating & Governance Committee have evaluated, with appropriate recommendation, all relevant transactions and relationships between each director, or any of his or her family members, and the Company, senior management and our independent registered public accounting firm. Based on this evaluation, the full Board and the Nominating & Governance Committee have each determined that the following individuals, constituting a majority of the members of our Board, are “independent” as that term is defined in the NASDAQ listing standards and under the U.S. securities laws: Hugh Morrison, Francesco Bianchi, Stefano Gianotti, Arthur Rosenthal, Alfred Novak and Sharon O’Kane.

Director Selection Process

The Nominating & Governance Committee is responsible for establishing criteria for seeking and selecting individuals to recommend to our Board as director candidates. In this regard, the Nominating & Governance Committee considers the entirety of each candidate’s credentials. We have chosen not to specify minimum qualifications that must be met by a candidate, as different factors may assume greater or lesser significance at particular times, and the needs of our Board may vary in light of its composition and the Nominating & Governance Committee’s perceptions about future issues and needs. However, while the Nominating & Governance Committee does not maintain a formal list of minimum qualifications in making its evaluation and recommendation of candidates, it may consider, among other factors:

•	a high ethical character (consistent with our Corporate Code of Business Conduct and Ethics);

•	accomplishments within their respective fields;

•	relevant business and financial expertise and experience, including expertise and experience particularized to our business, and the ability to offer advice and guidance to the CEO based on that expertise and experience;

•	ability to exercise sound business judgment; and

•	diversity reflecting gender, ethnic background, and professional experience.

The Nominating & Governance Committee values diversity as one of several factors considered in evaluating otherwise well-qualified director candidates, as described above, but it has not adopted a formal policy requiring that it be given more or less consideration than other factors in identifying director candidates. All determinations of the committee are made in accordance with appropriate laws and regulations.

The Nominating & Governance Committee may consider candidates for our Board from any reasonable source, including from a search firm engaged by the Nominating & Governance Committee or shareholder recommendations, provided that the procedures set forth below, and the full procedures identified our Corporate Governance Guidelines, are followed. Any invitation to join our Board is extended by the Board and by the Chairman of the Nominating & Governance Committee.

A shareholder or group of shareholders may recommend potential candidates for consideration by the Nominating & Governance Committee by sending a written request to the Office of the Company Secretary, by mail at 5 Merchant Square, North Wharf Road, London W2 1AY, United Kingdom, not less than 90 nor more than 120 days prior to the first anniversary of the annual meeting for the previous year. The written request must include all information relating to such director candidate that is required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors, or otherwise required, pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including such person’s written consent to be named in the proxy statement as nominee and to serving as a director is elected. In addition, the request must include:

•	the nominating shareholder’s or shareholders’ name(s) and address(es) as they appear on the Company’s books;

•	the class and number of shares beneficially owned by the nominating shareholder(s);

•	a description of all agreements, arrangement and understanding between such shareholder(s) (other than where the shareholder is a depositary, as defined under the Articles), each proposed director candidate and any other person or persons (including their names) in connection with the nomination of a director;

•	any other information relating to such shareholder(s) that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies pursuant to Regulation 14A under the Exchange Act; and

•	to the extent known by the shareholder(s) giving notice, the name and address of any other shareholder(s) supporting the election of the director candidate.

Additionally, under sections 338 and 338A of the Companies Act 2006, shareholders meeting the threshold requirements in those sections may require the Company (i) to include a resolution in its notice of annual general meeting or (ii) require the Company to include any matter (other than a proposed resolution) in the business to be dealt with at the annual general meeting. Provided that the appropriate thresholds are met, notice of the resolution or matter must be received by the Company at the Office of the Company Secretary at 5 Merchant Square, North Wharf Road, London W2 1AY, United Kingdom at least six weeks prior to the date of the annual general meeting or, if later, at the time notice of the annual general meeting is delivered to shareholders.

From time to time, the Nominating & Governance Committee may request additional information from the nominee or the nominating shareholder(s). Possible candidates suggested by shareholders are evaluated by the Nominating & Governance Committee in the same manner as other possible candidates.

Meetings

Our Board held a total of 9 meetings and acted by written consent 2 times during the transitional fiscal period April 25, 2015 to December 31, 2015.

Chairman and Chief Executive Officer; Executive Sessions

Our Board separates the positions of CEO and Chairman of our Board. We believe that an independent Chairman facilitates our Board’s independent oversight of our executive officers’ management of strategic direction, operational execution, and business risk, thereby better protecting shareholder value. Daniel J. Moore currently serves as the non-executive Chairman of our Board.

The non-executive directors of the Company meet at least quarterly in executive sessions held at the beginning or the end of regularly scheduled meetings of our Board. Our current Chairman, Mr. Moore, presides over Board meetings and executive sessions of our independent directors.

Annual Shareholder Meeting Attendance

We do not have a formal policy regarding director attendance at our annual meeting. However, our directors are expected to attend board meetings and meetings of committees on which they serve and to spend the time needed and meet as frequently as necessary to discharge their responsibilities appropriately.

Limitation on Public Company Board Service

The Nominating & Governance Committee monitors the number of public company boards on which each director serves and develops limitations on such service as appropriate to ensure the ability of each director to fulfill his or her duties and as otherwise may be required or limited by applicable securities laws or NASDAQ listing standards. Our Board has adopted a policy, described in our Corporate Governance Guidelines, prohibiting any Board member from serving on the boards of more than four other public companies. In addition, no director may serve on the audit committee of more than two other public company boards, if that director also serves on our Board’s Audit & Compliance Committee, unless our Board specifically determines that such service would not impair the director’s ability to serve effectively on our Board’s Audit & Compliance Committee. Our Board currently complies with these policies.

Term and Age Limits

Our Board does not believe it should establish term or age limits. Term and age limits help ensure the availability of fresh ideas and viewpoints, but deprive the Board of directors who have been able to develop, over a period of time, increasing insight into our business and operations and, therefore, provide an increasing contribution to the Board as a whole. As an alternative to term or age limits, the Nominating & Governance Committee annually reviews the performance of our Board and the need for or advisability of any changes to the membership our Board.

CEO Evaluations and Succession Planning

The Compensation Committee annually reviews and approves corporate goals and objectives relevant to the compensation of the Company’s CEO, evaluates the performance of the CEO in light of those goals and objectives and sets the compensation of the CEO based on this evaluation.

The Nominating & Governance Committee reports to our Board on succession planning for our directors, CEO and other executive officers at least annually and works with the Board to evaluate potential successors to the CEO.

Board and Committee Evaluations

Our Board conducts an annual self-evaluation to assess the extent to which it and its committees are functioning effectively. The Nominating & Governance Committee monitors the self-evaluation process to ensure that the Board and committees conduct and review the results of the evaluations. The assessments focus on our Board’s structure and composition, committees, culture, information and resources, meetings and processes and key responsibilities, with particular emphasis on areas that can be improved. The self-evaluations are completed at the end of each fiscal year.

Director Orientation and Continuing Education

Our Board takes measures as it deems appropriate to ensure that its members act on a fully-informed basis. To that end, our Board adopted a policy requiring that each member of our Board attend at least one director education program every three fiscal years. The Nominating & Governance Committee is responsible for ensuring compliance with this policy, which is set forth in our Corporate Governance Guidelines. Each of our directors is currently compliant with this policy.

Each new director is provided the opportunity to review information regarding our business, personnel and operations in conjunction with accepting a seat on our Board. We assemble orientation materials for new directors and host an orientation session to introduce our business and our Board procedures and processes. Additional steps with respect to director orientation and continuing education are taken as necessary to comply with applicable securities laws and NASDAQ listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and greater-than-10% shareholders are also required by securities laws to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of Forms 3, 4, and 5 (including amendments to such forms) furnished to us during and with respect to the transitional fiscal period April 25, 2015 to December 31, 2015, except as set forth below, no director, officer or beneficial owner of more than 10% of our registered shares failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the transitional fiscal period April 25, 2015 to December 31, 2015:

•	On October 22, 2015, André-Michel Ballester and Daniel Moore each filed an initial statement of beneficial ownership on Form 3, originally due September 24, 2015.

•	On April 27, 2016, Equinox Two S.c.a. (“Equinox”) and its wholly owned subsidiary, Tower 6 S. à r.l. (“Tower 6”), each filed a Form 3, originally due October 29, 2015, initially reporting their greater-than-10% ownership.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes our executive compensation programs for the transitional period from April 25, 2015 through December 31, 2015, which we refer to as fiscal year 2015 or the reporting period, and explains how the Compensation Committee of the Board made its compensation decisions for our named executive officers.

EXECUTIVE SUMMARY

We experienced an extraordinary year in 2015. On February 26, 2015, Cyberonics, Inc., a Delaware corporation, (“Cyberonics”), and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”), announced the intention to combine in a transaction that the boards of directors of Cyberonics and Sorin believed represents a compelling opportunity to create a new premier global medical technology company (the “Transaction”). In April 2015, we began extensive planning for the integration of Cyberonics and Sorin, and in mid-October 2015, we closed the Transaction to form LivaNova PLC. As a newly formed company with pro-forma annual sales of approximately $1.2 billion and a combined market capitalization of approximately $2.7 billion, we rely on the talents of more than 4,600 employees worldwide to design, manufacture and deliver our market-leading cardiac surgery and neuromodulation products, as well as our innovative cardiac rhythm management products, to patients, physicians and hospitals in more than 100 countries across the globe.

In the month prior to the closing, the director-designees for the Compensation Committee met and discussed committee governance, including a draft of the Compensation Committee’s charter, the appointment of an independent compensation consultant, the independence of the director-designees, and priorities for the Compensation Committee’s business after the merger closed, including the compensation package for our Chief Executive Officer (“CEO”). On the day of the Transaction closing, our Board met and confirmed the appointment of the director-designees as members of the Compensation Committee, approved the Compensation Committee’s charter, and approved awards of stock appreciation rights for certain executive officers as contemplated by the Transaction agreement, among many other matters of Board business. Also at that time, the Compensation Committee met and confirmed the independence and appointment of its compensation advisors and approved a service agreement for our CEO. The Compensation Committee met again in November 2015, approving certain equity award elements of the CEO’s compensation package and discussing its overarching philosophy on executive officer compensation. During the balance of the fiscal year, the Compensation Committee planned for its first full fiscal year, 2016.

Early in fiscal year 2016, working with its compensation consultant, the Compensation Committee approved base salaries and annual cash incentive compensation for our executive officers. In approving adjustments to the cash compensation paid by our legacy companies, the Compensation Committee considered changes in the scope of each executive officer’s responsibilities, if any, individual performance, the extent of each executive officer’s experience and accomplishments, the extent to which adjustments will promote internal equity among executive officers from our legacy companies, and benchmarking data provided by its compensation advisor.

The Compensation Committee also approved equity awards for our executive officers, including our CEO, early in fiscal year 2016. The CEO’s equity awards, with a $4.0 million grant date value approximating the median value in the benchmarking data for an annual award, comprised performance- and market-based restricted stock units, and stock appreciation rights that are subject to time-based vesting. The Compensation Committee intends to mirror these performance- and market-based awards on an annual basis for our other executive officers to align the full senior team with our stockholders; however, for this first annual award to our other executive officers, the Compensation Committee opted instead to grant time-based restricted stock unit awards that provide a strong retention incentive during the challenging period of change associated with our merger.

In this Compensation Discussion and Analysis set forth below, we provide an overview and analysis of the compensation awarded to or earned by our named executive officers identified in the Summary Compensation Table below during the 2015 reporting period, including the elements of our compensation program for named executive officers, material compensation decisions made under that program for fiscal year 2015 and the material factors considered in making those decisions. Our named executive officers for the reporting period ended December 31, 2015, which consist of our principal executive officer, our principal financial officer and our three most other highly compensated executive officers (collectively, the “named executive officers”) are:

•	André-Michel Ballester, who serves as Chief Executive Officer and Director and is our principal executive officer;

•	Vivid Sehgal, who serves as Chief Financial Officer (“CFO”) and is our principal financial officer;

•	Michel Darnaud, who serves as President of our Cardiac Surgery Business Unit;

•	Jacques Gutedel, who serves as President of our Intercontinental Sales Division; and

•	Demetrio Mauro, who served as Chief Integration Officer through December 31, 2015.

This section also describes the actions and decisions of the Compensation Committee as it relates to compensation decisions for the 2015 reporting period. Where relevant, the discussion below also reflects certain contemplated changes to our compensation structure that occurred after fiscal year 2015 but before our annual meeting.

Stockholder Outreach

We are committed to engagement with our stockholders on executive compensation and corporate governance matters. As a new company, we have been focused in this first annual reporting cycle on defining roles and setting up internal processes that will facilitate compliance with the reporting requirements of our dual listings in the U.K. and the U.S. We expect to begin active outreach to our large stockholders in the latter half of fiscal 2016. We are committed to reviewing all stockholder feedback throughout the current reporting cycle, as well as later in the year, and the Compensation Committee will consider such feedback in evaluating our compensation program. We are also committed to continued engagement between stockholders and the Company so that we can fully understand and consider stockholders’ input and concerns.

Details of our Compensation Program

Compensation Philosophy, Objectives, and Rewards

Working with its compensation advisor, Pearl Meyer, our Compensation Committee developed a compensation philosophy and began to implement compensation arrangements that reflect that philosophy in 2015. Our executive compensation program aims to recruit and retain key executive officers responsible for our success and to help motivate these officers to enhance long-term stockholder value. To achieve these ends, the Compensation Committee’s executive compensation decisions are based on the following principal objectives:

•	Providing a competitive compensation package that attracts, motivates, and retains talented executive officers with the skills and experience to ensure our long-term success. We have included multiple pay and reward vehicles that work together to achieve our overall compensation objectives. These vehicles deliver a competitive package that focuses on rewarding performance and retaining talent, while maintaining alignment with stockholder interests.

•	Rewarding individual performance while ensuring a meaningful link among our operational performance, stockholder interests, and the total compensation received by our executive officers. A substantial portion of each executive officer’s compensation is based on the collective performance of our management team, as measured by the achievement of specific, key company objectives. The emphasis on overall performance is designed to focus our executive officers, working as a team, on a common purpose, using shared performance standards aligned with stockholder interests.

•	Balancing the components of compensation so that short-term (annual) and long-term performance objectives are recognized. Our success depends on our executive officers being focused on the critical strategic and tactical objectives, both short-term and long-term, that lead to our success as a company. The components of our compensation package, coupled with the performance objectives, align our executive compensation with our business objectives. The design of the program, the selected performance objectives, and the timing of awards and payouts are all intended to drive business performance and increase stockholder returns.

Determination of Compensation

During fiscal year 2015, the Compensation Committee made compensation decisions with respect to our CEO and engaged Pearl Meyer to provide benchmarking data with respect to our other executive officers. During the first quarter of fiscal year 2016, the Compensation Committee made compensation decisions with respect to our other executive officers. We expect that the Compensation Committee, pursuant to its charter, will make future compensation decisions with respect to our executive officers, including the named executive officers.

In making executive compensation determinations, we rely on several tools to set compensation elements and compensation targets consistent with our executive compensation program objectives. We applied these tools, to the extent available, during the initial compensation determinations in fiscal year 2015 and early fiscal year 2016. These include:

•	Assessment of Individual Performance. Individual performance has a strong impact on compensation.

•	CEO. The Compensation Committee meets with our CEO at the beginning of the fiscal year to agree on the CEO’s performance objectives for the year. At the end of the fiscal year, the Compensation Committee and the Chairman of our Board meet in executive session to assess the CEO’s performance against his performance objectives, his contribution to our company’s performance, his ethics and integrity and other leadership accomplishments.

•	Other Executive Officers. For all other executive officers, the Compensation Committee receives performance assessments and compensation recommendations from the CEO and also exercises its judgment based on the Board’s interactions with the executive officers. As with the CEO, an executive officer’s performance assessment is based on individual achievements and contributions, contribution to our company’s performance, ethics and integrity and other leadership accomplishments.

•	Assessment of Company Performance. The Compensation Committee establishes specific, objectively-measureable company performance objectives that the Board, the Compensation Committee and management believe will help drive stockholder value. Achievement or not of the performance objectives determines the payouts under the annual executive bonus program and the lapsing or not of forfeiture restrictions on performance-based equity incentive awards.

•	Benchmarking Analysis. The Compensation Committee reviews peer-group data as a market check for compensation decisions, but does not base compensation targets on peer-group data alone.

•	Individual Competitiveness. The Compensation Committee compares the overall pay of individual executives to the most relevant benchmarking data available from its independent advisor, Pearl Meyer. The individual’s pay is driven primarily by individual and company performance, as well as internal pay equity; the peer group data is used as a market check to compare individual pay to the broad middle range (25th to 75th percentile) of peer group pay. The Compensation Committee typically seeks to maintain base salary toward the middle of peer group pay, but will permit annual bonus and long-term equity incentive awards to approach the upper end of the broad middle range when justified by individual and company performance.

•	Overall Competitiveness. The Compensation Committee uses aggregated market data as a reference point to ensure that executive compensation is competitive, meaning within at least the broad middle range of comparative pay at peer companies when the company achieves its targeted performance levels.

•	Peer Group. The Compensation Committee used the survey data from a peer group of companies, as well as proprietary custom survey data, to benchmark its initial compensation decisions in fiscal year 2015 and early fiscal year 2016.

•	The 2015 Peer Group Survey. The compensation committee of the board of directors of Cyberonics (“Cyberonics Compensation Committee”) engaged Pearl Meyer in June 2015 to recommend a peer group of companies for benchmarking the compensation of our directors and executive officers. Pearl Meyer identified a pool of potential U.S.-based peer companies from the Global Industry Classification Standard sub-industries, Healthcare Equipment and Healthcare Services; filtered the pool to include companies whose revenue or market capitalization generally approximated a range of 40% to 250% of our revenue and market capitalization; and examined the product and service offerings and growth and valuation prospects to identify comparable companies that would place us approximately at the median for revenue and market capitalization among these companies. The Cyberonics Compensation Committee instructed Pearl Meyer to focus on U.S. companies, as opposed to a blended peer group of U.S. and U.K. companies, because our ordinary shares were expected to trade predominantly on the NASDAQ exchange, and because a higher percentage of target total cash compensation tends to be variable in the U.S. as compared to the U.K. Because of this difference in pay mix, blending U.S. and U.K. data skews the resulting benchmarks relative to the data in either geography alone. Pearl Meyer selected a peer group of 17 companies (the “2015 Peer Group”), as follows:

Alere Inc.	Intuitive Surgical, Inc.
Align Technology, Inc.	Masimo Corporation
CONMED Corporation	Merit Medical Systems, Inc.
Edwards Lifesciences Corporation	Nuvasive, Inc.
Globus Medical, Inc.	ResMed Inc.
Greatbatch, Inc.	Teleflex Incorporated
Hill-Rom Holdings, Inc.	The Cooper Companies, Inc.
Hologic, Inc.	Varian Medical Systems, Inc.
Integra LifeSciences Holdings Corporation

The Cyberonics Compensation Committee used survey data from the 2015 Peer Group (the “2015 Peer Group Survey”) to benchmark the compensation for our CEO and CFO, whose service agreements were negotiated prior to the closing of the Transaction.

•	The 2015 Custom Survey. Because the positions of some of our executive officers did not closely match the positions represented in the 2015 Peer Group Survey, Pearl Meyer used two proprietary survey sources within the Life Sciences and High Technology industries, in some instances blended with data from the 2015 Peer Group Survey, to establish benchmarks for these executive officers (the “2015 Custom Survey”). Whenever possible, these proprietary data were scoped to be comparable to either our number of employees or our revenue. Our Compensation Committee used the 2015 Custom Survey early in fiscal year 2016 to benchmark compensation for our executive officers, including our named executive officers other than our CEO and CFO.

Role of Compensation Consultant in Determining Executive Compensation

When making compensation decisions in 2015, our Compensation Committee considered advice and data provided by Pearl Meyer, as described above under the heading “—Determination of Compensation.”

The Compensation Committee has the sole authority to retain and terminate a compensation consultant to assist with its responsibilities, as well as the sole authority to approve the consultant’s fees, which are then paid by the company. Our executive officers do not discuss compensation matters with the Compensation Committee’s consultant, except as needed to respond to questions from the consultant or understand the data underlying the consultant’s reports. The Compensation Committee’s consultant does not provide services for the company or any of our executive officers or other employees.

Role of Executive Officers in Determining Executive Compensation

Our Compensation Committee works with our executive management team, including our CEO and our Senior Vice President, Human Resources & Information Technology (“SVP-HR”), to oversee our executive compensation programs.

Our CEO plays a key role in the process by:

•	recommending, at the beginning of the fiscal year, the performance objectives for our Annual Executive Bonus Program;

•	recommending, at the beginning of the fiscal year, adjustments to annual base salaries and the target amount of short-term incentives for our executive officers;

•	recommending, at the beginning of the fiscal year, equity incentive awards for our executive officers;

•	preparing, at the end of the fiscal year, an evaluation of each executive officer and a self-evaluation; and

•	preparing, at the end of the fiscal year, an analysis of performance objective achievements and recommending annual bonus amounts for each officer.

During fiscal year 2015, our SVP-HR assisted the Compensation Committee by assembling and providing to our Compensation Committee certain officer compensation data requested by the Compensation Committee’s independent compensation advisor, Pearl Meyer. Early in fiscal year 2016, our SVP-HR assisted the CEO and the Compensation Committee by assembling financial and other data for measuring achievement of our 2015 performance objectives.

Elements of Our Executive Compensation Program

Historically, and for fiscal year 2015, our executive compensation program consisted of the following elements, each established as part of our program in order to achieve the compensation objective specified below:

Compensation Element	Compensation Objectives Designed to be Achieved and Key Features
Base Salary	Provide a stable, competitive incentive that helps negate excessive risk-taking
Cash-Based Incentive Compensation	Provide alignment with stockholder value and a retention incentive for our executive officers
Equity-Based Compensation	Establish an ownership culture that aligns the interests of our executive officers with that of our stockholders, while providing an incentive to retain our key employees
Health and Welfare Benefits	Provide for the welfare of our employees, while maintaining a competitive recruiting environment

We do not currently have, and we do not expect to have, formal policies relating to the allocation of total compensation among the various elements of our compensation program. We intend to continue to evaluate the mix of base salary, short-term incentive compensation and long-term incentive compensation to appropriately align the interests of our named executive officers with those of our stockholders.

Base Salaries

The annual base salaries of our named executive officers are an important part of their total compensation package, and are intended to reflect their respective positions, duties and responsibilities. Base salaries help balance the incentive portions of the compensation program and thereby provide stability and reduce the incentive for excessive risk-taking. The Compensation Committee reviews base salaries at the beginning of the fiscal year. In establishing base salaries, the Compensation Committee considers the following factors:

•	individual performance during the recently-concluded fiscal year and potential future contribution;

•	responsibilities, including any recent changes in those responsibilities;

•	level of expertise and experience of the executive officer compared to that required for a position;

•	strategic importance of a position;

•	internal pay equity among positions; and

•	competitive benchmarking data.

Fiscal Year 2015

The compensation packages, including the base salary, for our CEO and CFO were negotiated by the director-designee expected to be elected as the chairman of our Board and the director-designee members of our Compensation Committee immediately prior to the Transaction closing, and in the case of our CEO, adopted and approved by our Compensation Committee immediately following the Transaction closing. Base salaries for our other named executive officers in 2015 were unchanged from their base salaries at their legacy employer prior to the Transaction closing.

Early in fiscal year 2016, the Compensation Committee approved adjustments to the base salaries of our executive officers, other than our CEO and CFO, to reflect changes in responsibilities, better alignment with market-based compensation, and better internal alignment among the executive team.

The following table sets forth the annual base salaries of our named executive officers for 2015:

Named Executive Officer	2015 Base Salary
André-Michel Ballester	$186,487	(Apr. 25 – Oct. 18)(1)(2)
	$883,971	(Oct. 19 – Dec. 31)(2)
Vivid Sehgal	$491,949
Michel Darnaud(3)	$497,657
Jacques Gutedel(2)	$492,389
Demetrio Mauro	$396,817

(1)	Prior to October 19, 2015, Mr. Ballester’s base salary was based on his 2007 Swiss employment agreement. In addition, pursuant to a separate Italian director services agreement, Mr. Ballester was also eligible to receive annual retainer fees in the amount of $597,472 for his service as a director on the Sorin board of directors and for his service on the Executive Committee of the Sorin board of directors during this period.
(2)	Each of Messrs. Ballester and Gutedel receives as a portion of his base salary a representation allowance intended to cover costs associated with representing the applicable company as an executive officer.
(3)	Mr. Darnaud’s base salary includes a 20% advance foreign-service premium paid monthly.

Fiscal Year 2016

Early in fiscal year 2016, the Compensation Committee approved adjustments to the base salaries of our executive officers, other than our CEO and CFO, to reflect changes in responsibilities, better alignment with market-based compensation, and better internal alignment among the executive team. Messrs. Darnaud and Gutedel each received a 2% cost-of-living increase generally consistent with increases for employees company-wide. Mr. Mauro resigned effective on December 31, 2015 and received no additional compensation thereafter.

Named Executive Officer	2016 Base Salary
Michel Darnaud	$507,098
Jacques Gutedel	$501,961

Cash-Based Incentive Compensation

Fiscal Year 2015

We consider annual cash incentive bonuses to be an important component of our total compensation program, providing incentives that compensate our executive officers for achieving objectives intended to enhance stockholder value and that promote retention of our executive officers. Each named executive officer is eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the named executive officer’s base salary (or, prior to October 19, 2015, a percentage of Mr. Ballester’s director’s fees payable under his Italian director services agreement). In fiscal year 2015, our named executive officers, other than Mr. Mauro, participated in an annual cash incentive bonus program at the following target percentages of base salary:

Named Executive Officer	Target Percentage
André-Michel Ballester	80%	(Apr. 25 – Oct. 18)
	100%	(Oct. 19 – Dec. 31)
Vivid Sehgal	75%
Michel Darnaud	62%
Jacques Gutedel	62%
Demetrio Mauro	—

Because of the short period between the closing of the Transaction and fiscal year end, we did not adopt an incentive award plan for fiscal year 2015. Each of the named executive officers, other than Mr. Sehgal and Mr. Mauro, however, already participated in a short-term cash incentive plan (the “2015 Sorin Group Plan”) adopted by their legacy employer for fiscal year 2015, intended to cover the full calendar year 2015 (before and after the Transaction closing). Because Mr. Sehgal was fully engaged and critical to our successful operations in 2015, the Compensation Committee awarded him a bonus at the target percentage specified in his 2015 service agreement, prorated for the period of his employment from October 19 to December 31, 2015.

The 2015 Sorin Group Plan consisted of two parts corresponding approximately to the period prior to Transaction closing (January 1 to September 30, 2015, or the “First Period”) and the period in substantial part after Transaction closing (October 1 to December 31, 2015, or the “Second Period”). Each participant in the 2015 Sorin Group Plan was eligible to receive a cash incentive for the First Period calculated as the sum of:

•	the product of:

¡	the percentage achievement of Sorin’s corporate performance objectives for the First Period;

¡	the percentage achievement of individual performance objectives for the First Period; and

¡	75% of the target bonus amount; and

•	the product of:

¡	the percentage achievement of individual performance objectives for the First Period; and

¡	25% of the target bonus amount.

Mr. Ballester’s individual performance objectives for the First Period consisted of (i) timely launch of new products (20%); (ii) expansion of sales in emerging markets (10%); (iii) achievement of key milestones in the company’s new ventures (20%); and (iv) successful completion of the merger with Cyberonics (50%). Mr. Darnaud’s individual performance objectives consisted of (i) achievement of key financial metrics for the company’s Cardiac Surgery business (50%); (ii) timely launch of the company’s new Cardiac Surgery products (30%); (iii) provide support for the merger integration activities (10%); and (iv) actively promote a culture of compliance (10%). Mr. Gutedel’s individual performance objectives consisted of (i) achievement of sales and EBITDA metrics for the company’s Intercontinental Division (30%); (ii) achievement of key metrics in direct countries (15%); (iii) expansion of sales in emerging markets (25%); (iv) complete acquisition of distributors in Columbia and Australia (20%); and (v) actively promote a culture of compliance (10%). Mr. Mauro and Mr. Sehgal did not participate in the 2015 Sorin Group Plan.

Each participant in the 2015 Sorin Group Plan was eligible to receive a cash incentive for the Second Period calculated as the product of:

•	the percentage achievement of individual performance objectives for the Second Period; and

•	25% of the target bonus amount.

Mr. Ballester’s sole individual performance objective for the Second Period was to lead our new company to a successful first 75 days (100%). Mr. Sehgal was not a participant in the 2015 Sorin Group Plan. Mr. Darnaud’s individual performance objective was to achieve a revenue target for the launch of a new product (100%). Mr. Gutedel’s individual performance objective was to achieve his Q4 revenue target (100%). Mr. Mauro and Mr. Sehgal did not participate in the 2015 Sorin Group Plan and were not eligible to receive a payment thereunder.

The percentage achievement of Sorin’s corporate performance objectives was determined by reference to the following matrix, based on Sorin’s sales and adjusted net profit for the First Period (excluding restructuring charges, merger and acquisition-related sales and expenses, and special items), provided that Sorin achieved a threshold free cash flow of at least $19.266 million. Sales, adjusted net profit and free cash flow have been converted from euro to dollars using an exchange rate of $1.11365 per euro, which was the period average published rate from the OANDA Corporation currency database from January 1, 2015 and September 30, 2015.

	Sorin Adjusted Net Profit (in USD millions)
Sorin Sales (in USD Millions)		< 34.2	≥	34.2	≥	36.1	≥	38.0	≥	39.9	≥	41.8
	≥ 670.0	100%		110%		120%		130%		140%		150%
	≥ 663.4	90%		100%		110%		120%		130%		140%
	≥ 656.9	80%		90%		100%		110%		120%		130%
	≥ 650.5	70%		80%		90%		100%		110%		120%
	≥ 643.9	60%		70%		80%		90%		100%		110%
	≥ 637.5	50%		60%		70%		80%		90%		100%
	≥ 630.9	40%		50%		60%		70%		80%		90%
	< 630.9	25%		40%		50%		60%		70%		80%

Pursuant to the 2015 Sorin Group Plan and Mr. Sehgal’s 2015 service agreement, the Compensation Committee awarded the following cash-based incentive payments for fiscal year 2015. For further explanation of the payouts made for fiscal year 2015, please see below under “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—2015 Cash Incentive Awards”:

Named Executive Officer	Fiscal Year 2015 Cash Incentive Payment
André-Michel Ballester	$300,879
Vivid Sehgal	$74,804
Michel Darnaud(1)	$92,708
Jacques Gutedel	$89,644
Demetrio Mauro	—

(1)	Paid out as foreign expatriation premium.

Fiscal Year 2016

We adopted our first Annual Executive Bonus Program (the “Bonus Program”) during the first quarter of fiscal 2016. The Bonus Program includes two objectives, each weighted at 50%:

•	Achievement of an adjusted net sales objective, and

•	Achievement of an adjusted net profit objective.

The Compensation Committee selected adjusted net sales and adjusted net profit as appropriate company objectives because they are the financial metrics that are most widely used by management, our Board, investors, and analysts to evaluate the performance of our business. In addition, each executive officer can contribute directly or indirectly to these objectives, and bonuses are paid only to the extent that we meet these objectives.

Our percentage achievement of the performance objectives will be scaled down or up by 2% for each 1%, or portion thereof, of underachievement or overachievement, respectively, between an underachievement of at least 80% and an overachievement of up to 125%. Applying this scaling factor to the performance objectives, individual bonuses can range from a low of 0% to a high of 150% of an executive officer’s target bonus amount.

Equity-Based Compensation

We view equity-based compensation as a critical component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns interest of executives with those of our stockholders. Equity-based compensation also provides a strong incentive for retention of our leaders, our top talent, and our employees serving in critical roles. We do not currently have any formal policy for determining the number of equity-based awards to grant to named executive officers.

Fiscal Year 2015

Sorin Legacy Equity Plans. In 2012, 2013, and 2014, Messrs. Ballester, Darnaud, Gutedel and Mauro (the “Sorin Participants”) were granted equity awards under the applicable Sorin legacy equity plan that settle in the form of ordinary shares of Sorin upon the achievement of pre-set performance objectives in relation to the final year of each three-year period of reference. They were granted performance shares under Sorin’s 2012-2014, 2013-2015 and 2014-2016 Long Term Incentive Plans. The performance objectives for the 2012-2014 cycle were tied to adjusted net profit achieved and the performance of Sorin’s ordinary shares on the stock market in relation to official stock-exchange indices, and the performance objectives for the 2013-2015 and 2014-2016 cycles were tied to an earnings parameter and two parameters linked to the stock market performance of Sorin’s ordinary shares in relation to official market indices.

The Sorin Participants also were granted stock appreciation rights pursuant to the 2014-2016 Long Term Incentive Plan, the value of which was determined based on growth in the price of Sorin’s ordinary shares between the grant date and the exercise date, which date cannot be earlier than three years from the grant date nor later than three years from the vesting date. They also chose to defer certain of their bonuses in the form of deferred bonus shares under the Sorin 2012 Deferred Bonus Program, which vested based on continued employment over a three-year period from 2012 through 2015.

Performance shares under the 2012-2014 Long Term Incentive Plan of Sorin were settled in Sorin ordinary shares pursuant to their existing terms at the originally scheduled time (on May 5, 2015), based on the actual level of performance, which was 30.57%.

In connection with the closing of the Transaction, each Sorin Participant in the 2012-2014 Long Term Incentive Plan also received a number of our LivaNova ordinary shares equal to the product (rounded down to the nearest whole number) obtained by multiplying (i) 69.43% of the number of Sorin ordinary shares that would have been payable to such individual with respect to such performance shares pursuant to the terms of such 2012-2014 Long Term Incentive Plan if the respective target levels of performance had been achieved at 100% with respect to such awards by (ii) the Sorin exchange ratio.

Additionally, in connection with the closing of the Transaction, vesting conditions applicable to each restricted stock unit and each performance share pursuant to the 2013-2015 and 2014-2016 Long Term Incentive Plans (each, a “Sorin LTI Award”) accelerated at 100% of the target level and were converted into a number of LivaNova ordinary shares equal to the product (rounded down to the nearest whole number) obtained by multiplying (i) the number of Sorin ordinary shares subject to such Sorin LTI Award immediately prior to the Sorin merger effective time by (ii) the Sorin exchange ratio, subject to a lock-up period for a specified number of shares. Upon conversion, a portion of these shares, with such portion equal to the number of Sorin shares that would have been payable pursuant to the respective Sorin LTI Award based (a) on actual performance for the 2012-14 period (which was 30.57%) and (b) the portion of the applicable performance period completed as of the closing date. Of the remaining shares payable with respect to each such award, 50% will be paid on February 26, 2016 and 50% will be paid on February 26, 2017.

Further, in connection with the closing of the Transaction, the stock appreciation rights held by the Sorin Participants were fully vested and converted into a stock appreciation right issued under the Sub-Plan with respect to a number of LivaNova Shares equal to the product obtained by multiplying (i) the number of ordinary shares of Sorin subject to the stock appreciation right by (ii) the Sorin exchange ratio, at an exercise price per share equal to the quotient obtained by dividing (a) the per share exercise price of the Sorin stock appreciation rights by (b) the Sorin exchange ratio, subject to a lock-up period for one-half the number of shares subject to the stock appreciation right.

Lastly, in connection with the closing of the Transaction, vesting conditions associated with the deferred bonus shares fully accelerated were converted into a number of LivaNova ordinary shares equal to the product of (i) the number of Sorin ordinary shares subject to the deferred share award as of the effective time of the Transaction, and (ii) the Sorin exchange ratio.

2015 Incentive Award Sub-Plan. We adopted a 2015 Incentive Award Sub-Plan, which together with our 2015 Incentive Award Plan is referred to below as the Equity Plan, in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. For additional information about the Equity Plan, please see the section titled “Equity Plan” below.

The following table sets forth the stock appreciation rights and restricted stock units granted to our named executive officers in fiscal year 2015.

Named Executive Officer	2015 Stock Appreciation Rights Granted	2015 Restricted Stock Units Granted
André-Michel Ballester	166,703	89,174
Vivid Sehgal	59,435	—
Michel Darnaud	59,435	—
Jacques Gutedel	59,435	—
Demetrio Mauro(1)	23,585	—

(1)	Effective with his resignation, Mr. Mauro forfeited all of his stock appreciation rights awarded in 2015.

The Compensation Committee approved the awards of 2015 stock appreciation rights on October 19, 2015, day 1 for our company (“Day 1 SARs”). These stock appreciation rights were conceived during the negotiation of the Transaction agreement as an incentive to motivate the executive officers who would continue with the new company and others whose services would be needed for a transitional period to lead the merging companies successfully through a disruptive integration and closing process. As described in the Transaction agreement, 50% of the rights from each award will vest on each of the first two anniversaries of the grant date and will expire on the third anniversary of the vest date.

The Compensation Committee approved the award of Mr. Ballester’s 2015 restricted stock units on November 18, 2015. This one-time award, which is intended to promote Mr. Ballester’s retention during the term of his service agreement, was negotiated in connection with the execution of his U.K. service agreement, which took effect on October 19, 2015. Twenty percent of Mr. Ballester’s 2015 restricted stock units will vest on each of the first three anniversaries of the grant date, and the remaining 40% will vest on the fourth anniversary of the grant date. Annual awards during the term of Mr. Ballester’s service agreement, the first of which was issued in fiscal year 2016, will comprise stock appreciation rights and restricted stock units with performance- and market-based vesting conditions.

Fiscal Year 2016

The following table sets forth the stock appreciation rights and restricted stock units granted to our named executive officers in the 2016 fiscal year. Mr. Mauro resigned effective December 31, 2015 and was therefore not eligible to receive any grants in the 2016 fiscal year.

Named Executive Officer	2016 Stock Appreciation Rights Granted	2016 Restricted Stock Units Granted
André-Michel Ballester	56,682	52,083
Vivid Sehgal	—	26,041
Michel Darnaud	—	—
Jacques Gutedel	—	26,041
Demetrio Mauro	—	—

The Compensation Committee approved awards of stock appreciation rights and restricted stock units to Mr. Ballester on March 11, 2016. Twenty-five percent of the stock appreciation rights will vest on each of the first four anniversaries of the grant date. The award of restricted stock units includes 34,722 units subject to performance-based forfeiture restrictions and 17,316 restricted stock units subject to a market-based forfeiture restriction. Twenty-five percent of the units (a “tranche”) subject to the performance-based forfeiture restrictions will vest or lapse following the end of each of the four fiscal years commencing with fiscal year 2016. Fewer than all units in each tranche (50% or 75% thereof) may vest, and the balance of units will lapse, if the principal performance objective is missed, but a subsidiary performance objective is achieved. All units subject to the market-based forfeiture restriction will vest only if the market objective is achieved during the period between May 1, 2019 and April 30, 2020.

The Compensation Committee approved one-time awards of restricted stock units to Messrs. Sehgal and Gutedel intended to promote their retention over the succeeding four-year period. Twenty percent of the shares subject to the awards will vest on each of the first three anniversaries of the grant date, and the remaining 40% will vest on the fourth anniversary of the grant date. The Compensation Committee intends to grant annual awards to the executive officers beginning in fiscal year 2017 aligned in form to Mr. Ballester’s 2016 awards and having a value generally in the range of one to two times the officers’ base salaries, depending on individual performance, level of responsibility, expertise and experience, internal equity, and competitive benchmarking data.

Perquisites and Other Benefits

Our named executive officers are provided with certain perquisites and other benefits to aid in the performance of their respective duties and to provide compensation competitive with that of executives with similar positions and levels of responsibilities in their respective geographies. These benefits may include payment of travel and local housing expenses for certain executives whose primary residence is remote from their principal place of business, auto allowances, supplemental life insurance, supplemental health insurance, supplemental pension contributions, meal vouchers and flexible benefit payments. The perquisites and other benefits provided to our named executive officers are generally the same post-Transaction as they were pre-Transaction, because other than Mr. Ballester, the employment agreements with our executive officers have not changed post-Transaction.

Health and Welfare Benefits

Health/Welfare Plans. All of our full-time U.S.-based employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•	medical, dental and vision benefits;

•	medical and dependent care flexible spending accounts;

•	short-term and long-term disability insurance; and

•	group term life insurance.

Outside the U.S., our employees are generally covered by a state-run health plan and may be eligible to participate in a supplemental health plan, depending on their geography and position in the company.

The health and welfare benefits that our employees are eligible to receive have not changed post-Transaction.

We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

Deferred Compensation and Other Retirement Benefits

Defined Benefit Pension Plans

We accrue liabilities to state-sponsored defined benefit plans for each of Messrs. Darnaud and Mauro—the French Retirement Indemnity and the Italian TFR, respectively—as required by local country rules and regulations.

See “—Pension Benefits Table” for further information regarding the pension benefits accrued on behalf of our named executive officers during 2015, including years of credited service and the present value of the accumulated pension benefits for each named executive officer as of fiscal year 2015 year end.

Supplemental Pension Plans

Each of our named executive officers participates in a third party tax-qualified defined contribution plan (a “supplemental pension plan”), operated in accordance with local country rules and regulations. We make contributions to the applicable supplemental pension plan on behalf of each of our named executive officers pursuant to the contribution requirements as set forth by national collective bargaining agreements (e.g., Italy) or by individual contract with the named executive officer. For further information regarding the contribution amounts made on behalf of our named executive officers during fiscal 2015, please see the “Supplemental Pension Payments” column in the “All Other Compensation” table below.

Non-Qualified Deferred Compensation

One of our named executive officers participated in a non-qualified deferred compensation plan during the fiscal year 2015 reporting period. The plan is a third-party managed defined contribution plan in which the employee may defer an unlimited amount of base salary and bonus to the plan. We match up to four percent of employee deferrals, and we make contributions mandated under the Italian TFR. Payout and withdrawal rights are established under Italian law.

See “—Non-Qualified Deferred Compensation” below for further information regarding the non-qualified supplemental pension benefits provided to our named executive officers during 2015.

Severance and Other Benefits Payable Upon Termination of Employment or Change in Control

Each of our named executive officers is eligible to receive severance benefits in connection with a termination of employment or upon a change of control pursuant to the employment and severance arrangements set forth below. We are also party to equity award agreements with each of our named executive officers which may provide for accelerated vesting in connection with a termination of employment in certain circumstances or upon a change of control. See “—Potential Payments Upon Termination or Change in Control” for information regarding benefits provided to each of our named executive officers under these agreements.

Employment and Severance Arrangements

We are party to employment agreements with each of our named executive officers, all of whom reside in Europe. The use of executive employment agreements is commonplace in European countries as a means of managing the complexities and challenges of the varied statutory and regulatory schemes affecting employment relationships, including statutory severance arrangements. Messrs. Ballester and Sehgal entered into new service agreements effective on October 19, 2015. Messrs. Darnaud and Gutedel have employment agreements that predate the Transaction and continue to be effective post-Transaction. Mr. Mauro had an employment agreement that terminated effective with his resignation on December 31, 2015, at which time we entered into a separation agreement with Mr. Mauro.     See “—Narrative to Summary Compensation Table—Employment and Other Arrangements” for further details.

Tax Considerations

As a general matter, our board of directors and the Compensation Committee review and consider the various tax and accounting implications of compensation programs we utilize.

Compensation Risk Assessment

Our executive compensation program is designed to motivate and reward our executive officers for their performance during the fiscal year and over the long term and for taking appropriate risks toward achieving our long-term financial and strategic growth objectives. The following characteristics of our executive compensation program work to reduce the possibility of our executive officers, either individually or as a group, making excessively risky business decisions that could maximize short-term results at the expense of long-term value:

•	Balanced Mix of Pay Components. The target compensation mix is not overly weighted toward annual incentive awards and represents a balance of base salary, annual short-term incentive compensation in the form of a cash bonus, and long-term equity-based compensation vesting over four years or based on long-term performance objectives.

•	Bracketed Incentive Awards. Annual cash bonuses can be as little as 0%, but no more than 150%, of target.

•	Stock Ownership Guidelines. Our executive officers and directors are encouraged to comply with guidelines suggesting the ownership of substantial equity positions in our stock. See “—Compensation Discussion and Analysis—Compensation Policies—Ownership Guidelines.”

•	Performance Assessments. Compliance and ethical behaviors are integral factors considered in all performance assessments.

Management conducted a risk assessment of our compensation plans and practices and concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on the Company. The objective of the assessment was to identify any compensation plans or practices that may encourage employees to take unnecessary risk that could threaten the Company. No such plans or practices were identified. The Compensation Committee has reviewed and agrees with management’s conclusion.

Compensation Policies

Equity Ownership Guidelines. Our Board believes that ownership of significant amounts of our stock by our executive officers and our directors will help align their interests with that of our stockholders. On the last day of each fiscal year, the market value of our equity held by an executive officer or director is encouraged to be at least:

•	Five times the base salary for the CEO;

•	Three times the base salary for all executive officers, other than the CEO; and

•	Five times the annual cash retainer for all non-employee directors.

Equity ownership used to determine the market value includes all common stock, all unvested restricted stock units of our common stock and all in-the-money, vested, unexercised stock appreciation rights (calculated as stock market value, minus exercise price, minus estimated tax expense at a 40% tax rate).

Compliance with our stock ownership guidelines is voluntary; however, an individual’s failure to comply with the guidelines is a factor that is considered by the Compensation Committee in connection with the award of future equity awards to the individual. New directors and officers have five years to acquire an equity position in compliance with the guidelines.

Our Insider Trading Policy prohibits our directors and executive officers from entering into short-sale transactions, option transactions, or any other transaction in our ordinary shares designed to hedge the risk of adverse price movements.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on the review and discussions, it has recommended to the Board that the “Compensation Discussion and Analysis” be included in the Company’s Transition Report on Form 10-K/T of LivaNova PLC for the transitional period April 25, 2015 to December 31, 2015, as amended.

By the Compensation Committee of the Board of Directors of LivaNova PLC.

Arthur L. Rosenthal, Ph.D. (Chairman)
Francesco Bianchi
Alfred J. Novak

EXECUTIVE COMPENSATION TABLES

2015 Summary Compensation Table

The following table contains information about the compensation earned by each of our named executive officers during the transitional period April 25, 2015 to December 31, 2015 (“fiscal year 2015”).

Name and Principal Position	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(1)		All Other Compensation ($)(3)	Total ($)
André-Michel Ballester	270,016	—	4,999,986	3,508,382	300,879		2,734,363	11,813,626
Chief Executive Officer
Vivid Sehgal(4)	100,913	—	—	1,250,851	74,804		19,225	1,445,793
Chief Financial Officer
Michel Darnaud	338,683	—	—	1,250,851	92,708	(6)	41,228	1,723,470
President, Cardiac Surgery Business Unit
Jacques Gutedel	335,098	—	—	1,250,851	89,644		73,095	1,748,688
President, Intercontinental
Demetrio Mauro(5)	270,056	33,218	—	496,362	—		1,545,660	2,345,296
Chief Integration Officer

(1)	For amounts paid in salary and bonus compensation for fiscal year 2015, we used an exchange rate of $1.10725 per Euro, $1.53734 per British Pound and $1.03604 per Swiss Franc, each of which reflects the applicable period average published rate from the OANDA Corporation currency database between April 25, 2015 and December 31, 2015.
(2)	Amounts reflect the full grant-date fair value of restricted stock units and stock appreciation rights granted during fiscal year 2015 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all restricted stock units and stock appreciation rights awards made to executive officers in Note 2 to our audited financial statements in our Transition Report on Form 10-K/T for the transitional period April 25, 2015 to December 31, 2015 (“Report on Form 10-K/T”). For additional information regarding the restricted stock unit and stock appreciation rights awards reported herein, see “—Compensation Discussion and Analysis—Details of our Compensation Program—Equity-Based Compensation—2015 Incentive Award Sub-Plan.”
(3)	The amounts reported in the All Other Compensation column represent the aggregate dollar amount for all other benefits and payments received by our named executive officers. The following table shows the nature of the benefits and payments and specific amounts for each of our named executive officers:

	Severance and Change in Control Payments ($)		Supplemental Health Insurance ($)	Housing Benefit or Allowance ($)	Car Benefit or Allowance ($)(a)	Director Fees and Indemnities ($)		Supplemental Pension Payments (b) ($)	Other Payments (c) ($)	Total ($)
André-Michel Ballester	2,232,312	(d)	26,635	84,295	8,494	301,666	(f)	41,660	39,301	2,734,363
Vivid Sehgal	—		—	—	4,088	—		15,137	—	19,225
Michel Darnaud	—		465	19,894	5,900	—		3,440	11,529	41,228
Jacques Gutedel	—		—	—	7,609	—		65,486	—	73,095
Demetrio Mauro	1,479,830	(e)	1,410	—	2,956	—		30,397	31,067	1,545,660

a)	Represents the (i) incremental cost of the personal use of a Company-owned or Company-leased car, measured in accordance with applicable local methods, for each of Messrs. Ballester, Darnaud, Gutedel and Mauro and (ii) the cash car allowance as provided to Mr. Sehgal.
b)	Represents company contributions on behalf of our named executive officers (other than Mr. Mauro) to tax-qualified defined contribution plans. As to Mr. Mauro, amount represents company contributions to a non-qualified defined contribution plan equal to the amount of company contributions made on behalf of Mr. Mauro that exceeded the maximum amounts that may be tax-qualified under the supplemental pension plan.
c)	As to Mr. Ballester, this represents accrued holiday pay ($37,027) and a supplemental life insurance benefit ($2,274). As to Mr. Darnaud, this represents the cost of travel between his home and principal place of business ($7,706), holiday pay ($2,767) and a supplemental life insurance benefit ($1,056). As to Mr. Mauro, this represents the value of meal vouchers ($2,632), accrued holiday pay ($25,074) and a supplemental life insurance benefit ($3,361).
d)	Represents a payment made to Mr. Ballester in connection with the merger Transaction. In connection with the Transaction, the Sorin board approved a resolution stating that the mergers constitute a condition under Mr. Ballester’s Italian director services agreement that will trigger the right to change in control indemnity payments, pursuant to which Mr. Ballester was paid a cash payment in an amount equal to two times the sum of his fixed compensation earned in the year before termination and the annual average of the variable compensation earned by him in the most recent three years. In addition, pursuant to his Swiss employment agreement, Mr. Ballester was paid an additional cash payment equal to two times his base salary.
e)	Mr. Mauro received a severance payment pursuant to his separation agreement in connection with his resignation from the company on December 31, 2015.
f)	Represents amounts paid to Mr. Ballester for his service as a director and member of the Executive Committee of the Sorin board of directors.

(4)	Mr. Sehgal’s initial date of employment was October 19, 2015.
(5)	Mr. Mauro resigned effective December 31, 2015. The Day 1 SARs granted to Mr. Mauro during fiscal year 2015 were forfeited effective with his termination on December 31, 2015.
(6)	Paid out as foreign expatriation premium.

Grants of Plan-Based Awards in Fiscal Year 2015

The following table provides supplemental information relating to grants of plan-based awards made during fiscal year 2015 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal year 2015.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying SARs (#)	Exercise or Base Price of SAR Awards ($/Sh)	Grant Date Fair value of RSU and SAR Awards ($)(2)
		Threshold ($)	Target ($)	Maximum ($)
André-Michel Ballester	1/1/2015	0	412,312	721,546
	10/19/2015					83,351	69.39	5,783,726
	10/19/2015					83,352	69.39	5,783,795
	11/18/2015				89,174			4,999,986
Vivid Sehgal	10/19/2015	0	74,804	130,907
	10/19/2015					29,717	69.39	2,062,063
	10/19/2015					29,718	69.39	2,062,132
Michel Darnaud	1/1/2015	0	212,179	371,313
	10/19/2015					29,717	69.39	2,062,063
	10/19/2015					29,718	69.39	2,062,132
Jacques Gutedel	1/1/2015	0	169,301	296,277
	10/19/2015					29,718	69.39	2,062,063
	10/19/2015					29,717	69.39	2,062,132
Demetrio Mauro	10/19/2015					11,792	69.39	818,247
	10/19/2015					11,793	69.39	818,316

(1) The amounts reported represent (a) the target amount for each named executive officer’s annual bonus under the 2015 Sorin Group Plan (for Messrs. Ballester, Darnaud and Gutedel) and pursuant to Mr. Sehgal’s service agreement and (b) the range of bonus amounts (0% to 175% of Target) that may be awarded under the bonus program based on the level of achievement of company and individual performance objectives. For further discussion of the 2015 Sorin Group Plan and amounts actually paid, see “Compensation Discussion and Analysis—Details of our Compensation Program—Cash-Based Incentive Compensation.”

(2) The amounts reported represent the fair value of the restricted stock unit and stock appreciation rights awards computed in accordance with FASB ASC Topic 718 on the grant date. The fair value for restricted stock unit awards is calculated by multiplying the number of units in each award by the closing price of an ordinary share of our stock on the NASDAQ Stock Market on the grant date. The fair value for stock appreciation rights awards is calculated by multiplying the number of rights subject to the award by the Black-Scholes value of an ordinary share of our stock on the grant date. For a further discussion of the accounting treatment of the RSU and SAR awards, see “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” included in the consolidated financial statements accompanying our Report on Form 10-K/T.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

The amounts reported for 2015 in the Summary Compensation Table include salary, annual cash performance awards, equity incentive grants, benefits and perquisites as more fully described in “Compensation Discussion and Analysis—Elements of our Compensation Program” above. The following discussion focuses on the annual cash performance award component of 2015 total compensation reflected in the Grants of Plan-Based Awards Table above. Additional information with respect to the other components of 2015 compensation is provided in the notes to the Summary Compensation Table above. Also discussed are the vesting and forfeiture provisions applicable to the 2015 equity award grants. For information on the effect of a termination or change-in-control on the applicable SAR and RSU grants, see “Executive Compensation Tables—Potential Payments upon Termination or Change in Control” below.

The maximum achievable amount of the 2015 annual cash performance awards for each of our NEOs is shown in the Grants of Plan-Based Awards Table under the “Estimated Possible Payouts under Non-Equity Incentive Plan Awards” column. The amount each NEO actually earned of his 2015 annual cash performance award is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Employment and Other Arrangements

We have entered into an employment agreement with each of our current named executive officers (other than Mr. Mauro who resigned in December 2015), the terms of which are described below. For a discussion of the provisions of the employment agreements pertaining to payments in connection with termination of employment or change in control as well as applicable restrictive covenants, please see “Executive Compensation Tables—Potential Payments Upon Termination or Change in Control.”

Employment Arrangement with Mr. Ballester

We entered into an employment agreement with Mr. Ballester effective October 19, 2015, providing for Mr. Ballester’s employment as our Chief Executive Officer. Mr. Ballester’s employment agreement continues for an indefinite term, subject to termination upon the provision of prior written notice of termination by either us or the Company of not less than 12 months. Mr. Ballester’s employment agreement provides for an annual base salary of not less than £575,000 (inclusive of all director’s fees, if any), payable in equal monthly installments, and eligibility for an annual variable bonus with a target of 100% of his annual base salary. Mr. Ballester’s employment agreement also provides for a relocation allowance of up to £50,000 to be incurred when Mr. Ballester relocates to London permanently, access to services of a relocation agency based in London to assist with permanent relocation, accommodation allowances of up to £80,000 per year and up to £150,000 per year thereafter (payable in monthly installments) and either monthly allowance toward use of a car for business purposes or the provision of a company car. For the period April 25, 2015 through October 18, 2015, Mr. Ballester was eligible to receive compensation pursuant to the terms of his prior 2007 Swiss employment agreement and director fees, compensation and benefits pursuant to his Italian director services agreement, as amended over time.

During the term of employment and for a twelve-month period thereafter, Mr. Ballester is subject to standard restrictive covenants, including confidentiality, noncompetition and non-solicitation restrictions.

Employment Arrangement with Mr. Sehgal

We entered into an employment agreement with Mr. Sehgal effective October 19, 2015, whereby Mr. Sehgal was appointed Chief Financial Officer. The employment agreement continues for an indefinite term, subject to termination upon the provision of prior written notice of termination by either us or the Company of not less than 12 months. Pursuant to his employment agreement, Mr. Sehgal is currently eligible for an annual base salary of not less than £320,000 (inclusive of all director’s fees, if any), payable in equal monthly installments, and eligibility for an annual variable bonus with a target of 75% of his annual base salary. Mr. Sehgal’s employment agreement also provides for a monthly car allowance of £1,100.

During the term of employment and for a twelve-month period thereafter, Mr. Sehgal is subject to standard restrictive covenants, including confidentiality, noncompetition and non-solicitation restrictions.

Employment Arrangement with Mr. Darnaud

Sorin entered into an employment agreement with Mr. Darnaud in 2008 which remains in effect and pursuant to which he serves as President, Cardiac Surgery Business Unit. Mr. Darnaud’s employment agreement, as amended, provides for an annual base salary of 381,650 Euros and eligibility for an annual variable bonus with a target of 62% of his annual base salary. The agreement also provides for payment of a foreign-service premium equal to 20% of his annual base compensation intended to compensate Mr. Darnaud for inconveniences associated with his business travel outside of France. Mr. Darnaud’s employment agreement also provides for his use of a company car.

Mr. Darnaud is subject to confidentiality and noncompetition restrictions during his term of employment and, with respect to the noncompetition restrictions, for a twelve-month period thereafter. In consideration for, and subject to compliance with, the noncompetition restrictions, Mr. Darnaud is entitled to receive a gross monthly indemnity equal to 50% of his monthly average salary in addition to any contractual benefits and incentives he received during the twelve-month period preceding his termination of employment. Upon any breach of Mr. Darnaud’s non-compete obligations within the twelve month payment period, Mr. Darnaud is obligated to reimburse us the full indemnity amount received.

Employment Arrangement with Mr. Gutedel

Effective March 1, 2009, Sorin entered into an employment agreement with Mr. Gutedel which remains in effect and pursuant to which he serves as President, Intercontinental. Mr. Gutedel’s employment agreement, as amended, provides for an annual base salary of CHP 484,500, payable in 12 equal monthly installments, and eligibility for an annual variable bonus with a target of 55% of his annual base salary. The agreement also provides for certain fringe benefits, including a car allowance (in lieu of a company car), mobile telephone and laptop computer. Mr. Gutedel’s employment agreement was amended in 2015 by a letter agreement to include provisions pertaining to change of control and severance benefits. For a discussion of these benefits, see “Executive Compensation Tables—Potential Payments Upon Termination or Change in Control.”

Mr. Gutedel is subject to customary restrictive covenants, including those relating to non-solicitation, noninterference, non-competition and confidentiality, during the term of employment and for a 12 month period thereafter. The employment agreement restricts Mr. Gutedel from engaging in competitive business activity within Latin America, Mediterranean and Africa, South East Asia and Greater China, Middle East, Turkey, India, Pakistan, Austria, Central and Eastern Europe, Japan, Canada and Australia, with respect to certain products, including Cardiopulmonary, Cardiac Rhythm Management and Heart Valve product. If we elect to enforce the noncompetition covenant, Mr. Gutedel is entitled to receive a lump sum amount of 6 months of base salary plus the average variable bonus paid out to Mr. Gutedel in the last three years of his employment. For any breach of covenants, Mr. Gutedel is obligated to pay us CHP 200,000 as liquidated damages plus additional damages that may be incurred.

Severance Agreement with Mr. Mauro

We entered into a settlement agreement with Mr. Mauro in connection with his resignation from the Company, effective December 31, 2015, whereby Mr. Mauro and the Company mutually agreed to waive the notice period and/or the payment of indemnity in lieu of notice as provided for in his 2005 Sorin employment agreement. Pursuant to the settlement agreement, Mr. Mauro is entitled to receive payments for obligations accrued through December 31, 2015, in addition to (a) payment of 5,000 EUR in consideration for entering into the settlement agreement and (b) payment of EUR 1,331,491 as an incentive for his separation. All outstanding performance-based share awards immediately vested as of December 31, 2015, resulting in a delivery of 5,802 shares. Pursuant to the settlement agreement, Mr. Mauro is subject to a non-solicitation of employees covenant through December 31, 2016. In the event Mr. Mauro breaches the non-solicitation covenant, he will be obligated to repay 30% of his 2015 annual base salary.

2015 Cash Incentive Awards

Bonus Funding. Under the 2015 Sorin Group Plan (see “Compensation Discussion and Analysis—Details of our Compensation Program—Cash-Based Incentive Compensation—Fiscal Year 2015” for the First Period, Sorin achieved the following financial metrics:

•	sales: $624.1 million;

•	adjusted Net Profit: $16.0 million; and

•	free Cash Flow: $30.4 million.

Accordingly, the percentage achievement of the corporate performance objectives for the First Period was 25%.

The Compensation Committee determined the percentage achievement of individual objectives for three of our named executive officers during the First Period as follows:

Named Executive Officer	First Period Individual Percentage
André-Michel Ballester	107%
Michel Darnaud	92%
Jacques Gutedel	104.5%

Mr. Sehgal did not participate in the 2015 Sorin Group Plan, but because Mr. Sehgal was fully engaged and critical to our successful operations in 2015, the Compensation Committee awarded him a bonus at the target percentage provided in his 2015 services agreement, prorated for the period of his employment from October 19 to December 31, 2015. Mr. Mauro did not participate in the plan.

For the First Period, the Compensation Committee awarded an overachievement of 107% to Mr. Ballester based on his leadership in negotiating and closing the Transaction, which was widely viewed as an exceptionally complex cross-border merger transaction. The Compensation Committee awarded a slight underachievement to Mr. Darnaud of 92% based on his slight underachievement of his sales target for the First Period. The Compensation Committee awarded a slight overachievement of 104.5% to Mr. Gutedel based on his leadership of the Sorin’s acquisition of distributorships in Columbia and Australia.

The Compensation Committee determined the percentage achievement of individual objectives for three of our named executive officers during the Second Period as follows:

Named Executive Officer	Second Period Individual Percentage
André-Michel Ballester	107%
Michel Darnaud	80%
Jacques Gutedel	100%

For the Second Period, the Compensation Committee awarded an overachievement of 107% to Mr. Ballester, based on his leadership in negotiating and closing the Transaction. The Compensation Committee awarded an underachievement to Mr. Darnaud of 80% based on his underachievement of his sales target for the fourth quarter of 2015. The Compensation Committee determined that Mr. Gutedel met all individual objectives for the Second Period.

Applying the percentage achievement of corporate performance objectives (25%) to the percentage achievement of individual performance objectives for the First and Second Periods, the percentage of base salary each named executive officer, excluding Mr. Sehgal and Mr. Mauro, received under the 2015 Sorin Group Plan was as follows:

Named Executive Officer	Target Percentage Achieved
André-Michel Ballester	46.8%
Michel Darnaud	37.3%
Jacques Gutedel	44.6%

Because Mr. Ballester executed a new U.K.-based service agreement on October 19, 2015, his payout under the 2015 Sorin Group Plan was prorated for the period between January 1 and October 19, 2015. For the period between October 19 and December 31, 2015, Mr. Ballester received a prorated bonus under his U.K. service agreement, which provides for a target incentive in the amount of 100% of his base salary. The Compensation Committee awarded an overachievement of 107% to Mr. Ballester for this period, based on his leadership during the first 75 days of our new company.

The actual annual cash bonuses awarded to each named executive officer for 2015 performance during the period from April 25, 2015 to December 31, 2015 are set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Terms of Equity Awards

On October 19, 2015 and in connection with the merger Transaction, each of our named executive officers was granted SARs under the Equity Plan with an exercise price of US $69.39 in respect of ordinary shares in the capital of the Company. Each of Messrs. Ballester, Sehgal, Darnaud, Gutedel and Mauro received Day 1 SARs grants in the following respective amounts: 166,703, 59,435, 59,435, 59,435 and 23,585. The Day 1 SARs vest in equal installments of 50 percent on each of the first two anniversaries of the grant date and are subject to acceleration upon a change of control and subject to their continued employment through the applicable vesting date, each shall have three years from the relevant vesting date to exercise the Day 1 SARs. Payment in respect of the Day 1 SARs shall be in cash or shares (based on the fair market value as of the date the Day 1 SARs are exercised), or a combination of both, as determined by the Compensation Committee.

On November 18, 2015, the Compensation Committee approved an award of RSUs to André-Michel Ballester under the Sub-Plan having a date of grant value of $5 million, which resulted in an award of 89,174 ordinary shares in the capital of the Company subject to the RSUs. Twenty per cent of the RSUs vest on each of the first three anniversaries of the grant date, and the remaining 40 percent of the RSUs will vest on the fourth anniversary of the grant date and are subject to acceleration upon a change of control and subject to Mr. Ballester’s continued employment through the applicable vesting date. The RSUs will be satisfied in cash or shares (based on the fair market value as of the vesting date), or a combination of both, as determined by the Company.

On March 11, 2016, the Compensation Committee approved awards to Mr. Ballester of 56,682 SARs and RSUs in respect of 52,083 ordinary shares. Twenty-five percent of the SARs will vest on each of the first four anniversaries of the grant date. RSUs in respect of 34,722 ordinary shares are subject to performance-based forfeiture restrictions and RSUs in respect of 17,316 ordinary shares are subject to a market-based forfeiture restriction. Twenty-five percent of the RSUs (a “tranche”) subject to the performance-based forfeiture restrictions will vest or lapse following the end of each of the four financial years commencing with financial year 2016. Fewer than all units in each tranche (50 percent or 75 percent thereof) may vest, and the balance of units will lapse, if the principal performance objective is missed, but a subsidiary performance objective is achieved. All units subject to the market-based forfeiture restriction will vest only if the market objective is achieved during the period between May 1, 2019 and April 30, 2020 and Mr. Ballester remains employed through the applicable vesting date (subject to full accelerated vesting upon a change in control).

Acceleration of Equity Awards

In addition to the grants described above, in connection with the Transaction, the vesting of outstanding Sorin awards held by our named executive officers was accelerated.

In particular, as of October 19, 2015, Sorin stock appreciation rights held by Messrs. Ballester, Darnaud, Gutedel and Mauro with an intrinsic value of $349,604, $174,709, $150,058 and $162,514, respectively, became fully vested upon conversion into a stock appreciation right issued under the Sub-Plan with respect to LivaNova Shares. In addition, the Sorin LTI Awards (2013-2015 and 2014-2016 LTIP cycles) in the form of restricted stock units and performance share units held by Messrs. Ballester, Darnaud, Gutedel and Mauro (a) accelerated in part in connection with the Transaction with a value of $291,608, $157,762, $137,762 and $130,699, respectively and (b) converted in part into restricted stock units vesting thereafter 50% on each of February 26, 2016 and February 26, 2017. Similarly, the vesting of the Sorin LTI Awards (2012-14 LTIP cycle) in the form of performance share units held by Messrs. Ballester, Darnaud, Gutedel and Mauro that had not previously become vested was accelerated and the value of these awards as of the date of acceleration was $787,831, $408,111, $326,293 and $351,328. Finally, Sorin deferred bonus shares held by Messrs. Ballester, Darnaud, Gutedel and Mauro with a value of $1,706,712, $607,062, $180,419 and $632,307, respectively, became fully vested. The values set forth in this paragraph have been determined by multiplying the fair market value of Sorin shares as of the date of vesting acceleration by the number of shares underlying the applicable award and, with respect to the intrinsic value of Sorin stock appreciation rights, the underlying exercise price has been subtracted from the fair market value per share before multiplying by the number of shares underlying the awards.

For additional detail about the terms of the underlying awards and the acceleration in connection with the Transaction, please see above “Compensation Discussion and Analysis—Details of our Compensation Program—Equity-Based Compensation—Sorin Legacy Equity Plans.”

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of ordinary shares of our stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2015.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(6)
André-Michel Ballester							89,174	(4)	5,294,260
							12,864	(5)	763,735
	18,806	(1)			51.34	10/18/2018
			83,352	(2)	69.39	10/19/2019
			83,351	(3)	69.39	10/19/2020
Vivid Sehgal			29,718	(2)	69.39	10/19/2019
			29,717	(3)	69.39	10/19/2020
Michel Darnaud							6,872	(4)	407,991
	9,398	(1)			51.34	10/18/2018
			29,718	(2)	69.39	10/19/2019
			29,717	(3)	69.39	10/19/2020
Jacques Gutedel							5,984	(4)	355,270
	8,072	(1)			51.34	10/18/2018
			29,718	(2)	69.39	10/19/2019
			29,717	(3)	69.39	10/19/2020
Demetrio Mauro	8,742	(1)			51.34	10/19/2018

(1)	Amounts represent the number of SARs issued in respect of ordinary LivaNova Shares upon the conversion of stock appreciation rights outstanding under the Legacy Sorin Plans as of the closing of the merger Transaction.
(2)	Amounts represent the first vesting installment of the Day 1 SARs, vesting on October 19, 2016.
(3)	Amounts represent the second vesting installment of the Day 1 SARs, vesting on October 19, 2017.
(4)	Amount represents the number of restricted stock units granted to Mr. Ballester on November 18, 2015 that have not yet vested. Twenty percent of the award vests on each of November 18, 2016, 2017 and 2018 and the remaining 40% will vest on November 18, 2019.
(5)	Amounts represent the number of restricted stock units that remain outstanding under the Legacy Sorin Plans as of the closing of the merger Transaction, subject to vesting 50% on each of February 26, 2016 and February 26, 2015, respectively.
(6)	Amounts reflect the market value of the outstanding restricted stock units. Amounts calculated using the closing price of our ordinary shares on December 31, 2015, or $59.37, multiplied by the number of units that have not yet vested.

Option Exercises and Stock Vested in 2015

The following table presents information regarding the vesting of restricted stock units during fiscal year 2015 by our named executive officers. None of our named executive officers exercised stock appreciation rights during fiscal year 2015.

	Stock Awards
Name	Number of Sorin Shares Acquired on Vesting (#)(1)	Number of LivaNova Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)
André-Michel Ballester	105,099	39,842	3,094,244
Vivid Sehgal	—	—	—
Michel Darnaud	54,441	16,773	1,332,527
Jacques Gutedel	43,538	9,216	772,104
Demetrio Mauro	46,882	21,737	1,596,232

(1)	Reflects the number of Sorin shares acquired on May 5, 2015 upon the vesting of a portion of the legacy Sorin restricted stock units granted to each of Messrs. Ballester, Darnaud, Gutedel and Mauro pursuant to the achievement of initial performance criteria under the 2012-2014 LTIP.
(2)	Reflects the number of LivaNova shares acquired on October 19, 2015 upon the accelerated vesting of the legacy Sorin performance share units and deferred bonus shares in connection with the Transaction.

Pension Benefits Table

Two of our named executive officers were participants in state-sponsored defined benefit pension plans during fiscal year 2015. We accrue liabilities to the French Retirement Indemnity and the Italian TFR for each of Messrs. Darnaud and Mauro, respectively, as required by local country rules and regulations. The following table contains information about the payments or other benefits to be paid or accrued on behalf of our named executive officers under the French and Italian defined benefit pension plans at, following, or in connection with retirement.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michel Darnaud	French Retirement Indemnity	7	31,657	—
Demetrio Mauro	Italian TFR	11	—	629	(1)

(1)	Represents the payout of the remaining balance of the defined benefit from Mr. Mauro’s Italian TFR plan, as paid out in connection with his resignation effective December 31, 2015.

Each of our named executive officers is a participant in a supplemental pension plan that is a tax-qualified defined contribution plan, operated in accordance with local country rules and regulations. We make contributions to the applicable supplemental pension plan on behalf of each of our named executive officers pursuant to the contribution requirements as set forth by national collective bargaining agreements (e.g., Italy) or by individual contract with the named executive officer. We match Mr. Mauro’s contributions up to 4% of his base salary in accordance with Italian law and subject to the maximum contributions that may be tax-qualified under the supplemental pension plan. We agreed by contract to accrue an amount, after the successful closing of the Transaction, equal to 15% of compensation (including base and bonus) for each of Messrs. Ballester and Sehgal. During fiscal year 2015, we made contributions on behalf of each of our named executive officers in the amounts set forth in the “Supplemental Pension Payments” column in the “All Other Compensation” table above.

Non-Qualified Deferred Compensation

One of our named executive officers participated in a non-qualified deferred compensation plan during the fiscal year 2015 reporting period. The plan is a defined contribution plan in which the employee may defer an unlimited amount of base salary and bonus to the plan. We match up to four percent of employee deferrals, and we make contributions mandated under the Italian TFR. Payout and withdrawal rights are established under Italian law. The plan is managed by an independent third party, and we do not have access to the employee’s investment choices, aggregate earnings, withdrawals, distributions, or aggregate balance, which are subject to privacy restrictions. The following table contains information about this plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)(1)	Aggregate Balance at Last Fiscal Year ($)(1)
Demetrio Mauro(2)	7,634	7,634

(1)	Information with respect to aggregate earnings, withdrawals, distributions, and in some instances, aggregate balance are not available to the company as the plan is managed by an independent third party and privacy restrictions apply.
(2)	We matched Mr. Mauro’s contributions up to 4% of his base salary in accordance with Italian law, in addition to TFR contributions. Under Italian law, contributions mandated under the Italian TFR are tax-qualified. Employer and employee contributions made to the supplemental pension plan are tax-qualified up to specified statutory limits. This table reflects only the non-qualified contributions in excess of these limits.

Potential Payments Upon Termination or Change in Control

In this section, we describe payments that may be made to our named executive officers upon several events of termination, assuming the termination event occurred on the last day of fiscal year 2015 (except as otherwise noted).

We have entered into certain agreements with the named executive officers, as described below, that provide for potential payments upon either a termination of employment or upon a change in control. We have also entered into equity award agreements with each of our named executive officers in connection with their applicable grants of stock appreciation rights and/or restricted stock units, which, as described below, provide for accelerated vesting upon a change in control and may provide for vesting upon termination of employment in certain circumstances.

General Severance

Mr. Ballester

Mr. Ballester’s employment contract provides for continued employment subject to termination by either party upon the provision of at least twelve months’ prior written notice. Under the terms of the agreement, we have discretion to terminate Mr. Ballester immediately by providing payment in lieu of notice, but Mr. Ballester is not entitled to receive payment in lieu of notice upon a termination of employment by us due to Mr. Ballester’s (a) gross misconduct or behavior with brings himself or the Company into disrepute, (b) commission of any material or persistent breach of his employment agreement (in the case of a non-material persistent breach, having been given notice in writing of the breach and a reasonable opportunity to cure the breach) or fails to comply with any reasonable order or direction from the board, (c) failure to perform his duties to the reasonable satisfaction of the board (after receiving written notice and opportunity to cure), (d) becoming bankrupt or insolvent, (e) behavior can be regarded as materially prejudicial to the interests of the company, including if he is found guilty of any criminal offence punishable by imprisonment (whether or not a sentence is imposed), (f) receipt of an order made against him disqualifying him from acting as a company director, (g) becoming of unsound mind or (h) being found guilty of a serious breach of the rules or regulations of the UK Listing Authority or any other regulatory authority.

Upon termination of Mr. Ballester’s employment by us without cause or upon Mr. Ballester’s resignation where it is determined by a court that he has been constructively dismissed), he is entitled to receive (a) payment in lieu of notice consisting of twelve months base salary and any accommodation allowances he would have received for any notice period outstanding on the date of termination and (b) a bonus pro-rated to the date of termination.

Assuming Mr. Ballester’s employment was terminated on December 31, 2015 by us without cause or upon resignation by Mr. Ballester due to constructive dismissal, Mr. Ballester would be entitled to payment in lieu of notice and other severance payments equal to $1,998,543.

Mr. Sehgal

Mr. Sehgal’s employment agreement provides for continued employment subject to termination by either party upon prior written notice of termination provided with at least 12 months to the other party. Under the terms of the agreement, we have discretion to immediately terminate Mr. Sehgal by providing payment in lieu of notice, but Mr. Sehgal is not entitled to receive any payment in lieu of notice upon a termination of employment by us due to Mr. Sehgal’s (a) gross misconduct or behavior with brings himself or the Company into disrepute, (b) commission of any material or persistent breach of his employment agreement (in the case of a non-material persistent breach, having been given notice in writing of the breach and a reasonable opportunity to cure the breach) or fails to comply with any reasonable order or direction from the board, (c) failure to perform his duties to the reasonable satisfaction of the board (after receiving written notice and opportunity to cure), (d) becoming bankrupt or insolvent, (e) behavior can be regarded as materially prejudicial to the interests of the company, including if he is found guilty of any criminal offence punishable by imprisonment (whether or not a sentence is imposed), (f) receipt of an order made against him disqualifying him from acting as a company director, (g) becoming of unsound mind, (h) being found guilty of a serious breach of the rules or regulations of the UK Listing Authority or any other regulatory authority or (i) failure to provide at least three months’ prior written notice if Mr. Sehgal is prevented due to illness, injury or another reason beyond his control from performing his duties for a period of time aggregating at least 90 days in the prior 24 month period.

Assuming Mr. Sehgal’s employment was terminated on December 31, 2015 without cause, Mr. Sehgal would be entitled to receive payment in lieu of notice equal to $491,949.

Mr. Darnaud

Upon termination of his employment by us within two years following the closing of the merger Transaction (or through October 18, 2017), Mr. Darnaud is entitled to (a) 24 months of base salary (based on the monthly gross pay received during the 12 month period preceding his termination) (b) payment of 2 years’ bonus (based on the criteria and targets applicable to the year during which the contract was terminated) and (c) accelerated vesting of all of Mr. Darnaud’s equity-based awards (other than any awards granted upon the consummation of the Transaction which will vest on a prorated basis), wherein the performance criteria of any performance-based awards will be deemed met at the 100% level and lock-up period applicable with respect to such awards will terminate.

Assuming Mr. Darnaud’s employment was terminated on December 31, 2015, Mr. Darnaud would be entitled to receive severance equal to $1,612,409, as well as the value of the accelerated vesting of Mr. Darnaud’s outstanding SARs ($75,466) and RSUs ($407,991).

Mr. Gutedel

Mr. Gutedel’s employment agreement has an indefinite term and is subject to termination for any reason by either party upon six months prior written notice. As of December 31, 2015, Mr. Gutedel is entitled to receive severance upon a termination of his employment by us for any reason not set by Mr. Gutedel (specifically including a change in control of the Company or a sale, merger or consolidation of the business) in an amount equal to 12 months base salary. Upon termination of his employment by us within two years following the closing of the merger Transaction (or through October 18, 2017), Mr. Gutedel is entitled to receive severance payments equal to two times the sum of his base salary and target gross bonus. Further, Mr. Gutedel is entitled to a pro-rata acceleration of the Day 1 SARs and the full vesting of any other performance-based equity awards (where performance criteria will be deemed to be met at the 100% level). No severance is payable to Mr. Gutedel upon his election to terminate his employment with us for any reason.

Assuming Mr. Gutedel’s employment was terminated by us on December 31, 2015, Mr. Gutedel would be entitled to receive severance equal to $1,595,340, as well as the value of pro rata accelerated vesting of Mr. Gutedel’s Day 1 SARs ($64,979) and his RSUs ($355,270).

Accelerated Vesting of Equity Awards

Upon a termination of employment in a manner that qualifies for “good leaver” status under the terms of the applicable award agreements, a prorated portion of the Day 1 SARs granted to each of our named executive officers under the Plan will vest based on the aggregate number of SARs covered by the award and the number of days elapsed in the three-year vesting period (with the potential for full acceleration at our discretion). Such vested Day 1 SARs will not be subject to a lock-up and may be exercisable for one year following such termination.

Change of Control

Enhanced Severance

If Mr. Ballester’s employment is terminated by us within six months following a change of control or if Mr. Ballester resigns within six months following a change of control (and it is determined by a court that he has been constructively dismissed), he is entitled to receive a bonus (reflecting any accrued bonus entitlement through the date of termination and in respect of any outstanding period) in addition to the payment in lieu of notice and the pro-rated bonus accrued through the date of termination. Assuming Mr. Ballester’s employment was terminated on December 31, 2015 by us without cause or upon resignation by Mr. Ballester due to constructive dismissal within six months following a change of control, Mr. Ballester was entitled to payment in lieu of notice and other severance payments equal to $2,177,758.

Accelerated Vesting of Equity Awards

On a change of control, awards granted to our named executive officers under the Plan become fully vested, and in the case of stock appreciation rights, exercisable subject to the named executive officer’s continued employment through the change in control. As of December 31, 2015, the value of such acceleration is reflected in the table below:

Name	Value of Accelerated SARs ($)(1)	Value of Accelerated RSUs ($)(2)
André-Michel Ballester	—	6,057,996
Vivid Sehgal	—	—
Michel Darnaud	—	407,991
Jacques Gutedel	—	355,270
Demetrio Mauro	—	—

(1)	The exercise price of the awards ($69.39) exceeded the closing market price of a LivaNova Share on December 31, 2015 ($59.37).
(2)	Amounts reflect the number of unvested RSUs, as multiplied by the closing market price of a LivaNova Share on December 31, 2015 ($59.37).

Compensation of our Directors

The Compensation Committee reviews the total compensation paid to our non-employee directors and non-executive Chairman of our Board. The purpose of the review is to ensure that the level of compensation is appropriate to attract and retain a diverse group of directors with the breadth of experience necessary to perform our Board’s duties and to compensate our directors fairly for their services. The review includes the consideration of qualitative and comparative factors. To ensure directors are compensated relative to the scope of their responsibilities, the Compensation Committee considers: (1) the time and effort involved in preparing for Board and committee meetings and the additional duties assumed by committee chairs and the Chairman of our Board; (2) the level of continuing education required to remain informed of broad corporate governance trends and material developments relevant to strategic initiatives within our company; (3) the risks associated with fulfilling fiduciary duties; and (4) the compensation paid to directors at a peer group of companies as determined by the Compensation Committee’s compensation consultant.

The following table sets forth a summary of the compensation we paid to our non-employee directors during the fiscal year ended December 31, 2015. Mr. Ballester, who is both a director and a full-time employee, received no compensation for serving as a director.

Director Compensation Table for Fiscal Year 2015

The following table contains information concerning the compensation of our non-employee directors in fiscal year 2015:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Daniel J. Moore(3)	35,543	156,154			2,170,320	(6)	2,362,017
Rosario Bifulco(4)	362,403	84,545	110,346	(5)	3,630,976	(7)	4,188,271
Hugh Morrison	98,747	84,545					183,292
Alfred J. Novak	53,706	84,545			1,267	(6)	139,518
Arthur L. Rosenthal	57,965	84,545					142,510
Francesco Bianchi	20,135	84,545					104,680
Sharon O’Kane	13,272	84,545					97,817
Stefano Gianotti	13,272	84,545			351	(6)	98,168

(1)	Includes fees received from legacy company boards of directors during the reporting period.
(2)	Amounts reflect the full grant-date fair value of restricted stock units granted during fiscal year 2015 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our directors in “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Principles” to our consolidated financial statements included in our Report on Form 10-K/T. All restricted stock units granted to our non-employee directors during fiscal year 2015 (other than those granted to Mr. Bifulco) remain outstanding and unvested.
(3)	Mr. Moore joined our Board as chairman effective September 14, 2015.
(4)	Mr. Bifulco resigned from our Board effective on November 17, 2015.
(5)	Mr. Bifulco participated in an incentive compensation plan based on a net adjusted profit objective for Sorin during the first three fiscal quarters of 2015 (50%), which was not achieved, and an objective based on the successful closing of the merger Transaction (50%), which was achieved.
(6)	Represents (a) a gross-up payment for U.K. income tax on reimbursements of expenses related to travel to the U.K. for attendance of Board meetings ($1,055) and (b) a cash payment in relation to the settlement of Mr. Moore’s outstanding Cyberonics option awards as a consequence of the merger Transaction ($2,169,265).
(7)	Amount reflects the payments received by Mr. Bifulco as a consequence of the merger Transaction, including (i) an award of €2.0 million as an incentive to remain engaged as the Chairman of Sorin’s Board of Directors through the closing of the merger Transaction, in recognition of the value of his assistance in successfully completing the merger (equivalent to $2,214,500); (ii) a termination indemnity equal to two times the sum of fixed compensation and variable compensation related to the year prior to the termination of his position as Chairman of Sorin (equivalent to $1,392,920); (iii) the value of a life insurance policy ($20,295); and (iv) the value of an automobile provided for his use ($3,261).

The table below shows the aggregate numbers of unvested restricted stock units held as of December 31, 2015 by each non-employee director who was serving as of December 31, 2015.

Name	Unvested Restricted Shares Outstanding at Fiscal Year End (#)
Daniel J. Moore	2,233
Rosario Bifulco	1,209
Hugh Morrison	1,209
Alfred J. Novak	1,209
Arthur L. Rosenthal	1,209
Francesco Bianchi	1,209
Sharon O’Kane	1,209
Stefano Gianotti	1,209

Narrative to the Director Compensation Table

Each non-employee director received the following compensation in fiscal year 2015, payable quarterly in advance:

•	a cash retainer of $60,000, plus an additional $60,000 for the Chairman of our Board;

•	an additional cash retainer of $15,000 for each member of the Audit Committee, plus an additional $15,000 for the chairperson of the committee;

•	an additional cash retainer of $8,000 for each member of the Compensation Committee, plus an additional $12,000 for the chairperson of the committee; and

•	an additional cash retainer of $6,000 for each member of the Nominating & Governance Committee, plus an additional $9,000 for the chairperson of the committee.

On the date of the Annual Meeting of Shareholders, or October 19, 2015, each of our non-employee directors was granted RSU awards pursuant to the Sub-Plan having a value of $160,000, plus an additional $90,000 for the Chairman of our Board (the “Director RSUs”). The Director RSUs are subject to time-based vesting and vest on the earlier of: (i) the first anniversary of the date of grant; (ii) the day immediately preceding the first annual meeting of the LivaNova stockholders; and (iii) the date of a change in control of LivaNova.

All cash retainers and equity awards were prorated for the period of service during the 2015 reporting period.

Treatment of Legacy Equity Awards

In connection with the Transaction, the vesting of outstanding Sorin awards held by Mr. Bifulco was accelerated as of October 19, 2015. In particular, Sorin stock appreciation rights held by Mr. Bifulco with an intrinsic value of $195,920, became fully vested upon conversion into a stock appreciation right issued under the Sub-Plan with respect to LivaNova Shares. In addition, all outstanding legacy Sorin awards held by Mr. Bifulco with an aggregate intrinsic value of $2,090,417 became fully vested ($884,125 in respect to the acceleration of the deferred bonus shares, $490,349 in respect of the remaining portion under the 2012-14 LTIP , 484,055 in respect of the 2013-15 LTIP and $231,888 in respect of the 2014-16 performance shares vesting at 100%). The values set forth in this paragraph have been determined by multiplying the fair market value of Sorin shares as of the date of vesting acceleration by the number of shares underlying the applicable award and, with respect to the intrinsic value of Sorin stock appreciation rights, the underlying exercise price has been subtracted from the fair market value per share before multiplying by the number of shares underlying the awards.

For additional detail about the terms of the underlying awards and the acceleration in connection with the Transaction, please see above “Compensation Discussion and Analysis—Details of our Compensation Program—Equity-Based Compensation—Sorin Legacy Equity Plans.”

In addition, in connection with the consummation of the Transaction, Mr. Moore received a cash payment of $2,169,265 in relation to the settlement of his outstanding Cyberonics option awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the transitional fiscal period April 25, 2015 to December 31, 2015, the Compensation Committee was composed of Arthur L. Rosenthal (Chairman), Francesco Bianchi and Alfred J. Novak. No member of the Compensation Committee is now, or at any time has been, employed by or served as an executive officer of LivaNova PLC or any of its subsidiaries, or has had any substantial business dealings with LivaNova or any of its subsidiaries. None of the executive officers of LivaNova currently serves or served during the transitional fiscal period on the board of directors or compensation committee of another company at any time during which an executive officer of such other company served on LivaNova’s Board or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 27, 2016, except where otherwise noted, certain information with respect to the amount of LivaNova ordinary shares beneficially owned (as defined by the SEC’s rules and regulations) by (1) each of our named executive officers, (2) each director, (3) all current executive officers and directors as a group and (4) each person known by us to own beneficially more than 5% of the outstanding ordinary shares of LivaNova. We are not aware of any agreements among our shareholders that relate to voting or investment of our ordinary shares.

Applicable percentage ownership and voting power is based on 49,047,152 LivaNova ordinary shares outstanding as of April 27, 2016.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Shares Owned	Shares Acquirable Within 60 Days	Total Beneficial Ownership	Percent of Class(2)
Named Executive Officers:
André-Michel Ballester	80,959	—	80,959	*
Vivid Sehgal	—	—	—	*
Michel Darnaud	28,347	—	28,347	*
Jacques Gutedel	14,948	—	14,948	*
Demetrio Mauro(3)	18,759	—	18,759	*

Directors:(4)
Daniel J. Moore(5)	67,023	2,233	69,256	*
Hugh M. Morrison(6)	8,815	1,209	10,024	*
Francesco Bianchi	—	1,209	1,209	*
Stefano Gianotti	—	1,209	1,209	*
Arthur L. Rosenthal, Ph.D.	15,265	1,209	16,474	*
Alfred J. Novak	17,020	1,209	18,229	*
Sharon O’Kane, Ph.D.	—	1,209	1,209	*

All current executive officers and directors as a group (18 persons)	319,090	9,487	328,577	0.7%

5% Holders Not Listed Above
Bios S.p.A.(7) Piazza Armando Diaz, n. 7 20123 – Milan (Italy)	4,262,285	—	4,262,285	8.7%
Tower 6 S. à r.l.(7) 5, Place du Théâtre L-2613 Luxembourg	5,748,369	—	5,748,369	11.7%
Blackrock, Inc.(8) 55 East 52nd Street New York, NY 10055	3,727,316	—	3,727,316	7.6%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the SEC’s rules and regulations and generally includes voting or investment power with respect to securities. LivaNova ordinary shares subject to options and warrants currently exercisable, or exercisable within 60 days after April 27, 2016, are deemed outstanding for purposes of computing the percentage of shares beneficially owned by the person holding such rights, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Based on total shares outstanding of 49,047,152 at April 27, 2016.
(3)	Mr. Mauro amicably resigned from his role as the Company’s Chief Integration Office effective December 31, 2015, and is not currently an employee of LivaNova.
(4)	Excludes the beneficial ownership of Mr. Ballester, which is reported above.
(5)	The Total Beneficial Ownership column includes 2,586 shares owned by the DJM Family Partnership, Ltd., in which Mr. Moore’s spouse, Grace M. Moore, owns a limited partner interest and holds sole investment power.
(6)	4,315 shares owned by Mr. Morrison are pledged as collateral in connection with a margin account.
(7)	The shares set forth in the table reflect the number of shares beneficially owned as of December 31, 2015, based on a Schedule 13G dated February 23, 2016 jointly filed by Mittel S.p.A., Bios S.p.A., Equinox Two S.c.a., Tower 6 S. à r.l. and Tower 6 Bis S. à r.l. In such Schedule 13G, each of Bios S.p.A. and Mittel S.p.A. (because of Mittel S.p.A.’s and Tower 6 Bis S. à r.l. 50:50 shared ownership of Bios S.p.A.) reported having sole voting and dispositive power over no shares and shared voting and dispositive power over 4,262,285 shares. Each of Tower 6 S. à r.l. (because of Mittel S.p.A.’s and Tower 6 Bis S. à r.l. 50:50 shared ownership of Bios S.p.A. and Tower 6 S. à r.l.’s indirect ownership of 1,486,084 shares owned by Tower 6 Bis S. à r.l., a wholly owned subsidiary of Tower 6 S. à r.l.) and Equinox Two S.c.a. (because of Equinox Two S.c.a.’s sole ownership of Tower 6 S. à r.l.) reported having sole voting and dispositive power over no shares and shared voting and dispositive power over 5,748,369 shares.
(8)	The shares set forth in the table reflect the number of shares beneficially owned as of December 31, 2015, based on a Schedule 13G dated January 28, 2016 filed by Blackrock, Inc. In such Schedule 13G, Blackrock, Inc. reported having sole voting power over 3,636,304 shares, shared voting power over no shares, sole dispositive power over 3,727,316 shares and shared dispositive power over no shares.

Equity Compensation Plan Information

The following table presents information as of December 31, 2015 regarding equity compensation plans applicable to our employees.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders
LivaNova PLC 2015 Incentive Award Plan and Sub-Plan(1)	1,027,819	65.66	8,047,364
Cyberonics Legacy Plans(2)	753,183	44.66	1,788,823	(3)
Equity compensation plans not approved by security holders		—	—
Cyberonics, Inc. New Employee Equity Inducement Plan(4)	12,122	46.67	290,185
Total	1,793,124	55.56	10,126,372

(1)	The LivaNova 2015 Incentive Award Plan and the Sub-Plan were approved by our Board and our sole shareholder, effective on October 16, 2015. Amounts represent the number of LivaNova Shares issuable upon the exercise or settlement of (a) outstanding Day 1 SARs (653,975) and RSUs (98,661), as granted under the LivaNova 2015 Incentive Award Plan as of December 31, 2015 and (b) the number of LivaNova Shares issuable upon the exercise or settlement of outstanding SARs (170,281) and performance awards (104,902) issued under Sorin legacy plans, as assumed and converted in connection with the merger Transaction. The weighted-average exercise price does not take into account the LivaNova RSUs and the legacy Sorin performance awards.
(2)	The Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan (“1996 Stock Plan”), the Cyberonics, Inc. Amended and Restated 1997 Stock Plan (“1997 Stock Plan”), the Cyberonics, Inc. 2005 Stock Plan (“2005 Stock Plan”) and the Cyberonics, Inc. 2009 Stock Plan (“2009 Stock Plan”) were approved by Cyberonics board and became effective in November 1996, November 2000, March 2005 and August 2009, respectively. Options granted under the 1996 Stock Plan (now expired), the 1997 Stock Plan (no longer available), and the 2005 Stock Plan (no longer available) generally vest ratably over four or five years following their date of grant. Option awards have a maximum term of 10 years. In connection with the Transaction, on October 19, 2015, we assumed the 1996 Stock Plan, 1997 Stock Plan, 2005 Stock Plan and the 2009 Stock Plan and all outstanding Cyberonics stock options granted thereunder (9,375, 102,121, 500 and 689,526, respectively), were fully vested, cancelled and converted into an option to purchase one LivaNova Share. The amount represents the number of LivaNova Shares that may be issuable upon exercise of the converted option awards as of December 31, 2015.
(3)	Based on the unused share reserve of the assumed Cyberonics, Inc. 2009 Stock Plan, there remain 1,788,823 LivaNova Shares available for issuance thereunder, as converted in connection with the merger Transaction.
(4)	The Cyberonics, Inc. New Employee Equity Inducement Plan (“New Employee Plan”) was not approved by the shareholders of Cyberonics. The New Employee Plan provides for the award of unrestricted shares, restricted stock, and stock options to newly-hired Cyberonics employees. On October 19, 2015, we assumed the New Employee Plan and each outstanding Cyberonics stock option granted thereunder was fully vested, cancelled and converted into an option to purchase one LivaNova Share. The amounts represent the number of LivaNova Shares that may be issuable upon exercise of the converted options and the total number of shares that remain available for issuance under the New Employee Plan as of December 31 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Policies and Procedures

Recognizing that related person transactions involving our Company present a heightened risk of conflicts of interest or improper valuation (or the perception thereof), our Board adopted a formal written process for reviewing, approving and ratifying transactions with related persons. This process is described below.

General

Under the policy, any “Related Person Transaction” may be consummated or may continue only if the Audit & Compliance Committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy.

For these purposes, a “Related Person” is:

•	a senior officer (which shall include, at a minimum, each executive officer, Section 16 officer and persons discharging managerial responsibilities) or director;

•	a stockholder owning more than 5% of the Company (or its controlled affiliates);

•	a person who is an immediate family member of a senior officer or director; or

•	an entity that is owned or controlled by someone listed above, or an entity in which someone listed above has a substantial ownership interest or control of that entity.

For these purposes, a “Related Person Transaction” is a transaction between the Company and any Related Person (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Exchange Act), other than:

•	transactions involving compensation approved by the Compensation Committee;

•	transactions available to all employees generally; and

•	transactions involving less than $50,000 when aggregated with all similar transactions.

Audit & Compliance Committee Approval

Our Board has determined that the Audit & Compliance Committee is best suited to review and approve Related Person Transactions. Accordingly, in the event that management recommends a Related Person Transaction, management is required to present the transaction to the Audit & Compliance Committee in advance of entering into the transaction. If management is unable to present the transaction to the Audit & Compliance Committee for approval in advance, management may enter into the transaction preliminarily, subject to ratification by the Audit & Compliance Committee; provided, however, that if the Audit & Compliance Committee does not so approve, management must make all reasonable efforts to cancel or annul the transaction, or if unable to do so, to amend it in a satisfactory manner. The Audit & Compliance Committee may approve or ratify a Related Person Transaction only if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party.

Corporate Opportunity

Our Board recognizes that a member of our management or a director may be presented with a significant business opportunity that may equally be available to our company, either directly or via referral. Before the opportunity may be consummated by a Related Person (other than an otherwise unaffiliated 5% stockholder), the opportunity must be presented to the Audit & Compliance Committee for consideration. The Audit & Compliance Committee, in its discretion, may present the opportunity to our Board for consideration.

Disclosure

Related Person Transactions, if required by SEC rules and regulations, must be disclosed in our applicable filings.

Transactions

During the transitional fiscal period April 25, 2015 to December 31, 2015, we have not entered into any Related Person Transactions, and there are no such currently proposed transactions.

DIRECTOR INDEPENDENCE

The information regarding Director Independence is set forth above in Item 10. Directors, Executive Officers and Corporate Governance, under the section entitled “—Our Board—Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Changes in Independent Auditor

On October 19, 2015, the Audit & Compliance Committee of LivaNova appointed PricewaterhouseCoopers S.p.A. as the Company’s independent registered public accounting firm until the end of the next period for appointing auditors under section 489(3)(a) of the Companies Act.

KPMG LLP (“KPMG”) was the independent registered public accountant of Cyberonics prior to consummation of the Mergers and the independent auditor that audited Cyberonics’ financial statements for the fiscal years ended April 25, 2014 and April 24, 2015. After completion of the Mergers, and as previously reported on the Current Report on Form 8-K filed by LivaNova with the SEC on October 19, 2015, KPMG was further engaged to complete its review of the interim financial information of Cyberonics included in a Transition Report on Form 10-Q (the “Transitional Form 10-Q”) filed by LivaNova with the SEC, as the successor company to Cyberonics, to report the results for Cyberonics and its consolidated subsidiaries for the transitional period July 25, 2015 to October 18, 2015. On December 31, 2015, as reported on the Current Report on Form 8-K (the “Form 8-K”) filed by LivaNova with the SEC on such date, the Audit & Compliance Committee of LivaNova formally dismissed KPMG, in recognition that KPMG had completed its review of the interim financial information of Cyberonics and thereby its services on behalf of LivaNova and Cyberonics.

KPMG’s reports on Cyberonics’ financial statements for each of the fiscal years ended April 25, 2014 and April 24, 2015 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended April 25, 2014 and April 24, 2015, and the subsequent interim period through December 2, 2015, (i) there were no disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused them to make references to the subject matter of the disagreement in connection with its reports on the financial statements of Cyberonics for such periods, and (ii) there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company furnished a copy of these disclosures to KPMG, including a copy of the Form 8-K reporting the dismissal of KPMG containing substantially the same disclosure as above, and requested that KPMG provide the Company with a letter addressed to the SEC stating whether or not KPMG agreed with the disclosures contained therein. A copy of KPMG’s letter, dated December 31, 2015, is filed as Exhibit 16.1 to the Form 8-K.

Fees Paid to Independent Auditor

The following table summarizes the aggregate fees billed to us by PricewaterhouseCoopers S.p.A. and its respective network member firms (“PwC”) for services performed in connection with the transitional fiscal period April 25, 2015 to December 31, 2015:

(in thousands)	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year 2014(5)
Audit Fees(1)	$3,785	$—
Audit-Related Fees(2)	—	—
Tax Fees(3)	66	—
All Other Fees(4)	410	—
Total	$4,262	$—

(1)	Audit Fees are fees we paid to PwC for professional services related to the audit of our annual financial statements and the review of our quarterly financial statements, and for services that are normally provided by the firm in connection with US or international statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of aggregate fees billed which are for assurance and related services other than those included in Audit Fees.
(3)	Tax Fees include applicable fees paid to PwC for tax services, including tax compliance and tax advice.
(4)	Other Fees include fees paid to PwC for certain cybersecurity and equity restructuring work.

(5)	Cyberonics, which is considered the predecessor registrant to LivaNova, reported fees paid to KPMG, its principal auditor, for its fiscal years ended April 25, 2014 and April 24, 2015, respectively, in the following amounts (in thousands): audit fees – $1,054 and $1,034; audit-related fees – $0 and $215; tax fees – $53 and $220; and all other fees – $0 in both fiscal periods.

Pre-Approval Policies and Procedures

The Audit & Compliance Committee’s policy is to review and approve the plan and scope of the audit and non-audit services to be provided by PwC and the fees to be paid for such services. Consistent with the Audit & Compliance Committee Charter, all audit and non-audit services provided by PwC for the relevant fiscal periods, and the estimated cost of those services, were pre-approved by the Audit & Compliance Committee, which has determined that the services provided by PwC were compatible with maintaining PwC’s independence.

PART IV

ITEM 15.	EXHIBITS

The following Exhibits are filed as part of this Amendment as required by Regulation S-K.

Exhibit Number	Document Description
31.1	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2016

LIVANOVA PLC

By:	/s/ Vivid Sehgal
	Name:	Vivid Sehgal
	Title:	Chief Financial Officer (Principal Financial Officer)