Form 10-Q
period 2016-03-31
LivaNova PLC
filed 2016-05-09
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number: 001-37599
LivaNova PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-1268150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Merchant Square, North Wharf Road London, United Kingdom	W2 1AY
(Address of principal executive offices)	(Zip Code)
(44) 203 786 5275
Registrant’s telephone number, including area code:
____________________
Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares — £1.00 par value per share	The NASDAQ Stock Market LLC
Title of Each Class of Stock	Name of Each Exchange on Which Registered
_______________________________
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at May 5, 2016
Ordinary Shares - £1.00 par value per share	49,068,828
EXPLANATORY NOTE
LivaNova PLC, a public limited company incorporated under the laws of England and Wales (“LivaNova”) was formed on February 20, 2015, for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation (“Cyberonics”), and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”). On October 19, 2015, as further described herein, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed for trading on the NASDAQ Global Market and admitted to listing on the standard segment of the United Kingdom Financial Conduct Authority’s Official List and to trading on the Main Market of the London Stock Exchange under the trading symbol “LIVN.” In this Quarterly Report on Form 10-Q, LivaNova, as the successor company to Cyberonics, is reporting (in accordance with generally accepted accounting principles in the United States) the consolidated results of LivaNova for the period January 1, 2016 to March 31, 2016, utilizing as a comparative prior reporting period the historical results for Cyberonics and its consolidated subsidiaries for the quarterly period January 24, 2015 to April 24, 2015.

LIVANOVA PLC
In this Quarterly Report on Form 10-Q, “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.
This report may contain references to our proprietary intellectual property, including among others:

•
Trademarks for our VNS therapy systems, the VNS Therapy® System, the VITARIA™ System and our proprietary Pulse generators products: Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse®), Model 104 (Demipulse Duo®), Model 105 (AspireHC®) and the Model 106 (AspireSR®).

•	Trademarks for our Oxygenators product systems: Inspire™, Heartlink™ and Connect™.

•
Trademarks for our line of surgical tissue and mechanical valve replacements and repair products: MitroflowTM, Crown PRTTM, Solo SmartTM, PercevalTM, Top HatTM, Reduced Series Aortic ValvesTM, Carbomedics Carbo-SealTM, Carbo-Seal ValsalvaTM, Carbomedics StandardTM, OrbisTM and OptiformTM, and Mitral valve repair products: Memo 3DTM, Memo 3D ReChordTM, AnnuloFloTM and AnnuloFlexTM.

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
These trademarks and tradenames are the property of LivaNova or the property of our consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.
________________________________________

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended	Thirteen Weeks Ended
	March 31, 2016	April 24, 2015
Net sales	$286,969	$74,072
Cost of sales	123,567	7,595
Gross profit	163,402	66,477
Operating expenses:
Selling, general and administrative	115,575	29,690
Research and development	31,690	10,689
Merger and Integration expenses	6,761	8,692
Restructuring expenses	28,592	—
Amortization of intangibles	15,892	685
Litigation related expenses	997	—
Total operating expenses	199,507	49,756
Income (loss) from operations	(36,105)	16,721
Interest income	(213)	(38)
Interest expense	1,192	7
Foreign exchange and other - (gain) loss	1,835	(112)
Income (loss) before income taxes	(38,919)	16,864
Income tax (benefit) expense	(1,258)	6,350
Losses from equity method investments	2,717	—
Net income (loss)	$(40,378)	$10,514

Basic income (loss) per share	$(0.83)	$0.40
Diluted income (loss) per share	$(0.83)	$0.40
Shares used in computing basic income (loss) per share	48,918	26,024
Shares used in computing diluted income (loss) per share	48,918	26,269

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended	Thirteen Weeks Ended
	March 31, 2016	April 24, 2015
Net income (loss)	$(40,378)	$10,514
Other comprehensive income (loss):
Net change in unrealized loss on derivatives	(3,765)	—
Tax effect	386	—
	(3,379)	—
Foreign currency translation adjustment, net of tax	48,501	(477)
Total other comprehensive income (loss)	45,122	(477)
Total comprehensive income (loss)	$4,744	$10,037

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$87,468	$112,613
Short-term Investments	6,988	6,997
Accounts receivable, net	288,537	272,352
Inventories	210,762	212,448
Prepaid taxes	51,354	42,425
Prepaid expenses and other current assets	38,560	26,579
Total Current Assets	683,669	673,414
Property, plant and equipment, net	253,750	244,587
Goodwill	764,540	745,356
Intangible assets, net	674,737	658,942
Investments	77,682	77,486
Deferred tax assets, net	157,811	153,509
Other assets	5,521	5,445
Total Assets	$2,617,710	$2,558,739
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$75,539	$82,513
Accounts payable	118,855	109,588
Accrued liabilities	80,534	63,047
Income taxes payable	26,951	26,699
Accrued employee compensation and related benefits liability	79,669	77,274
Total Current Liabilities	381,548	359,121
Long-term debt obligations	96,058	91,791
Deferred income taxes liability	250,531	235,483
Long-term employee compensation and related benefits liability	32,531	31,139
Other long-term liabilities	31,809	29,743
Total Liabilities	792,477	747,277
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 49,008,015 and 48,868,305 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	75,640	75,444
Additional paid-in capital	1,750,863	1,742,032
Accumulated other comprehensive loss	(9,106)	(54,228)
Retained earnings	7,836	48,214
Total Stockholders’ Equity	1,825,233	1,811,462
Total Liabilities and Stockholders’ Equity	$2,617,710	$2,558,739

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
(In thousands)

			Additional	Accumulated Other	Accumulated	Total
	Common / Ordinary		Paid-In	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Loss)	Equity
Balance at December 31, 2015	48,868	$75,444	$1,742,032	$(54,228)	$48,214	$1,811,462
Stock-based compensation plans	140	196	8,831	—	—	9,027
Net loss	—	—	—	—	(40,378)	(40,378)
Other comprehensive income	—	—	—	45,122	—	45,122
Balance at March 31, 2016 (unaudited)	49,008	$75,640	$1,750,863	$(9,106)	$7,836	$1,825,233

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended	Thirteen Weeks Ended
	March 31, 2016	April 24, 2015
Cash Flows From Operating Activities:
Net income (loss)	$(40,378)	$10,514
Non-cash items included in net income (loss):
Depreciation and amortization	23,568	1,991
Stock-based compensation	6,116	2,493
Deferred income tax expense	1,282	2,774
Impairment of intangible assets	—	448
Loss on disposal of assets	150	—
Loss from equity method investments	2,717	—
Unrealized (gain) loss in foreign currency transactions	(697)	109
Restructuring reserve	22,011	—
Other	3,292	—
Changes in operating assets and liabilities:
Accounts receivable	(8,442)	(3,754)
Inventories	10,800	(3,093)
Other current and non-current assets	(16,030)	(1,325)
Current and non-current liabilities	5,211	6,016
Net cash provided by operating activities	9,600	16,173
Cash Flow From Investing Activities:
Purchase of short-term investments	(6,991)	—
Maturities of short-term investments	7,000	—
Purchase of property, plant and equipment and other	(8,137)	(1,197)
Intangible assets purchases	(820)	—
Net cash used in investing activities	(8,948)	(1,197)
Cash Flows From Financing Activities:
Short-term borrowing	14,083	—
Short-term repayments	(24,425)	—
Repayment of long-term debt obligations	(569)	—
Repayment of trade receivable advances	(16,076)	—
Loans to equity-method companies	(2,846)	—
Proceeds from exercise of options and SARS for common stock	2,541	170
Realized excess tax benefits - stock-based compensation	705	1,612
Purchase of treasury stock	—	(8,350)
Cash settlement of compensation-based stock units	—	(384)
Other financial assets and liabilities	(482)	—
Net cash used in financing activities	(27,069)	(6,952)
Effect of exchange rate changes on cash and cash equivalents	1,272	(51)
Net increase (decrease) in cash and cash equivalents	(25,145)	7,973
Cash and cash equivalents at beginning of period	112,613	116,214
Cash and cash equivalents at end of period	$87,468	$124,187

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	602	1
Cash paid for income taxes	3,603	3,324

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 1.  Nature of Operations
Background. LivaNova PLC and its subsidiaries (collectively, the “Company”, “LivaNova”, “we” or “our”), the successor registrant to Cyberonics, Inc., was incorporated in England and Wales on February 20, 2015 for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation (“Cyberonics”) and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”). As a result of the business combination, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin. This business combination became effective on October 19, 2015, at which time LivaNova’s ordinary shares were listed for trading on the NASDAQ Global Market (“NASDAQ”) and on the London Stock Exchange (the “LSE”) as a standard listing under the trading symbol “LIVN.”
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
Description of the Mergers.
On October 19, 2015, pursuant to the terms of a definitive Transaction Agreement entered into by LivaNova, Cyberonics, Sorin and Cypher Merger Sub (the “Merger Sub”), dated March 23, 2015, (the “Merger Agreement”) Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company, immediately followed by the merger of Merger Sub with and into Cyberonics, with Cyberonics continuing as the surviving company and as a wholly owned subsidiary of LivaNova (the “Mergers”). Upon the consummation of the Mergers, the historical financial statements of Cyberonics became the Company’s historical financial statements. Accordingly, the historical financial statements of Cyberonics are included in the comparative prior periods.
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
Note 2.  Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies
Basis of Presentation. The accompanying condensed consolidated financial statements of LivaNova at March 31, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.” and such principles, “U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2015 has been prepared from audited financial statements but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the operating results of LivaNova and its subsidiaries, for the three months ended March 31, 2016, and are not necessarily indicative of the results that may be expected for the fiscal year that will end December 31, 2016. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our Transition Report on Form 10-KT for the fiscal period that began April 25, 2015 and ended December 31, 2015, as amended (the “2015 Form 10-KT”).
We have included the condensed consolidated statement of income (loss), comprehensive income (loss) and the cash flow for the thirteen weeks ended April 24, 2015 as the equivalent prior period for comparative purposes. This financial information reflects all adjustments considered necessary for a fair presentation of the operating results of Cyberonics and its subsidiaries, as LivaNova’s predecessor, for the thirteen weeks ended April 24, 2015.
Fiscal Year-End.  Prior to the Mergers, Cyberonics, LivaNova’s predecessor, utilized a 52/53-week fiscal year that ended on the last Friday in April. After the Mergers, consummated on October 19, 2015, Cyberonics changed to a calendar year ending December 31st.

Reporting Periods. In this Quarterly Report on Form 10-Q, we are reporting the results of our operations for the three months ended March 31, 2016, which consist of the combined results of operations of Cyberonics and Sorin. Since LivaNova is the successor company to Cyberonics, we are presenting the results of Cyberonics’ operations for the thirteen weeks ended April 24, 2015, as the prior year equivalent quarter. The thirteen weeks ended April 24, 2015 was selected for comparative purposes as it was the closest period to a calendar quarter ending March 31, 2015 (less than 30 days difference) and it was impracticable and cost prohibitive to recast Cyberonics’ prior year financial information in order to present the three months ended March 31, 2015.
Consolidation.  The accompanying condensed consolidated financial statements as of December 31, 2015 and/or for the three months ended March 31, 2016, as applicable, include the combined operating results for LivaNova and the legacy business of Cyberonics and Sorin, LivaNova’s wholly owned subsidiaries and the LivaNova PLC Employee Benefit Trust (the “Trust”). The accompanying consolidated operating results for the thirteen weeks ended April 24, 2015 include the results of operations for Cyberonics and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates. The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in such financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions we may undertake in the future. Estimates are used in accounting for, among other items, valuation and amortization of intangible assets, goodwill, amortization of intangible assets, measurement of deferred tax assets and liabilities, uncertain income tax positions, stock-based compensation, obsolete and slow-moving inventories, allowance for doubtful accounts, and in general, allocations to provisions and the fair value of assets and liabilities recorded in a business combination. Actual results could differ materially from those estimates.
Merger, Integration and Restructuring Charges. As a result of the Mergers, we incurred merger, integration and restructuring charges and reported merger and integration expenses and restructuring expenses separately as operating expenses in the consolidated statement of income (loss).
Merger Expenses. Merger expenses consisted of expenses directly related to the Mergers, such as professional fees for legal services, accounting services, due diligence, a fairness opinion and the preparation of registration and regulatory filings in the United States and Europe, as well as investment banking fees.
Integration Expenses. Integration expenses consisted primarily of consultancy fees with regard to: our systems integration, organization structure integration, finance, synergy and tax planning, the transition to U.S. GAAP for Sorin activity, our LSE listing and certain re-branding efforts.
Restructuring Expenses. After the consummation of the Mergers between Cyberonics and Sorin in October 2015, we initiated several restructuring plans (the “Restructuring Plans”) to combine our business operations. We identify costs incurred and liabilities assumed for the Restructuring Plans. The Restructuring Plans are intended to leverage economies of scale, eliminate duplicate corporate expenses and streamline distributions, logistics and office functions in order to reduce overall costs.
Business Combinations. On October 19, 2015, and pursuant to the terms of the Merger Agreement, Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company, immediately followed by the merger of Merger Sub with and into Cyberonics, with Cyberonics continuing as the surviving company and as a wholly owned subsidiary of LivaNova. Following the completion of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed under the ticker symbol “LIVN” on NASDAQ and admitted for listing on the standard segment of the U.K. Financial Authority’s Official List and to trading on the LSE.
The purchase price allocation recorded in the transition period April 25, 2015 to December 31, 2015 was based on a preliminary acquisition valuation and includes the use of estimates based on information that was available to management at the time. Management is in the process of finalizing appraisals and estimates that may result in a change in the valuation of assets acquired, liabilities assumed, goodwill recognized and the related impact on deferred taxes and cumulative translation adjustments. These changes may have a material impact on the results of operations and financial position. As management finalizes the valuation of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed can materially impact the results of operations. Refer to “Note 3. Business Combinations” for additional information.

The following reclassifications have been made to conform prior period consolidated balance sheet and statement of income (loss) with current year presentation:
Amortization Expense. Amortization expense of $685 thousand was reclassified and reported separately in the consolidated statement of income (loss) rather than included within Research and Development expense.
Accrued Employee Compensation and Related Benefits. In the consolidated balance sheet, some accruals amounting to $17.5 million in total were reclassified from Other Current Liabilities to Accrued Employee Compensation and Related Benefit Liability.
Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less, consisting of demand deposit accounts and money market mutual funds, to be cash equivalents and are carried in the balance sheet at cost, which approximated their fair value. We carried $21.1 million and $41.1 million in money market mutual funds at March 31, 2016 and December 31, 2015, respectively.
U.S. Medical Device Excise Tax (“MDET”). Section 4191 of the Internal Revenue Code enacted by the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, established a 2.3% excise tax on medical devices sold domestically beginning on January 1, 2013, with this excise tax now suspended from January 1, 2016 through December 31, 2017. We include the cost of MDET in cost of sales on the consolidated statements of income for the applicable reporting periods. The MDET tax expense amounted to $0.9 million for the thirteen weeks ended April 24, 2015.
Italian Medical Device Payback (“IMDP”). The Italian Parliament introduced new rules for entities that supply goods and services to the Italian National Healthcare System. The new healthcare law is expected to impact the business and financial reporting of companies operating in the medical technology sector that sell medical devices in Italy. A key provision of the law is a ‘payback’ measure, requiring companies selling medical devices in Italy to make payments to the Italian state if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. Our current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. We account for the estimated cost of the IMDP as a deduction from revenue. The estimated cost of the IMDP amounted to $0.3 million for the three months ended March 31, 2016.
Income Taxes. After the Mergers, we became a U.K. corporation and we operate through our various subsidiaries in a number of countries throughout the world. Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income. We use significant judgment and estimates in accounting for our income taxes. We recognize deferred tax assets and liabilities for the anticipated future tax effects of temporary differences between the financial statements basis and the tax basis of our assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense compared to pre-tax income yields an effective tax rate.
Segments. Prior to the Mergers we had one operating and reportable segment. Upon completion of the Mergers, we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. We currently function in three operating segments; the historical Cyberonics operations are included in the Neuromodulation segment with the historical Sorin businesses included in the Cardiac Surgery (“CS”) and the Cardiac Rhythm Management (“CRM”) segments. Refer to “Note 22. Geographic and Segment Information” for additional information.
Note 3. Business Combinations
On October 19, 2015, and pursuant to the terms of the Merger Agreement, Sorin merged with and into LivaNova, with LivaNova continuing as the surviving company, immediately followed by the merger of Merger Sub with and into Cyberonics, with Cyberonics continuing as the surviving company and as a wholly owned subsidiary of LivaNova. Following the completion of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed, under the ticker symbol “LIVN,” on NASDAQ and admitted for listing on the standard segment of the U.K. Financial Authority’s Official List and trading on the LSE. As a result of the Mergers, on October 19, 2015, LivaNova issued approximately 48.8 million ordinary shares.

On October 19, 2015, each ordinary share of Sorin was converted into the right to receive 0.0472 ordinary shares of LivaNova (the “Sorin Exchange Ratio”), and each share of common stock of Cyberonics was converted into the right to receive one ordinary share of LivaNova. The fair value of the shares issued as total consideration of the Mergers is based on Cyberonics’closing stock price of $69.95 per share on October 16, 2015, the last business day prior to the close of the Mergers. Based on the number of outstanding shares of Sorin and Cyberonics as of October 19, 2015, former Sorin and Cyberonics shareholders held approximately 46 percent and 54 percent, respectively, of LivaNova’s ordinary shares after giving effect to the Mergers.
Based on the relative voting rights of Cyberonics and Sorin shareholders immediately following completion of the Mergers and the premium paid by Cyberonics for Sorin ordinary shares, and after taking into consideration all relevant facts, Cyberonics was considered to be the acquirer for accounting purposes. LivaNova accounted for the acquisition of Sorin as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded based on their fair values at the acquisition date with the excess over the fair value of consideration recognized as goodwill.
We are in the process of finalizing appraisals and estimates utilized in the purchase price allocation that may result in a change in the valuation of assets acquired, liabilities assumed, goodwill recognized and the related impact on deferred taxes and cumulative translation adjustments. These changes may have a material impact on the results of operations and financial position. Although, as of March 31, 2016, no changes have been recognized. Fair values recorded in the acquisition will be finalized by October 19, 2016. During the measurement period, we may recognize adjustments to the provisional amounts with a corresponding adjustment to goodwill in the reporting period in which the adjustments to the provisional amounts are determined. We will adjust our financial statements as needed, including recognizing in our current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated.
The following tables summarizes the fair value of consideration transferred in the Mergers (in thousands):

As of
October 16, 2015
Consideration Transferred:
Fair value of common shares issued to Sorin shareholders	$1,577,603
Fair value of common shares issued to Sorin share award holders (1)	9,231
Fair value of LivaNova stock appreciation rights issued to Sorin stock appreciation rights holders (2)	2,249
Total fair value of consideration transferred	$1,589,083

(1)
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

(2)
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

During the three months ended March 31, 2016, we did not remeasure the fair values of the assets acquired in the merger with Sorin. The following tables summarizes the preliminary fair values of Sorin’s assets acquired and liabilities assumed in the Mergers on October 19, 2016 (in thousands):

As of
October 19, 2015
Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Cash and cash equivalents	$12,495
Accounts receivable	224,466
Inventories	233,832
Other current assets	60,674
Property, plant and equipment	207,639
Intangible assets	688,729
Equity investments	67,059
Other assets	7,483
Deferred tax assets	135,370
Total assets acquired	1,637,747
Current portion of debt and other obligations	110,601
Other current liabilities	237,855
Long-term debt	128,458
Deferred tax liabilities	279,328
Other long-term liabilities	55,567
Total liabilities assumed	811,809
Goodwill	$763,145
Goodwill has been allocated to Cardiac Surgery, Cardiac Rhythm Management and Neuromodulation reporting units. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents growth opportunities and expected cost synergies of the combined company. As a result we have provisionally assigned the goodwill arising from the Sorin acquisition to all three reporting units. This assignment was made by taking into consideration market participant rates of return for each acquired reporting unit (Cardiac Surgery and Cardiac Rhythm Management) in order to assess the respective fair values. The remaining goodwill, allocated to Neuromodulation, which is the accounting acquirer’s existing business unit, is supported by the synergies deriving from the Mergers. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.
The following table summarizes the calculation of the fair value of LIvaNova’s ordinary shares issued to Sorin shareholders (in thousands, except per share data and the exchange ratio):

Total Sorin shares outstanding as of October 16, 2015	477,824
Sorin Exchange Ratio	0.0472
Shares of LivaNova issued	22,553
Value per share of Cyberonics as of October 16, 2015	$69.95
Fair value of ordinary shares transferred to Sorin shareholders	$1,577,603
Based upon a preliminary acquisition valuation, LivaNova acquired $464.0 million of customer-related intangible assets, $211.1 million of developed technology intangible assets, and $13.6 million related to the Sorin trade-name, with weighted average estimated useful lives of 17, 14, and 4 years, respectively. Other long-term liabilities include $2.7 million of unfavorable leases with weighted average remaining lives of 5 years.
Contingent liabilities assumed includes $9.2 million related to uncertain tax positions. During the three months ended March 31, 2016, we did not alter the contingent liability related to uncertain tax positions we assumed during the Mergers, except for changes due to foreign currency exchange rates.

Contingent liabilities also include $3.4 million for contingent payments at fair value related to two acquisitions completed by Sorin prior to the closing of the Mergers. The contingent payments for one acquisition are based on achievement of sales targets by the acquiree through June 30, 2018 and the contingent payments for the second acquisition are based on sales of cardiopulmonary disposable products and heart lung machines through 2019 of the acquiree. During the three months ended March 31, 2016, we did not change the carrying amount of these contingent liabilities, although, due to foreign currency exchange rate changes the carrying amount increased by $0.7 million to $4.1 million.
During the three months ended March 31, 2016, we incurred $6.8 million of merger and integration expenses. The merger and the integration costs were related primarily to advisory, legal, and accounting fees.
Note 4. Reorganization Plans
Our 2015 and 2016 Reorganization Plans (the “Plans”) were initiated October 2015 and March 2016, respectively, and were initiated in conjunction with the completion of the Mergers. These Plans are intended to leverage economies of scale, streamline distribution and logistics and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these Plans were reported as restructuring expenses in the operating results of our consolidated statement of income (loss). There were no restructuring expenses in the comparative thirteen weeks of historical Cyberonics activity ended April 24, 2015.
We estimate that the Plans will result in a net reduction of approximately 131 personnel in the workforce. The Plans also include the closure of our R&D facility in Meylan, France and consolidation of it’s research and development (“R&D”) capabilities into the Clamart facility.
The Reorganization Plans’ details for the three months ended March 31, 2016 are as follows (in thousands):

	Employee severance and other termination costs	Other	Total
Beginning liability balance	$6,919	$—	$6,919
Restructuring charges	27,350	1,242	28,592
Cash payments	(6,581)	—	(6,581)
FX and other	(463)	—	(463)
Ending liability balance	$27,225	$1,242	$28,467
The following table presents restructuring expense by reportable segment (in thousands):

Three Months Ended March 31, 2016
Cardiac Surgery	$4,210
Cardiac Rhythm Management	15,166
Neuromodulation	2,163
Other	7,053
Total	$28,592

Note 5. Accounts Receivable and Allowance for Bad Debt
Accounts receivable, net, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Trade receivables from third parties	$290,427	$274,005
Allowance for bad debt	(1,890)	(1,653)
	$288,537	$272,352

Note 6. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$54,199	$52,482
Work-in-process	43,580	44,369
Finished goods	112,983	115,597
	$210,762	$212,448
Inventories are reported net of the provision for obsolescence which totaled $4.0 million and $3.6 million at March 31, 2016 and December 31, 2015, respectively.
Note 7. Property, Plant and Equipment (“PP&E”)
PP&E consisted of the following (in thousands):

	March 31, 2016	December 31, 2015	Estimated lives in years
Land	$16,227	$15,662	---
Building and building improvements	84,706	82,014	up to 45
Equipment, software, furniture and fixtures	154,289	140,364	up to 16
Other	8,239	8,634	up to 10
Capital investment in process	40,902	42,210	---
Total	304,363	288,884
Accumulated depreciation	(50,613)	(44,297)
	$253,750	$244,587
Aggregate depreciation for LivaNova was $10.9 million for the three months ended March 31, 2016 and $2.1 million for Cyberonics for the thirteen weeks ended April 24, 2015. As part of the Mergers, in October 2015, we acquired Sorin’s PP&E at an estimated fair value of $207.6 million.
Note 8. Goodwill and Intangible Assets
Detail of finite-lived and indefinite-lived intangible assets (in thousands):

	March 31, 2016	December 31, 2015
Schedule of finite-lived intangible assets:
Developed technology	$220,936	$213,873
Customer relationships	466,196	444,472
Trademarks and trade names	13,679	13,030
Other intangible assets	12	11
Total	$700,823	$671,386
Accumulated amortization	(26,086)	(12,444)
Net	$674,737	$658,942
Schedule of indefinite-lived intangible assets:
Goodwill, net of impairment:	$764,540	$745,356

The amortization periods for our finite-lived intangible assets as of March 31, 2016:

	Minimum Life in years	Maximum life in years
Developed technology	5	18
Customer relationships	4	18
Trademarks and trade names	4	4
Other intangible assets	5	5
Aggregate amortization was $15.9 million and $0.7 million for the three months ended March 31, 2016 and the thirteen weeks ended April 24, 2015, respectively. This increase in aggregate amortization was due to the acquisition of intangibles during with the Mergers in October 2015, in which we acquired certain finite-lived intangible assets as follows: $464.0 million of customer relationships, $211.1 million of developed technology and $13.6 million of trade names.
The estimated future aggregate amortization based on our finite-lived intangible assets at March 31, 2016 (in thousands):

Year ending December 31,
2016 - remaining nine months	$35,971
2017	47,895
2018	47,914
2019	46,991
2020	43,987
Thereafter	451,979
Detail of goodwill movements during the three months ended March 31, 2016 by segment (in thousands):

	Neuromodulation	Cardiac Surgery	Cardiac Rhythm Management	Total Goodwill
Balance as of December 31, 2015	$315,943	$412,541	$16,872	$745,356
Other adjustments, net	—	—	—	—
Impairments	—	—	—	—
Currency adjustments	—	18,438	746	19,184
Balance as of March 31, 2016	$315,943	$430,979	$17,618	$764,540
Note 9. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Restructuring related expense accruals	$28,467	$6,919
Advances received on customer receivables	9,607	24,494
Derivatives	6,282	1,815
Provisions for agents, returns and other	5,656	7,199
Product warranty obligations	2,112	2,119
Accrued royalty costs	1,405	1,316
Clinical study costs	1,170	2,004
Accrued insurance	165	2,566
Other	25,670	14,615
	$80,534	$63,047

Note 10. Product Warranties
We include warranty obligations with current accrued liabilities in the consolidated balance sheet. Warranty obligation consisted of the following (in thousands):

Amount
December 31, 2015	$2,119
Warranty claims provision	142
Settlements made	(193)
Effect of changes in foreign currency exchange rates	44
March 31, 2016	$2,112
Note 11. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Liability for uncertain tax positions	$13,401	$13,048
Government grant deferred revenue	4,108	3,918
Earnout for contingent payments (1)	4,075	3,457
Unfavorable operating leases (2)	3,164	2,513
Financial derivatives (3)	2,180	1,793
Other	4,881	5,014
	$31,809	$29,743

(1)
The earnout for contingent payments represents contingent payments we assumed during the Mergers for two acquisitions completed by Sorin prior to the Mergers. The first acquisition, in September 2015, was of Cellplex PTY Ltd. in Australia; the second acquisition was of the commercial activities of a local distributor in Colombia. The contingent payments for the first acquisition are based on achievement of sales targets by the acquiree through June 30, 2018 and the contingent payments for the second acquisition are based on sales of cardiopulmonary disposable products and heart lung machines of the acquiree through December 2019.

(2)	The unfavorable operating lease adjustment obligation represents our acquisition of Sorin’s future lease obligations at their estimated fair value in conjunction with the Mergers.

(3)	Financial derivative obligations, long-term, represent forward interest rate swap contracts, which hedges our long-term European Investment Bank debt.
Note 12. Investments
Short-Term Investments Detail. Our short-term investment consisted of held-to-maturity commercial paper with maturities over three months but less than twelve months and carried at cost plus accrued interest, as shown below (in thousands):

	March 31, 2016	December 31, 2015
Commercial paper (1)	$6,988	$6,997

(1)	Refer to “Note 13. Fair Value Measurements.”

Cost-Method Investments.  Our cost-method investments are shown in long-term assets in the consolidated balance sheets and consist of our equity positions in the following privately-held companies (in thousands):

	March 31, 2016	December 31, 2015
ImThera Medical, Inc. - convertible preferred shares and warrants (1)	$12,000	$12,000
Rainbow Medical Ltd.(2)	4,042	3,847
Total	$16,042	$15,847

(1)	ImThera Medical, Inc. is a private U.S. company developing a neurostimulation device system for the treatment of obstructive sleep apnea. Refer to “Note 13. Fair Value Measurements.”

(2)
Rainbow Medical Ltd. is a private Israeli venture capital company that seeds and grows companies developing medical devices in a diverse range of medical fields. Refer to “Note 13. Fair Value Measurements.”

Equity Method Investments. Our equity-method investments are shown in long-term assets of our condensed consolidated balance sheets and consist of our equity position in the following entities (in thousands, except for percent ownership):

	% Ownership (1)	March 31, 2016	December 31, 2015
La Bouscarre S.C.I.	50.0%	$17	$16
LMTB - Laser und Medizin Technologie Gmbh	—%	—	3
Caisson Interventional LLC (2)	43.7%	12,718	13,712
Highlife S.A.S. (2)	38.0%	8,457	8,363
MicroPort Sorin CRM (Shanghai) Co. Ltd.	49.0%	8,729	8,959
Respicardia Inc.	19.7%	31,719	30,586
Total		$61,640	$61,639

(1)	Ownership percentages as of March 31, 2016.

(2)
We have outstanding loans to Caisson Interventional LLC and to Highlife S.A.S for $6.6 million included in Other Assets (long-term) on the consolidated balance sheet. We loaned an additional $2.8 million to Highlife during the three months ended March 31, 2016. Refer to “Note 13. Fair Value Measurements - Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis” for further information.

We adjusted the carrying amount of our equity-method investments for our share of the investees losses, in the amount of $2.7 million during the three months ended March 31, 2016. Our share of the losses are reflected in the consolidated statements of income (loss). In addition, we adjusted the carrying amount of our equity-method investments for foreign currency translation gains of $2.7 million during the three months ended March 31, 2016, which are reflected in the consolidated statement of other comprehensive income. During the thirteen weeks ended April 24, 2015, there were no historical Cyberonics equity-method investments.
Other Assets. “Other assets” in the long-term section of the consolidated balance sheet includes the cash surrender value of company-owned life insurance policies, which are based on the fair values in a mutual fund portfolio, amounting to $1.8 million at March 31, 2016 and December 31, 2015.
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
Level 1. Observable inputs such as quoted prices in active markets.

Level 2. Inputs other than the quoted prices in active markets that are observable either directly or indirectly. To measure the fair value of its derivative transactions (transactions to hedge exchange risk and interest rate risk), we calculate the mark-to-market of each transaction using prices quoted in active markets (e.g., the spot exchange rate of a currency for forward exchange transactions) and observable market inputs processed for the measurement (e.g., the fair value of an interest rate swap using the interest rate curve), or the measurement of an exchange rate option (with the processing of listed prices and observable variables such as volatility). For all level 2 valuations, we use the information provided by a third-party as a source for obtaining quoted observable prices and to process market variables.
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The fair value of assets using Level 3 input are based on our own judgments about the assumptions that market participants would use in pricing the asset and on observable market data, when available. We generally consider: (a) sale prices for similar assets, (b) discounted estimated future cash flows using an appropriate discount rate and/or (c) estimated replacement cost.
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2016 or the thirteen weeks ended April 24, 2015.

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of	Fair Value Measurements Using Inputs Considered as:
	March 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Derivative Liabilities - for hedging (foreign currency exchange rates)	$2,214	$—	$2,214	$—
Derivative Liabilities - for hedging (interest rates)	3,335	—	3,335	—
Derivative Liabilities - not for hedging (interest rates)	4	—	4	—
Derivative Liabilities - not for hedging (exchange rates)	2,909	—	2,909	—
Earnout for contingent payments (1)	4,075	—	—	4,075
Total Liabilities	$12,537	$—	$8,462	$4,075

	Fair Value as of	Fair Value Measurements Using Inputs Considered as:
	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Derivative Assets - for hedging (exchange rates)	$839	$—	$839	$—
Derivative Assets - not for hedging (exchange rates)	—	—	—	—
Total Assets	$839	$—	$839	$—

Liabilities:
Derivative Liabilities - for hedging (interest rates)	$2,876	$—	$2,876	$—
Derivative Liabilities - not for hedging (interest rates)	24	—	24	—
Derivative Liabilities - not for hedging (exchange rates)	1,547	—	1,547	—
Earnout for contingent payments (1)	3,457	—	—	3,457
Total Liabilities	$7,904	$—	$4,447	$3,457

(1)
This contingent payment arose as a result of acquisitions by Sorin, prior to the Mergers. Cellplex PTY Ltd. was acquired in September 2015 and the contingent payments are based on achievement of sales targets by the acquiree through June 30, 2018. The other acquisition was the commercial activities of a local distributor in Colombia and the contingent payments are based on sales of cardiopulmonary disposable products and heart lung machines of the acquiree through December 2019.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our investment in cost-method equity securities and our investments in equity securities that are accounted for using the equity method consisted of investments in equity, partnership interests and advances to privately held companies for which there are no quoted market prices. These investments and our non-financial assets such as: goodwill of $763.1 million recorded on the date of the Mergers, intangible assets, and PP&E, are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. We classify the measurement of these assets as Level 3 input within the fair value hierarchy. No impairment was recognized during the three months ended March 31, 2016. During the thirteen weeks ended April 24, 2015 we fully impaired certain finite-lived intangible assets and PP&E for a loss of $0.4 million and $0.8 million, respectively, that were primarily related to R&D projects that no longer factored into our future product plans.

Short-Term Financial Instruments Not Measured at Fair Value
The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these items. The balance of our investments in short-term securities, consisted of commercial paper carried at cost plus accrued interest which approximates its fair value. Refer to “Note 12. Investments” for further information.
The carrying value of our long-term debt including the short-term portion, as of March 31, 2016, was $118.0 million which we believe approximates fair value. Cyberonics had no debt outstanding as of April 24, 2015.
Note 14. Financing Arrangements
The outstanding principal amount of long-term debt at March 31, 2016 and December 31, 2015, consisted of the following (in thousands, except interest rates):

	Principal Amount at	Principal Amount at		Effective Interest Rate
	March 31, 2016	December 31, 2015	Maturity
European Investment Bank (1)	$104,260	$99,426	June 2021	1.035%
Banca del Mezzogiorno (2)	9,321	8,851	December 2019	0.50% - 3.35%
Bpifrance (ex-Oséo) (3)	2,576	2,621	October 2019	2.58%
Novalia SA (Vallonie) (4)	920	1,192	March 2020 - June 2033	0.00% - 3.42%
Mediocredito Italiano (5)	926	944	September 2021-2026	0.0525% - 0.765%
Total long-term facilities	118,003	113,034
Less current portion of long-term debt	21,945	21,243
Total long-term debt	$96,058	$91,791

(1)
In July 2014, Sorin obtained a European Investment Bank loan to support product development projects in Italy and France for the Cardiac Surgery (the “CS”) and Cardiac Rhythm Management (the “CRM”) Business Units, and in addition, for the support of New Venture therapeutic solutions aimed at treating heart failure and mitral valve regurgitation.

(2)
In January 2015, Sorin obtained loans to support R&D projects as a part of the Large Strategic Project program of the Italian Ministry of Education, Universities and Research. One loan is subsidized by Cassa Depositi e Prestiti, at a fixed rate of 0.5%, and a second loan provided by GE Capital Interbanca, at a floating interest rate of the 6-month Euribor rate plus 3.3%.

(3)	In 2012, Sorin obtained a loan with Bpifrance, a French government entity that provides financial support for R&D.

(4)	In 2010, Sorin obtained loans from Novalia SA, a finance company in the Wallonia Region in Belgium, to support several R&D projects.

(5)
In 2014, Sorin assumed real estate loans with the acquisition of the cannulae business. The loans are due to Mediocredito Italiano and are secured by a mortgage on our building located at our Cantù manufacturing site in Italy.

The outstanding principal amount of short-term debt as of March 31, 2016, and December 31, 2015, consisted of the following (in thousands, except interest rates):

	Principal Amount at	Principal Amount at	Effective Interest Rate
	March 31, 2016	December 31, 2015
Intesa San Paolo Bank	$10,257	$20,630	0.300%
BNL BNP Paribas	15,955	18,459	0.300%
Unicredit Banca	6,838	15,201	0.380%
Barclays Bank	13,676	—	0.324%
BNP Paribas (Brazil)	2,852	2,225	16.20%
French Government	2,130	2,030	—
Other short-term facilities	1,886	2,725
Total short-term facilities	53,594	61,270
Current portion of long-term debt	21,945	21,243
Total current debt	75,539	82,513
Total debt	$171,597	$174,304

Note 15. Derivatives and Risk Management
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations, and, due to certain loans with floating interest rates, we are also subject to the impact of changes in interest rates on our interest payments. We enter into foreign currency exchange rate (“FX”) forward contracts and interest rate swap contracts, to reduce the impact of foreign currency rates and interest rate fluctuations on net revenues and cash flow. We measure all outstanding derivatives at fair value and report the fair value in the consolidated balance sheets as either financial assets or liabilities. We do not enter into derivative contracts for speculative purposes. Derivatives that are not designated as hedge instruments are referred to as freestanding derivatives and we account for changes in fair value in earnings. If a derivative qualifies for hedge accounting and is designated as a hedging instrument, then, depending on hedge effectiveness, we account for changes in the fair value of the derivative immediately in earnings or in other comprehensive income until the hedged item is recognized in earnings upon settlement or termination of the hedge contract. We measure hedge effectiveness each quarter end. If a derivative that qualified for hedge accounting is later determined to be ineffective, in whole or in part due to changes in the underlying hedged transaction, the fair value of the portion of the derivative determined to be ineffective will be recognized as a gain or loss in earnings for the applicable period. If the hedging instrument matures or is canceled, the amounts previously recorded in the statement of accumulated other comprehensive income is reclassified to earnings.
Freestanding Derivative Foreign Currency Forward Contracts
The gross notional amount of derivative FX forward contracts, not designated as hedging instruments, outstanding at March 31, 2016 and December 31, 2015 was $285.3 million and $254.4 million, respectively. These contracts consist of primarily FX forward contracts designed to offset the FX effects in earnings of intercompany loans denominated in a variety of foreign currencies versus the Euro, which settle monthly or quarterly, and are renewed or not in accordance with the underlying outstanding intercompany loan amounts. In addition, we included FX forward currency contracts originally designed to hedge net revenues denominated in British pounds and Japanese yen but derecognized during the period ended March 31, 2016.
The amount and location of the gains (losses) in the condensed consolidated statements of income (loss) related to freestanding FX contracts (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of gains / (losses) in the statement of net income (loss)	Three Months Ended March 31, 2016
FX forward contracts (1)	Foreign exchange and other	$(3,822)

(1)
The aggregate amounts include realized and unrealized gains and losses. There were no derivative contracts outstanding during the thirteen weeks of historic Cyberonics activity that ended April 24, 2015.

Cash Flow Hedges
Foreign Currency Risk
We utilize FX forward contracts that are designed to hedge the variability of cash flows associated with our 15 month forecast of net revenues denominated in British Pound and Japanese Yen and are designated as a cash flow hedges. These hedges are denominated in USDs and are settled when the earnings process has completed and the receivables collected. The gross notional amount of FX forward contracts designated as cash flow hedges outstanding at March 31, 2016 was $82.8 million, related to contracts for £8.5 million and ¥8.1 billion, and at December 31, 2015 the gross notional amount was $66.9 million, related to contracts for £8.5 million and ¥6.4 billion. At March 31, 2016, we had $2.4 million in after-tax net unrealized losses associated with FX cash flow hedging recorded in Accumulated Other Comprehensive Income (“AOCI”) and of this total we expect that $2.3 million will be reclassified to earnings during the next 12 months. There was no FX hedge ineffectiveness and there were no components of the FX hedge contracts excluded in the measurement of hedge effectiveness during the three months ended March 31, 2016. During the three months ended March 31, 2016, we discontinued FX forward contracts in the amount of £1.5 million ($2.3 million) due to a review of the forecast for 2016 of our revenues and costs denominated in GBP’s, which resulted in a gain of $190 thousand. There were no FX derivatives outstanding during the thirteen weeks of historic Cyberonics activity that ended April 24, 2015.
Interest Rate Risk
In July 2014, Sorin entered into a European Investment Bank (“EIB”) long-term loan agreement that matures in June 2021 with variable interest payments due quarterly based on the Euribor 3 month floating interest rate. To minimize the impact of changes in interest rates on our interest payments we entered into an interest rate swap agreement program to swap the EIB floating-rate interest payments for fixed-rate interest payments. The interest rate swap contracts qualify for, and are designated as, a cash flow hedge. Each interest rate swap contract has a quarterly settlement in conjunction with the scheduled payment of interest on the European Investment Bank loan. The contracts had an aggregate notional amount of €73.3 million (equivalent to $83.5 million) at March 31, 2016 and €73.3 million (equivalent to $79.6 million) at December 31, 2015. At March 31, 2016, we had $0.1 million in after-tax net unrealized losses associated with interest rate cash flow hedging recorded in AOCI, and of this total we expect that $61 thousand will be reclassified to earnings during the next 12 months. There was no interest rate swap hedge ineffectiveness or component of the swap contract excluded in the measurement of hedge effectiveness during the three months ended March 31, 2016. In addition, no interest rate swap contract was derecognized, canceled or discontinued during the three months ended March 31, 2016. There were no interest rate swap contracts outstanding during the thirteen weeks of historic Cyberonics activity that ended April 24, 2015.
Presentation in Financial Statements
The amount of gains (losses) posted to other comprehensive income related to FX forward contracts, and interest rate swap derivative instruments, designated as cash flow hedges during the three months ended March 31, 2016 and the amount of cash flow hedge gains (losses) reclassified to the consolidated statements of income (loss) from other comprehensive income for the three months ended March 31, 2016, were as follows (in thousands):

	Gross Gains (Losses) Recognized in OCI on the Effective Portion of the Derivative	Effective Portion of Gains (Losses) on Derivatives Reclassified from AOCI to Earnings:
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
FX forward contract	$(3,580)	Foreign Exchange and Other (1)	$190
		SG&A	(291)
Interest rate swap contracts	(319)	Interest expense	(33)
Total	$(3,899)		$(134)

(1)	Includes FX contracts derecognized as revenue hedges during the three months ended March 31, 2016.

The fair value on a gross basis and the location of derivative instruments reported in the consolidated balance sheet are shown in the table below as of March 31, 2016 (in thousands):

	Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)
Interest rate contracts	Accrued liabilities	$1,155
Interest rate contracts	Other long-term liabilities	2,180
Foreign currency exchange rate contracts	Accrued liabilities	2,214
Total derivatives designated as hedging instruments		$5,549
Derivatives not designated as hedging instruments
Interest rate contracts	Accrued liabilities	$4
Foreign currency exchange rate contracts	Accrued liabilities	2,909
Total derivatives not designated as hedging instruments		$2,913
Total derivatives		$8,462
The fair value on a gross basis and the location of derivative instruments reported in the consolidated balance sheet are shown in the table below as of December 31, 2015 (in thousands):

	Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)
Interest rate contracts	Accrued liabilities	$1,083
Interest rate contracts	Other long-term liabilities	1,793
Foreign currency exchange rate contracts	Accrued liabilities	(839)
Total derivatives designated as hedging instruments		2,037
Derivatives not designated as hedging instruments
Interest rate contracts	Accrued liabilities	24
Foreign currency exchange rate contracts	Accrued liabilities	1,547
Total derivatives not designated as hedging instruments		1,571
Total derivatives		$3,608

(1)	For the classification of input used to evaluate the fair value of our derivatives, refer to “Note 13. Fair Value Measurements.”
Note 16.  Commitments and Contingencies
Litigation and Regulatory Proceedings
FDA Warning Letter. On December 31, 2015, LivaNova received a Warning Letter (the “Warning Letter”) dated December 29, 2015 from the U.S. Food and Drug Administration (“FDA”) alleging certain violations of FDA regulations applicable to medical device manufacturers at the Company’s Munich, Germany and Arvada, Colorado facilities.
The FDA inspected the Munich facility from August 24, 2015 to August 27, 2015 and the Arvada facility from August 24, 2015 to September 1, 2015. On August 27, 2015, the FDA issued a Form 483 identifying two observed non-conformities with certain regulatory requirements at the Munich facility. We did not receive a Form 483 in connection with the FDA’s inspection of the Arvada facility. Following the receipt of the Form 483, we provided written responses to the FDA describing corrective and preventive actions that were underway or to be taken to address the FDA’s observations at the Munich facility. The Warning Letter responded in part to our responses and identified other alleged violations not previously included in the Form 483.

The Warning Letter further stated that our 3T Heater Cooler devices and other devices we manufactured at our Munich facility are subject to refusal of admission into the United States until resolution of the issues set forth by the FDA in the Warning Letter. The FDA has informed us that the import alert is limited to the 3T Heater Cooler devices, but that the agency reserves the right to expand the scope of the import alert if future circumstances warrant such action. The Warning Letter did not request that existing users cease using the 3T Heater Cooler device, and manufacturing and shipment of all of our products other than the 3T Heater Cooler remain unaffected by the import limitation. To help clarify these issues for current customers, we issued an informational Customer Letter in January 2016, and that same month agreed with the FDA on a process for shipping 3T Heater Cooler devices to existing U.S. users pursuant to a certificate of medical necessity program.
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
We are continuing to work diligently to remediate the FDA’s inspectional observations for the Munich facility as well as the additional issues identified in the Warning Letter. We take these matters seriously and intend to respond timely and fully to the FDA’s requests.
The Warning Letter had no impact on our consolidated financial position, results of operations or cash flows in our fiscal year ended December 31, 2015, and the impact on our consolidated financial position, results of operations or cash flows for the three months ended March 31, 2016 was not material. We believe that less than 1% of our fiscal year 2016 consolidated sales will be impacted by this Warning Letter and the FDA’s concerns will be resolved without a material impact on our consolidated financial position, results of operations or cash flows in our fiscal year 2016.
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
The putative class action, which has not been certified, seeks: (i) declaratory relief finding the 3T Heater Cooler devices are defective and unsafe for intended uses; (ii) medical monitoring; (iii) general damages; and (iv) attorneys’ fees. On March 21, 2016, the plaintiffs filed a First Amended Complaint adding Sorin Group Deutschland GmbH and Sorin Group USA, Inc. as defendants.
At LivaNova, patient safety is of the utmost importance, and significant resources are dedicated to the delivery of safe, high-quality products. We intend to vigorously defend against these claims. Given the early stage of this matter, we cannot, however, give any assurances that additional legal proceedings making the same or similar allegations will not be filed against LivaNova PLC or one of its subsidiaries, nor that the resolution of the complaint and any related litigation in connection therewith will not have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
SNIA Litigation. Sorin S.p.A. was created as a result of a spin-off (the “Sorin spin-off”) from SNIA S.p.A. (“SNIA”). The Sorin spin-off, which spun off SNIA’s medical technology division, became effective on January 2, 2004. Pursuant to the Italian Civil Code, in a spin-off transaction, the parent and the spun-off company can be held jointly liable for certain indebtedness or liabilities of the pre-spin-off company in two scenarios:

•
The parent and the spun-off company can be held jointly liable, up to the actual value of the shareholders’ equity conveyed or received, for “debt” (debiti) of the pre-spin-off company that existed at the time of the spin-off. This joint liability is secondary in nature and, consequently, arises only when such indebtedness is not satisfied by the company owing such indebtedness. We estimate that at the time of the spin-off, the value of the residual shareholders’ equity received was approximately €573 million.

•
The parent and the spun-off company can be held jointly liable, up to the actual value of the shareholders’ equity conveyed or received, for “liabilities” (elementi del passivo) whose allocation between the parties to the spin-off cannot be determined based on the spin-off plan.

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
Between 1906 and 2010, SNIA’s subsidiaries Caffaro Chimica S.r.l. and Caffaro S.r.l. and their predecessors (the “SNIA Subsidiaries”), conducted certain chemical operations (the “Caffaro Chemical Operations”), at sites in Torviscosa, Brescia and Colleferro, Italy (the “Caffaro Chemical Sites”). These activities allegedly resulted in substantial and widely dispersed contamination of soil, water and ground water caused by a variety of hazardous substances released at the Caffaro Chemical Sites. In 2009 and 2010, SNIA and the SNIA Subsidiaries filed for insolvency. In connection with SNIA’s Italian insolvency proceedings, the Italian Ministry of the Environment and the Protection of Land and Sea (the “Italian Ministry of the Environment”), sought compensation from SNIA in an aggregate amount of €3.4 billion for remediation costs relating to the environmental damage at the Caffaro Chemical Sites allegedly caused by the Caffaro Chemical Operations. The amount, which was based on certain clean-up activities and precautionary measures set forth in three technical reports prepared by ISPRA, the technical agency of the Ministry of Environment. Similar activities and precautionary measures have also been requested to the SNIA Subsidiaries by the Ministry of Environment and other competent authorities in the context of the administrative proceeding for the remediation of the Caffaro Chemical Sites. However, these administrative acts have been invalidated in part by courts in Friuli Venezia Giulia (for the site of Torviscosa) and Brescia, which deemed them based on an inadequate fact-finding. The administrative proceeding regarding the Torviscosa site is also currently subject to a criminal investigation by the Public Prosecutor of Udine. In addition, partial final remediation plans have been approved and implemented for the Colleferro site. These plans provide remediation activities significantly different, and entailing much lower expenses, from those included in the ISPRA’s technical reports which ground the request for compensation of the abovementioned amount. Notwithstanding the above, that amount, remains in dispute, and no final remediation plan has been approved for the other site.
In September 2011, the Bankruptcy Court of Udine, and in July 2014, the Bankruptcy Court of Milan each held that the Italian Ministry of the Environment and other Italian government agencies were not creditors of SNIA and the SNIA Subsidiaries in connection with the agencies’ claims against them in the context of their Italian insolvency proceedings. LivaNova (as the successor to Sorin in the litigation) believes these findings are influential but not binding in other Italian courts, including civil courts. The Italian Ministry of the Environment and the other Italian government agencies have appealed both decisions, but in January 2016, the Court of Udine rejected the appeal (with a decision which has been challenged before the Italian Supreme Court), while the appeal before the Court of Milan is currently pending.
In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan on the basis of the Italian Civil Code’s provisions for potential joint liability of a parent and a spun-off company in the context of a spin-off, as described above, seeking to determine Sorin’s joint liability with SNIA for damages allegedly related to the Caffaro Chemical Operations (as described below). SNIA’s civil action against Sorin also named the Italian Ministry of the Environment and other Italian government agencies, as defendants, in order to have them bound to a potential ruling. The Italian Ministry of the Environment, together with the Italian Ministry of Economy and Finance and certain additional Italian government agencies that also sought compensation from SNIA for the alleged environmental damages, subsequently counterclaimed against Sorin, seeking to have Sorin found jointly liable to them with SNIA, on the same basis. SNIA and these government agencies asked the court to find inapplicable to the Sorin spin-off the Italian Civil Code’s caps on potential joint liability of parties to a spin-off, which limit such joint liability to the actual value of the shareholders’ equity received, on the basis that the Sorin spin-off was planned prior to the date such caps were enacted under the Italian Civil Code, and despite the fact that the Sorin spin-off became effective after such date. Sorin sought to contest SNIA’s claims against Sorin, in their entirety, due to:

•
the Italian bankruptcy courts’ previous findings that the Italian Ministry of the Environment and other Italian government agencies were not creditors of SNIA and the SNIA subsidiaries in connection with the agencies’ claims against them;

•
Sorin’s belief that the alleged liabilities related to the Caffaro Chemical Operations did not constitute indebtedness of SNIA at the time of the Sorin spin-off, and thus that Sorin should not be held liable under the Italian Civil Code’s provisions relating to joint liability for indebtedness in the context of spin-offs, as described above; and

•
the allocation to SNIA of the assets and liabilities related to the Caffaro Chemical Operations in connection with the Sorin spin-off, and Sorin’s belief that Sorin should therefore not be liable under the Italian Civil Code’s provisions relating to joint liability in the context of spin-offs for liabilities of indeterminate allocation, as described above.

A hearing to submit final claims (precisazione delle conclusioni) in connection with SNIA’s civil action was held in September 2015 and parties have since filed final defense briefs. A favorable decision pertaining to the case was delivered in judgment No. 4101/2016 on April 1, 2016 (the “Decision”). In its Decision the Court of Milan dismissed the legal actions of SNIA in Amministrazione Straordinaria and of the Italian Public Administration (the “Public Administration”) against Sorin (now LivaNova PLC), further requiring the Public Administration to pay Sorin €300,000, as legal fees (of which €50,000 jointly with SNIA). Neither of the losing parties has yet filed an appeal in this case.
LivaNova (as successor to Sorin in the litigation) continues to believe that the risk of material loss relating to the SNIA litigation is not probable as a result of the reasons and recent court decisions described above. We also believe that the amount of potential losses relating to the SNIA litigation is, in any event, not estimable given that the underlying damages, related remediation costs, which party would be responsible for which portion, which party is responsible for which time period, all of which remains in dispute and that no final decision on a remediation plan has been approved. As a result, LivaNova has not made any accrual in connection with the SNIA litigation.
Pursuant to European Union, United Kingdom and Italian cross-border merger regulations applicable to the Mergers, legacy Sorin’s liabilities, including any potential liabilities arising from the claims against Sorin relating to the SNIA litigation, are assumed by LivaNova as successor to Sorin. Although LivaNova believes the claims against Sorin in connection with the SNIA litigation are without merit and continues to contest them vigorously, there can be no assurance as to the outcome. A finding during any appeal or novel proceedings that Sorin or LivaNova is liable for the environmental damage at the Caffaro Chemical Sites could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Accordingly, LivaNova (as successor to Sorin) alongside other parties, challenged the Environmental Remediation Order before the Administrative Court of Lazio in Rome (the “TAR”). A hearing was held on February 3, 2016.
On March 21, 2016 the TAR issued several judgments, annulling the Environmental Remediation Order, one for each of the addressees of the Environmental Remediation Order, including LivaNova. Those judgments were based on the fact that (i) the Environmental Remediation Order lacks any detailed analysis of the causal link between the alleged damage and the activities of the Company, which is a pre-condition to imposition of the measures proposed in the Environmental Remediation Order, (ii) the situation of the Caffaro site does not require urgent safety measures, because no new pollution events have occurred and no additional information/evidence of a situation of contamination exists and (iii) the Environmental Remediation Order was not enacted using the correct legal basis, and in any event the Ministry failed to verify the legal elements that could have led to a conclusion of legal responsibility of the addressees of the Environmental Remediation Order. The TAR decision described above may be appealed by the Ministry before the Council of State (within 60 days from the notification of the TAR’s judgment, or six months if the judgment has not been notified).
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
In August 2015, Mr. Hagerty filed a Motion Seeking Leave to file a Second Amended Complaint responding to certain deficiencies noted by the court when dismissing claims in his First Amended Complaint alleging that Cyberonics submitted, or caused the submission of false claims under the False Claims Act. On September 4, 2015, Cyberonics filed our Brief in Opposition to Hagerty’s Motion for Leave to file a Second Amended Complaint.  Mr. Hagerty filed a Reply Brief in support of his Motion for Leave to file a Second Amended Complaint on September 11, 2015.  On September 16, 2015, the Court heard oral arguments on (a) Mr. Hagerty’s motion seeking to amend his complaint, and (b) Cyberonics’ pending motion demanding arbitration on the claims relating to wrongful and retaliatory discharge.  On November 17, 2015, the court (1) denied Mr. Hagerty’s Motion for Leave to File a Second Amended Complaint (accordingly, the previously dismissed claims remain dismissed); (2) granted Cyberonics’ Motion to Compel Arbitration of the two remaining claims (for retaliatory discharge under the False Claims Act and for wrongful termination/retaliation under Massachusetts law); and (3) stayed the pending case (in order to consolidate all issues for appeal pending resolution of the arbitration). On or about February 22, 2016, Mr. Hagerty dismissed, without prejudice, his individual claims that were ordered to arbitration. Subsequently, on or about March 21, 2016, Mr. Hagerty filed an appeal of the previously dismissed FCA claims with the U.S. First Circuit Court of Appeals. The appeal is pending.
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
The preliminary challenges filed for 2004, 2005 and 2006 were heard and all denied at the first jurisdictional level, and subsequently, the Company filed an appeal against the decisions in the belief that all the decisions are incorrect in their reasoning and radically flawed. The appeal submitted against the first-level decision for 2005 was rejected. The second-level decision, relating to the 2005 notice of assessment, was appealed to the Italian Supreme Court (Corte di Cassazione) at a hearing on February 3, 2016, where we argued that the assessment should be deemed null and void and illegitimate because of a false application of regulations. The Court’s decision is pending.
In November 2012, the Internal Revenue Office served a notice of assessment for 2007 and, in July 2013, served a notice of assessment for 2008, wherein the Internal Revenue Office claimed an increase in taxable income due to a reduction (similar to the previous notices of assessment for 2004, 2005 and 2006) of the losses reported by Sorin Group Italia S.r.l. for the 2002, 2003 and 2004 tax periods and utilized in 2007 and 2008. Both notices of assessment were challenged within the statutory deadline. The Provincial Tax Court of Milan suspended the decision for 2007 until the litigation regarding years 2004, 2005 and 2006 are defined.
The total amount of losses in dispute is €62.6 million or $71.3 million. At the time of Cyberonics-Sorin merger, LivaNova carefully reassessed its exposure, on this complex tax litigation, taking into account the recent general adverse trend to taxpayers on litigations with Italian tax authorities. Although the Company’s defensive arguments are strong, the negative Court trend experienced so far by Sorin (four consecutive negative judgments received to date) as well as the fact of the ultimate outcome being dependent on the last possible Court level, i.e. the Italian Supreme Court, which is entitled to resolve only on procedural and legal aspects of the case but not on its substance, led LivaNova to recognize a risk provision of $19.2 million.

Other Litigation. Additionally, we are the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of our business. These matters are subject to many uncertainties and outcomes that are not predictable and that may not be known for extended periods of time. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Lease Agreements
We have operating leases for facilities and equipment. Rent expense from all operating leases amounted to approximately $5.9 million and $0.2 million for the three months ended March 31, 2016 and the thirteen weeks ended April 24, 2015, respectively.
Note 17.  Stockholders’ Equity
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
Following the completion of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed on NASDAQ and listed on the Official List of the U.K.’s Financial Conduct Authority and admitted to trading on the Main Market of the LSE under the ticker symbol “LIVN.”
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
Share repurchase plans prior to the Mergers. Common shares were repurchased on the open market pursuant to the Cyberonics’ Board of Directors approved repurchase plans during the year ended April 24, 2015 and prior. In January 2013, December 2013 and November 2014, the Cyberonics Board of Directors authorized repurchase programs of its common stock of up to one million shares under each program. However, on February 27, 2015, the Cyberonics treasury stock purchase plan under Rule 10b5-1 of the Exchange Act terminated, and Cyberonics stopped repurchasing its shares of common stock. During the thirteen weeks ended April 24, 2015, pursuant to the approved plans, Cyberonics repurchased 129,221 shares of its common stock, and repurchased 14,845 shares to cover employees’ minimum tax withholding obligations related to vested stock-based compensation grants, at an average price for all shares repurchased of $58.01.

Comprehensive income.
The table below presents the change in each component of accumulated other comprehensive income (loss), net of tax and the reclassifications out of accumulated other comprehensive income into net earnings for the three months ended March 31, 2016 and the thirteen weeks ended April 24, 2015 (in thousands):

	Change in Unrealized Gain (Loss) on Cash Flow Hedging Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
Beginning Balance - December 31, 2015	$888	$(55,116)	$(54,228)
Other comprehensive income (loss) before reclassifications, before tax	(3,899)	48,501	44,602
Tax benefit (expense)	405	—	405
Other comprehensive income (loss) before reclassifications, net of tax	(3,494)	48,501	45,007
Reclassification of (gain)/loss from accumulated other comprehensive income, before tax	134	—	134
Tax effect	(19)	—	(19)
Reclassification of (gain)/loss from accumulated other comprehensive income, after tax	115	—	115
Net current-period other comprehensive income (loss), net of tax	(3,379)	48,501	45,122
Ending Balance - March 31, 2016	$(2,491)	$(6,615)	$(9,106)

Beginning Balance - January 23, 2015	$—	$(2,924)	$(2,924)
Other comprehensive income (loss) before reclassifications, before tax	—	(477)	(477)
Tax benefit (expense)	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(477)	(477)
Reclassification of (gain)/loss from accumulated other comprehensive income, before tax	—	—	—
Tax effect	—	—	—
Reclassification of (gain)/loss from accumulated other comprehensive income, after tax	—	—	—
Net current-period other comprehensive income (loss), net of tax	—	(477)	(477)
Ending Balance - April 24, 2015	$—	$(3,401)	$(3,401)

(1)	Taxes are not provided for foreign currency translation adjustments as translation adjustment are related to earnings that are intended to be reinvested in the countries where earned.
Note 18.  Stock-Based Incentive Plans
Stock-Based Incentive Plans
On October 16, 2015, the sole shareholder of LivaNova approved the adoption of the LivaNova 2015 Incentive Award Plan (the “2015 Plan”). The Plan became effective as of October 19, 2015. Incentive awards may be granted under the 2015 Plan in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock- and cash-based awards and dividend equivalents. As of March 31, 2016, there were approximately 7,186,940 shares available for future grants under the 2015 Plan.

Stock-Based Compensation
 Amounts of stock-based compensation recognized in the consolidated statement of income (loss), by expense category are as follows (in thousands):

	Three Months Ended March 31, 2016	Thirteen Weeks Ended April 24, 2015
Cost of goods sold	$357	$150
Selling, general and administrative	5,190	1,680
Research and development	298	664
Merger-related expense	271	—
Total stock-based compensation expense	$6,116	$2,493
Income tax benefit, related to awards, recognized in the consolidated statements of income	614	937
Total expense, net of income tax benefit	$5,502	$1,556
Amounts of stock-based compensation expense recognized in the consolidated statement of income (loss) by type of arrangement are as follows (in thousands):

	Three Months Ended March 31, 2016	Thirteen Weeks Ended April 24, 2015
Service-based stock option awards and SAR's	$2,575	$997
Service-based restricted and restricted stock unit awards	3,511	1,464
Performance-based restricted stock and restricted stock unit awards	30	33
Total stock-based compensation expense	$6,116	$2,493
Note 19.  Employee Retirement Benefit Plans
We sponsor various retirement plans, including defined benefit pension plans covering U.S. employee and non-U.S. employees, an employee retirement savings plan and a non-qualified deferred compensation plan covering U.S. employees.
As a result of the Mergers, we assumed several Sorin defined benefit pension plans which include plans in the U.S., Italy, Germany, Japan and France. In the U.S., we assumed a frozen cash balance retirement plan that is a contributory, defined benefit plan designed to provide the benefit in terms of a stated account balance dependent on the employer’s promised interest-crediting rate. In Italy and France, we assumed a severance pay defined benefit plan that obligates the employer to pay severance pay in case of resignation, dismissal or retirement. In other jurisdictions we assumed non-contributory, defined benefit plans designated to provide a guaranteed minimum retirement benefits to eligible employees. Prior to the Mergers, we did not sponsor any defined benefit pension plans. We carried forward Cyberonics’ defined contribution plans at the Mergers, which consisted of the Cyberonics, Inc. Employee Retirement Savings Plan, that qualifies under Section 401(k) of the IRC, covering U.S. employees, the Cyberonics, Inc. Non-Qualified Deferred Compensation Plan (the “Deferred Compensation”) covering certain U.S. middle and senior management, and the Belgium Defined Contribution Pension Plan for Cyberonics’ Belgium employees.

Defined Benefit Plan Net Periodic Benefit Cost
The net periodic benefit cost of the defined benefit pension plans include the following components for the three months ended March 31, 2016 (in thousands):

	U.S. Pension Benefits	Non-U.S. Pension Benefits
Service cost	$—	$191
Interest cost	91	141
Expected return on plan assets	(70)	(5)
Settlements	—	—
Amortization of prior service cost (credit)	—	—
Amortization of net actuarial loss	214	(6)
Net periodic benefit cost	$235	$321
U.S. Pension Plan Assets - at Fair Value Measured on a Recurring Basis
Our U.S. defined benefit plan assets are measured on a recurring basis at fair value. Refer to “Note 13. Fair Value Measurements” for a discussion of fair value measurement input classified as Levels 1, 2, and 3. Plan assets (in thousands):

	Fair Value as of March 31, 2016	Fair Value Measurement Using Inputs Considered as:
		Level 1	Level 2	Level 3
Equity mutual funds	$1,755	$—	$1,755	$—
Fixed income mutual funds	4,137	—	4,137	—
Money market funds	73	73	—	—
	$5,965	$73	$5,892	$—
Defined Contribution Plans
We incurred expenses for our defined contribution plans of $2.3 million for the three months ended March 31, 2016, and $0.4 million for the thirteen weeks ended April 24, 2015.
Note 20.  Income Taxes
Our effective tax rates were 3.2% benefit for the three months ended March 31, 2016 and a 37.7% expense for the historic Cyberonics activity for the thirteen weeks ended April 24, 2015. The tax rate benefit for the three months ended March 31, 2016 was primarily due to the geographic mix of earnings before income tax in the jurisdictions in which we operate and is lower than the U.K. statutory rate of 20% due to $32 million of losses related to certain legal entities for which no tax benefit was recorded due to valuation allowances on such losses as the losses were considered ‘more-likely-than-not’ to not be utilized. In addition, there were permanent differences related to transactions that are reported for U.S. GAAP purposes but are not reported for income tax purposes in accordance with the local tax laws in the respective jurisdictions. Lastly, there were discrete items, which are items of an unusual or infrequent nature, related to tax credits or expense items that were recorded in the quarter when incurred rather than over the balance of the fiscal year. The effective tax rate for the thirteen weeks ended April 24, 2015 was 37.7%, and was primarily comprised of the U.S. federal income tax rate of 35%, plus state and foreign income taxes and permanent differences.
In April 2016, the Guardia di Finanza, the Italian law enforcement agency under the authority of the Minister of Economy and Finance, commenced an audit of Sorin Group Italia Srl for tax years 2015 and 2014.

In April 2016, the U.S. Internal Revenue Service (“IRS”) and U.S. Treasury Department issued new rules that materially change the manner in which the determination is made as to whether the U.S. anti-inversion rules under Section 7874 will apply. The new rules have the effect of linking with the Mergers certain future acquisitions of U.S. businesses made in exchange for LivaNova equity, and such linkage may impact LivaNova’s ability to engage in particular acquisition strategies. For example, the new temporary regulations would impact certain acquisitions of U.S. companies in an exchange for stock in LivaNova during the 36 month period beginning October 19, 2015 by excluding from the Section 7874 calculations the portion of shares of LivaNova that are allocable to the legacy Cyberonics shareholders. This new rule would generally have the effect of increasing the otherwise applicable Section 7874 fraction with respect to future acquisitions of a U.S. business, thereby increasing the risk that such acquisition could cause LivaNova to be treated as a U.S. corporation for U.S. federal income tax purposes.
New rules also provide that certain intercompany debt instruments issued on or after April 4, 2016 will be treated as equity for U.S. federal income tax purposes, therefore limiting U.S. tax benefits and resulting in possible U.S. withholding taxes. Moreover, while these new rules are not retroactive, they could impact LivaNova’s ability to engage in future restructurings if such transactions cause an existing debt instrument to be treated as reissued.
For further information relating to the impact of Section 7874 on LivaNova, refer to the section entitled “The IRS may not agree with the conclusion that LivaNova should be treated as a foreign corporation for U.S. federal tax purposes, and LivaNova may be required to pay substantial U.S. federal income taxes” and the subsequent related risk factors included in “Part I, Item 1A. Risk Factors” in the 2015 Form 10-KT.

Note 21.  Income Per Share
The following table sets forth the computation of basic and diluted net income per share of common/ordinary stock, (in thousands except per share data):

	Three Months Ended	Thirteen Weeks Ended
	March 31, 2016	April 24, 2015
Numerator:
Net income (loss)	$(40,378)	$10,514

Denominator:
Basic weighted average shares outstanding	48,918	26,024
Add effects of stock options (1)	—	245
Diluted weighted average shares outstanding	48,918	26,269
Basic income (loss) per share	$(0.83)	$0.40
Diluted income (loss) per share	$(0.83)	$0.40

(1)
Excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 were outstanding options and stock appreciation rights (“SAR’s”) to purchase 156,591 ordinary shares of LivaNova because to include them would be anti-dilutive due to the net loss during the period. Excluded from the computation of diluted earnings per share for the thirteen weeks ended April 24, 2015 were outstanding options to purchase 22,960 common shares of Cyberonics (traded previous to the Mergers under trading symbol “CYBX”) because to include them would have been anti-dilutive due to the option exercise price exceeding the average market price of the common stock for the period.

Note 22.  Geographic and Segment Information
Segment Information
We identify operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance.
Upon completion of the Mergers, in October 2015, we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. The historical Cyberonics operations are included in the Neuromodulation segment, and the historical Sorin businesses are included in the Cardiac Surgery and the Cardiac Rhythm Management segments. This change had no impact on the reported historic Cyberonics results for the thirteen weeks ended April 24, 2015.
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
Corporate expenses include shared services for finance, legal, human resources and information technology. Corporate business development (“New Ventures”) is focused on new growth platforms and identification of other opportunities for expansion. In the tables below, these organizations are reported together in “Other.”
Net sales of our reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. We define segment income as operating income before merger and integration, restructuring, amortization and litigation expenses.

Net sales and operating income (loss) by reportable segment are as follows (in thousands):

Net Sales:	Three Months Ended March 31, 2016	Thirteen Weeks Ended April 24, 2015
Cardiac Surgery	$143,443	$—
Cardiac Rhythm Management	61,731	—
Neuromodulation	81,358	74,072
Other	437	—
Total Net Sales	$286,969	$74,072

Income (Loss) from Operations:	Three Months Ended March 31, 2016	Thirteen Weeks Ended April 24, 2015
Cardiac Surgery	$3,119	$—
Cardiac Rhythm Management	(9,491)	—
Neuromodulation	40,582	26,098
Other	(18,073)	—
Total Reportable Segments’ Income (Loss) from Operations	$16,137	$26,098
Merger and Integration expenses	6,761	8,692
Restructuring expenses	28,592	—
Amortization of intangibles	15,892	685
Litigation related expenses	997	—
Operating Income (Loss)	$(36,105)	$16,721
The following table presents our assets by reportable segment (in thousands):

	Three Months Ended March 31, 2016	December 31, 2015
Cardiac Surgery	$1,507,734	$1,472,108
Cardiac Rhythm Management	389,360	432,758
Neuromodulation	599,456	539,698
Other	121,160	114,175
Total Assets	$2,617,710	$2,558,739
The following tables present the depreciation and amortization expense and capital expenditures by reportable segment (in thousands):

Depreciation and Amortization Expense: (1)	Three Months Ended March 31, 2016	Thirteen Weeks Ended April 24, 2015
Cardiac Surgery	$16,564	$—
Cardiac Rhythm Management	5,157	—
Neuromodulation	1,370	1,991
Other	477	—
Total	$23,568	$1,991

(1)	Amortization of intangibles, as disclosed separately in the consolidated statement of income (loss), is included in the amortization by Segment above.

Capital expenditures:	Three Months Ended March 31, 2016	Thirteen Weeks Ended April 24, 2015
Cardiac Surgery	$5,489	$—
Cardiac Rhythm Management	480	—
Neuromodulation	1,915	1,197
Other	1,073	—
Total	$8,957	$1,197
Geographic Information
We operate under three geographic regions: United States, Europe, and Rest of World. Accordingly, the geographic information for the prior years has been restated to present these regions.
Net sales to external customers by geography are determined based on the country the products are shipped to and are as follows (in thousands):

	Three Months Ended March 31, 2016	Thirteen Weeks Ended April 24, 2015
United States	$114,128	$59,374
Europe (1) (2)	99,307	9,138
Rest of World	73,534	5,560
Total (3)	$286,969	$74,072

(1)	Net sales to external customers includes $8.8 million in the United Kingdom for the three months ended March 31, 2016. Prior to the Mergers, we were domiciled in the United States.

(2)	Includes those countries in Europe where LivaNova has a direct sales presence. Countries where sales are made through distributors are included in Rest of World.

(3)	No single customer represented over 10 percent of our consolidated net sales.
Property, plant and equipment, net by geography are as follows (in thousands):

	March 31, 2016	December 31, 2015
United States	$58,281	$57,806
Europe (1)	154,465	148,708
Rest of World	41,004	38,073
Total	$253,750	$244,587

(1)	Property, plant and equipment, net includes $2.4 million in the United Kingdom at March 31, 2016 and at December 31, 2015.
Note 23. New Accounting Pronouncements
In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Update No. 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early application is not permitted, and the standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this standard will have on our financial statements and related disclosures. In August 2015, the FASB extended the effective date for the revenue recognition guidance to annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, with early adoption permitted using the original effective date. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASC Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update simplifies consolidation accounting by reducing the number of consolidation models from four to two. The new standard 1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities; 2) eliminates the presumption that a general partner should consolidate a limited partnership; 3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) provides scope exceptions for certain reporting entities, such as registered money market funds. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2015, and interim periods within those annual periods with earlier adoption permitted. Amendments in this update may be applied using a retrospective or a modified retrospective approach. We adopted this update for the first quarter ended March 31, 2016, with no effect on our financial statements or related disclosures.
In April 2015, the FASB issued ASC Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The guidance also addresses the long-standing conflict with the conceptual framework and improves consistency with the International Financial Reporting Standards (“IFRS”). The recognition and measurement guidance for debt issuance costs is not affected. The standard does not address the presentation of costs that do not have an associated liability. The guidance is effective for fiscal years beginning after December 15, 2015. The result of our adoption of this guidance was not material to our consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASC Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This accounting guidance requires inventory to be measured at the lower of cost and net realizable value. Under current guidance, net realizable value is one of several calculations an entity needs to make to measure inventory at the lower of cost or market. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, and should be applied prospectively. We are evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASC Update No. 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This accounting guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. This guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We adopted this guidance in our first quarter ended March 31, 2016, however, we have made no adjustments to the provisional amounts related to our Mergers and, as a result, the adoption of this guidance has had no effect on our consolidated financial position or our consolidated results of operations.
In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Update 2016-01 requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes recognized in net income. However, an entity may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The amendments, in addition, reduce complexity of the impairment assessment of equity investments without readily determinable fair values with regard to the other-than-temporary impairment guidance entities we’re required to follow. The amendments also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of certain provisions is permitted. Early application of certain provisions is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASC Update No. 2016-02, Leases (new Topic 842, superseded Topic 840): This guidance requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. While many aspects of lessor accounting remain the same, the new standard makes some changes, such as eliminating today’s real estate-specific guidance. The new standard requires lessees and lessors to classify most leases using a principle generally consistent with that of “IAS 17 - Leases,” which is similar to U.S. GAAP but without the use of bright lines. The standard also changes what is considered initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that year. Early adoption is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASC Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for certain income tax aspects of share-based payment transactions, including: the recognition of excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, the treatment of the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur and the recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The amendments related to the timing of when excess tax benefits should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. In addition, simplification includes the classification of all excess tax benefits on the statement of cash flows as an operating activity; the entity may elect to apply this cash flow simplification using either a prospective or a retrospective transition method. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods; early adoption is permitted in any interim or annual period. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, statements about the benefits of the business combination of Sorin and Cyberonics, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, and include but are not limited to the risks and uncertainties summarized below:
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

•	failure to retain certain key legacy employees of the Cyberonics or Sorin businesses; and

•
changes in tax laws or interpretations that could increase our consolidated tax liabilities following the Mergers, including, the risk that we could be treated as a domestic corporation for United States federal tax purposes (for further information, refer to “Note 21. Income Tax” to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q).

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

•	failure to maintain the current regulatory approvals for our products’ approved indications;

•	failure to obtain or maintain insurance coverage and reimbursement for our products’ approved indications;

•	unfavorable results from clinical studies;

•	variations in sales and operating expenses relative to estimates;

•	our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of our products;

•	product liability-related losses and costs;

•	protection, expiration and validity of our intellectual property;

•	changes in technology, including the development of superior or alternative technology or devices by competitors;

•	failure to comply with applicable domestic laws and regulations, including federal and state privacy and security laws and regulations;

•	failure to comply with foreign law and regulations;

•	international operational and economic risks and concerns;

•	failure to attract or retain key personnel;

•	losses or costs from pending or future lawsuits and governmental investigations;

•	changes in accounting rules that adversely affect the characterization of our consolidated financial position, results of operations or cash flows;

•	changes in customer spending patterns;

•	continued volatility in the global market and worldwide economic conditions;

•	changes in tax laws or exposure to additional income tax liabilities; and

•	harsh weather or natural disasters that interrupt our business operations or the business operations of our hospital-customers.
Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, (2) our 2015 Form 10-KT, (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report. Operating results for the three months ended March 31, 2016 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2015 Form 10-KT.
Business Overview
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
Prior to the Mergers, shares of Cyberonics common stock were registered pursuant to Section 12(b) of the the Exchange Act, and listed on NASDAQ, and Sorin ordinary shares were listed on the Mercato Telematico Azionario organized and managed by Borsa Italiana S.p.A. (the “Italian Stock Exchange”). Shares of Cyberonics common stock and the Sorin ordinary shares were suspended from trading on NASDAQ and the Italian Stock Exchange, respectively, prior to the opening of trading on October 19, 2015. NASDAQ filed a Form 25 on Cyberonics’ behalf to provide notice to the United States Securities and Exchange Commission (the “SEC”) regarding the withdrawal of shares of Cyberonics common stock from listing and to terminate the registration of such shares under Section 12(b) of the Exchange Act.
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
Business Units and the New Ventures Organization
We operate our business as three segments, which we call Business Units. We are comprised of three principal Business Units: Neuromodulation, Cardiac Surgery and Cardiac Rhythm Management, corresponding to our three main therapeutic areas. These Business Units represent a strategic combination of the historic business operations of legacy Cyberonics and Sorin, aligned to best serve our customers and capitalize upon the benefits of the Mergers. The historic Cyberonics operations are included under the Neuromodulation Business Unit, and the historical Sorin businesses are included in our Cardiac Surgery and Cardiac Rhythm Management Business Units.
Corporate activities also include corporate business development, which we refer to as the New Ventures Organization or as New Ventures. New Ventures is focused on new growth platforms and identification of other opportunities for expansion.

We currently function in three reportable segments that primarily manufacture and sell device-based medical therapies. Our operating segments, along with their related divisions and businesses, are as follows:

•	Cardiac Surgery

◦	Cardiopulmonary

◦	Heart Valves

•	Cardiac Rhythm Management

•	Neuromodulation
For further information regarding the Mergers, our business segments, historical financial information and our methodology for the presentation of financial results, please refer to the condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q.
Neuromodulation
Our Neuromodulation Business Unit designs, develops and markets neuromodulation-based medical devices for the treatment of epilepsy and depression. Through this Business Unit, we market our proprietary implantable VNS Therapy Systems that deliver vagus nerve stimulation therapy for the treatment of epilepsy and depression.
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
In the United States (“U.S.”), our VNS Therapy System was the first medical device treatment approved by the FDA for refractory drug resistant epilepsy in adults and adolescents over 12 years of age and is indicated for use as an adjunctive therapy in reducing the frequency of seizures. Other worldwide regulatory bodies have also approved the VNS Therapy System for the treatment of epilepsy, many without age restrictions or seizure-type limitations. Patients with epilepsy can also use a small, handheld magnet provided with our VNS Therapy System to activate or inhibit stimulation manually. We sell a number of VNS product models for the treatment of epilepsy, including our Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse®), Model 104 (Demipulse Duo®) and Model 105 (AspireHC®) pulse generators. To date, an estimated 100,000 patients have been treated with VNS Therapy System for epilepsy.
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

VNS for the treatment of TRD. Major depressive disorder is one of the most prevalent and serious illnesses in the United States. It affects nearly 19 million Americans 18 years of age or older every year. In July 2005, the FDA approved our VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who have not had an adequate response to multiple anti-depressant treatments. Regulatory bodies in the European Economic Authority (“EEA”), Canada, Brazil, Mexico, Australia, Israel and certain other international markets have approved our VNS Therapy products for the treatment of chronic or recurrent depression in patients who are in a treatment-resistant or treatment-intolerant depressive episode.  Reimbursement for the use of VNS Therapy to treat TRD is significantly limited in most countries in which it is available. To date, an estimated 4,100 patients worldwide have been treated with the VNS Therapy System for depression.
Customers and Competitors-Neuromodulation Products
The primary medical professionals who treat patients with Neuromodulation products are neurologists and neurosurgeons, although customers are hospitals and healthcare systems, and in some cases, government health departments. Primary medical device competitors in the Neuromodulation product group are NeuroPace, Inc. and Medtronic Global.
Neuromodulation Recent Developments
Our epilepsy product development efforts are directed toward improving the VNS Therapy System, improving its efficacy, and developing new products that provide additional features and functionality. We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, lead and programming software and to introduce new products. We participate in studies for product development efforts and to build clinical evidence for the VNS Therapy System. We will be required to obtain appropriate U.S. and international regulatory approvals, and clinical studies may be a prerequisite to regulatory approvals for some products. Our research and development (“R&D”) efforts will require significant funding to complete and may not be successful. Even if successful, additional clinical studies may be needed to achieve regulatory approval and to commercialize any or all new or improved products.
The 2015 and the 2016 Reorganization Plans (the “Plans”) were initiated October 2015 and March 2016, respectively, and were initiated in conjunction with the Mergers. These reorganization plans are intended to leverage economies of scale, streamline distribution and logistics and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these Plans were reported as restructuring expense in the operating results of our consolidated statement of income (loss). As part of these Plans, certain positions within the Neuromodulation Business Unit have been eliminated due to redundant responsibilities.
In June 2015, the FDA approved AspireSRTM for commercialization in the United States. Growth of VNS Therapy products has been strong during the period following this approval. Acceptance of the new product, as evidenced by the proportion of generators sold, has been high, and pricing obtained for the product has been at a premium due to the unique nature of the device.
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
Cardiac Surgery Business Unit
LivaNova’s Cardiac Surgery (“CS”) Business Unit is engaged in the development, production and sale of cardiovascular surgery products, including oxygenators, heart-lung machines, perfusion tubing systems, cannulae and accessories and systems for autotransfusion and autologous blood washing, as well as implantable prostheses for the replacement or repair of heart valves.

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

Oxygenators and perfusion tubing systems. The oxygenators product group, which includes oxygenators and other disposable devices for extracorporeal circulation, also achieved significant growth, especially in the United States, Europe and Japan, largely driven by the successful rollout of the new Inspire, Heartlink and Connect system. The Inspire range of products, comprised of 12 models, will enable perfusionists to replace the existing oxygenator lines with more advanced systems capable of delivering better performance and greater flexibility. The total modularity of this new range of products will also help reduce production time and costs, providing perfusionists with a more customized approach to further benefit patients.

Connect. Connect is our innovative and intuitive perfusion charting system. Focused on real time and retrospective calculations and trending tools, Connect assists perfusionists with data management during and after cardiopulmonary bypass. Inspire, Heartlink and Connect products can all be integrated with our HLM machines to deliver a unique perfusion solution combining hardware components, disposable devices and data management systems.

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

Customers and Competitors - Cardiopulmonary Products
The primary medical professionals who use our cardiopulmonary products are perfusionists and cardiac surgeons. Primary competitors in the cardiopulmonary product group are Terumo Medical Corporation, Maquet Medical Systems, Medtronic Global and Haemonetics Corporation.
Cardiopulmonary Recent Developments
The 2015 and the 2016 Reorganization Plans were initiated October 2015 and March 2016, respectively, and were initiated in conjunction with the Mergers. These Plans are intended to leverage economies of scale, streamline distribution and logistics and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these Plans were reported as restructuring expense in the operating results of our consolidated statement of income (loss). As part of these Plans, certain positions within the CS Business Unit have been eliminated due to redundant responsibilities.
In December 2015, we received an FDA Warning Letter (the “Warning Letter”) alleging certain violations of FDA regulations applicable to our Munich, Germany and Arvada, Colorado manufacturing facilities. The Warning Letter included an immediate prohibition on the importation of 3T Heater Cooler devices to the United States, though the Warning Letter did not request that existing users cease using the 3T Heater Cooler device. While we cannot sell additional 3T Heater Cooler devices to new customers, we can service existing customers through a medically necessary protocol. We take these matters seriously and are working diligently to resolve the concerns raised by the FDA and to reduce any adverse impact this import restriction will have on existing U.S. customers of 3T Heater Cooler devices. We believe that the FDA’s concerns can be resolved without a material impact on our financial results. Manufacturing and shipment of all of the Company’s products other than the 3T Heater Cooler are unaffected by this limitation at the present time and will continue as normal. For further information, please refer to “Note 16. Commitments and Contingencies - Litigation and Regulatory Proceedings” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Heart Valves and Repair Products
We offer a comprehensive line of products to treat a variety of heart valve disorders, including a complete line of surgical tissue and mechanical valve replacements and repair products for damaged or diseased heart valves. Our heart valves and repair product offerings include:

Tissue heart valves. Our tissue valves include the Mitroflow aortic pericardial tissue valve with phospholipid reduction treatment (“PRT”) which is designed to mitigate valve calcification, and the Crown PRT and Solo Smart aortic pericardial tissue valves. Crown PRT is the latest advancement in stented aortic bioprosthesis technology, featuring surgeon-friendly design, PRT technology, and state-of-the-art hemodynamic and durability performance. Crown PRT enables intuitive intraoperative handling through a short rinse time, enhanced ease of implant through visible markers and improved radiographic visualization through dedicated X-ray markers. Our Solo Smart aortic pericardial tissue valve is an innovative, completely biological aortic heart valve with no synthetic material and a removable stent. Solo Smart provides the ease of implantation of a stented valve with the hemodynamic performance of a stentless valve.

Self-anchoring tissue heart valves. Perceval is LivaNova’s sutureless bioprosthetic device designed to replace a diseased native valve or a malfunctioning prosthetic aortic valve using either traditional or minimally invasive heart surgery techniques. Perceval incorporates a unique technology that allows 100% sutureless positioning and anchoring at the implantation site. This, in turn, offers the potential benefit of reducing the time the patient spends in cardiopulmonary bypass. To date, over 12,000 patients worldwide benefit from the Perceval valve.

Mechanical heart valves. Our wide range of mechanical valve offerings includes the Carbomedics Standard, Top Hat and Reduced Series Aortic Valves, as well as the Carbomedics Carbo-Seal and Carbo-Seal Valsalva aortic prostheses. We also offer the Carbomedics Standard, Orbis and Optiform mechanical mitral valves.
Heart valve repair products. Mitral valve repair is a well-established solution for patients suffering from a leaky mitral valve, or mitral regurgitation. LivaNova offers a wide range of mitral valve repair products, including the Memo 3D and Memo 3D ReChord, AnnuloFlo and AnnuloFlex.
Customers and Competitors - Heart Valves
The primary medical professionals who use our heart valve products are cardiac surgeons. Primary competitors in the heart valve business are Edwards Lifsciences, St. Jude Medical and Medtronic Global.
Heart Valve Recent Developments
In January 2016, we announced FDA approval of our Perceval valve. Perceval is a surgical aortic valve with a unique self-anchoring frame that enables the surgeon to replace the diseased valve without suturing it into place, we have begun commercial distribution of the device in the United States.
In addition, in early February 2016, we announced that we had received FDA approval of CROWN PRT valve for the treatment of aortic valve disease. The CROWN PRT is a stented aortic bioprosthesis technology and features a surgeon-friendly design, with optimized hemodynamics with patented PRT, designed to enhance valve durability. We anticipate launching CROWN PRT in the U.S. later this year.
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
Cardiac Rhythm Management Business Unit
The Cardiac Rhythm Management (“CRM”) Business Unit develops, manufactures and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. These products include implantable devices, leads and delivery systems and information systems for the management of patients with CRM devices.

CRM Products
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
Implantable Cardiac Resynchronization Therapy Devices. Implantable Cardiac Resynchronization Therapy devices (“CRT-Ds”) treat heart failure patients by altering the abnormal electrical sequence of cardiac contractions by sending tiny electrical impulses to the lower chambers of the heart to help them beat in a more synchronized fashion. Our latest generations of CRT-Ds use the SonRTM technology that provides heart failure patients with automatic and frequent hemodynamic CRT optimization both at rest and exercise using a unique hemodynamic sensor embedded in the SonRtipTM atrial sensing/pacing lead. SonRTM technology is found in INTENSIATM, PARADYM RFTM, PARADYM 2TM and the most recent PLATINIUMTM families of CRT-Ds. We have FDA approval for the PARADYM RFTM CRT-D. On May 5, 2016, the Company announced the results of the RESPOND_CRT clinical trial showing that a 35% risk reduction in heart failure was associated with SonR. The proprietary SonR optimization system allows for cardiac resynchronization therapy to be continuously adapted to the needs of each patient, thus delivering individualized therapy.
Patient Management Tools. Our Smartview system enables remote monitoring of patients with certain Sorin ICDs and CRT-Ds, by enabling transmission of data from the patient’s ICD or CRT-D to their healthcare provider using a portable monitor that is connected to the patient’s telephone line.
CRM Customers and Competitors
The primary medical specialists who use our CRM products include electrophysiologists, implanting cardiologists, heart failure specialists and cardiac surgeons. Primary competitors in the CRM business are Medtronic Global, St. Jude Medical, Boston Scientific and Biotronik.
CRM Recent Developments
The 2015 and the 2016 Reorganization Plans (the “Plans”) were initiated October 2015 and March 2016, respectively, and were initiated in conjunction with the Mergers. These Plans are intended to leverage economies of scale, streamline distribution and logistics and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these Plans were reported as restructuring expense in the operating results of our consolidated statement of income (loss). As part of these Plans, certain activities previously undertaken within the New Ventures organization will be integrated into and combined with the CRM Business Unit. We estimate that these Plans will result in a net reduction in the workforce at our manufacturing and R&D facility located in Clamart, France. This plan also includes the closure of our R&D facility in Meylan, France and consolidation of the R&D capabilities into the Clamart facility.
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
In June 2015, we announced the European launch of a full body MRI conditional pacemaker, the KORA 250. The KORA 250 is equipped with our proprietary Automatic MRI mode. In addition, the device is designed to proactively manage comorbidities, including a pacing mode that manages all types of atrioventricular block (“AV”), referred to as “SafeR”, and the ability to monitor patients for severe sleep apnea using Sleep Apnea Monitoring (“SAM”). The KORA 250 has now been approved for sale in Japan and was launched in Japan in the first quarter of 2016.

In June 2013, following FDA approval to initiate a clinical trial under an Investigational Device Exemption (“IDE”), the first patients were enrolled in the United States in the Respond CRT clinical trial. The purpose of this trial is to assess the safety and effectiveness of the SonR CRTTM system in patients affected by advanced heart failure. In October 2014, Sorin announced having completed enrollment in the Respond CRTTM clinical trial, enrolling 1,039 patients in the study. The results of this clinical trial are expected to be published in 2016.
New Ventures - Heart Failure, Sleep Apnea and Mitral Regurgitation
Overview
The New Ventures group was created to invest in significant, new growth opportunities. The three significant unmet clinical needs the New Ventures group is seeking to address are: heart failure, sleep apnea and mitral valve regurgitation.
The 2015 and the 2016 Reorganization Plans were initiated October 2015 and March 2016, respectively, and were initiated in conjunction with the Mergers. These Plans are intended to leverage economies of scale, streamline distribution and logistics and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with this reorganization plan were reported as restructuring expense in the operating results of our consolidated statement of income (loss). As part of these Plans, certain activities previously undertaken within the New Ventures organization will be integrated into and combined with the CRM Business Unit.
New Ventures develops or invests in companies with innovative, proprietary technologies to treat three main pathologies: heart failure, sleep apnea and mitral valve regurgitation. For each of these conditions, there are opportunities to expand clinical indications or offer minimally invasive therapies to effectively treat the underlying condition. New Ventures partners with public and private institutions and medical startups to develop future therapeutic solutions in these areas, focusing in particular on neurostimulation to treat heart failure, sleep apnea and percutaneous mitral valve repair or replacement to treat mitral regurgitation.
Heart failure occurs when the heart is no longer able to pump enough blood to meet the needs of the body. This usually results from an injury to the heart such as myocardial infarction, which leaves the heart too weak to fill and pump efficiently. It is a chronic, progressive disease and treatment depends on the heart failure stage and severity. ICDs or CRT-Ds may be indicated at a certain stage. There is also ample clinical proof that heart failure creates an imbalance in the autonomic nervous system. These patients show increased sympathetic nerve activation and withdrawal of parasympathetic tone, which over-stresses and fatigues the heart. Vagus nerve stimulation could bring the autonomic nervous system back into balance.
Mitral regurgitation occurs when the heart’s mitral valve leaflets do not close tightly, which allows blood to flow backwards in the heart. This reduces the amount of blood that flows to the rest of the body, making the patient feel tired or out of breath. Treatment depends on the nature and the severity of mitral regurgitation. In certain cases, heart surgery may be needed to repair or replace the valve. Left untreated, severe mitral valve regurgitation can cause heart failure or heart rhythm problems (arrhythmias).
Sleep apnea is a serious sleep disorder when a person’s breathing is interrupted during sleep. People with untreated sleep apnea stop breathing repeatedly during sleep, sometimes hundreds of times per night. This disrupts oxygen supply to the brain and other parts of the body and, if left untreated, can exacerbate cardiovascular diseases such as heart failure. There are two main kinds of sleep apnea: central sleep apnea (“CSA”) and obstructive sleep apnea (“OSA”).  These have different etiologies, as well as different treatments.
Therapies and Projects
Heart failure. In the heart failure area, New Ventures is currently managing three internal neurostimulation projects, being Equilia, VITARIA and Intense, each aimed at treating heart failure through vagus nerve stimulation. Equilia is a first-generation device that benefited from the legacy Sorin business’ acquisition of the Belgian company, Neurotech SA in 2012, which enhanced Sorin’s technical expertise and intellectual property in the field of neurostimulation. The successful implantation of the first Equilia neurostimulation system device occurred in February 2015 as part of the Vanguard (Vagal Nerve Stimulation Safeguarding Heart Failure) clinical trial. The aim of the system is to treat heart failure through stimulation of the vagus nerve.
In February 2015, the legacy Cyberonics business received CE Mark approval of the VITARIA System for patients who have moderate to severe heart failure (New York Heart Association Class II/III) with left ventricular dysfunction (ejection fraction < 40 per cent.) and who remain symptomatic despite stable, optimal heart failure drug therapy. The VITARIA System provides a specific method of VNS called autonomic regulation therapy (“ART”), and it includes the same elements as the VNS Therapy System - pulse generator, lead, programming wand and software, programming computer, tunneling tool and accessory pack, but without the patient kit with magnets. Cyberonics conducted a pilot study, ANTHEM-HF, outside the United States, which concluded during the quarter ended 24 October 2014. The study results support the safety of ART delivered by the VITARIA System. Cyberonics submitted the results to its European Notified Body, DEKRA, and on 20 February 2015, it received CE Mark approval. Cyberonics also initiated a second pilot study, ANTHEM-HfpEF, to study ART in patients experiencing symptomatic heart failure with preserved ejection fraction. This pilot study is currently underway outside the United States.
The other principal New Ventures heart failure initiative, Intense, is a broader project that is partially subsidized by the French government through Banque Publique d’Investissement.
With the completion of the Mergers, the New Ventures group is continuing to evaluate the appropriate course of action for each product, which could include future development efforts such as additional clinical trials or re-evaluation of certain projects.
Sleep Apnea. In 2014, Sorin originally invested $20 million in Respicardia, a U.S.-based developer of implantable therapies designed to improve respiratory and cardiovascular health. Respicardia has developed the first fully implantable device for the treatment of CSA. CSA is a type of sleep-disordered breathing that disturbs the normal breathing pattern during sleep, adversely affects patients’ overall cardiovascular health. CSA affects over five million patients worldwide and over one-third of heart failure patients suffer from CSA. There is currently a significant unmet clinical need for more effective therapeutic solutions to better manage patients with CSA.
Respicardia’s remedé® System is an implantable pacemaker-like device that delivers electrical pulses to the phrenic nerve with a transvenous lead, which restores a more natural, less disrupted breathing pattern. The remedé® System received CE Mark certification in 2010 and is currently being evaluated in a U.S. randomized, controlled IDE pivotal trial. Sorin’s initial investment in Respicardia has financed ongoing clinical testing of the technology and represents a potential complement to LivaNova’s innovative therapeutic solutions for patients with heart failure. Under the terms of Sorin’s original investment in Respicardia, Sorin also acquired the exclusive right to distribute the remedé® System in selected European countries and an exclusive option to acquire Respicardia in the future. Respicardia expects to complete a U.S. clinical trial in 2016, and if the trial is successful, apply for U.S. FDA approval in the second half of 2016 or in early 2017.
Cyberonics completed an investment of $12.0 million in ImThera Medical, Inc. (“ImThera”) by December 2013. ImThera is a privately held company developing an implantable neurostimulation device system for the treatment of OSA. The aura6000 System stimulates the hypoglossal nerve to treat OSA. In November 2014, ImThera announced that the U.S. FDA approved an IDE for their pivotal clinical study and patient enrollment has commenced.
Mitral valve regurgitation. Sorin also invested in three mitral valve startups. Cardiosolutions Inc., a startup headquartered in the United States in which it has held an interest since 2012, is developing an innovative Spacer technology for treating mitral regurgitation. In addition, Highlife S.A.S. (“Highlife”), headquartered in France, and Caisson Interventional LLC (“Caisson”), headquartered in the United States, are two external companies focused on developing devices for treating mitral regurgitation through percutaneous replacement of the native mitral valve. Although both ventures are focused on mitral valve replacement, their devices differ significantly in both the delivery system (transapical versus transfemoral) and the anchoring system. In February 2015, Sorin made further investments of €2.8 million ($3.1 million) and $7.5 million, respectively, in HighLife and Caisson, to achieve certain development milestones. We currently have outstanding loans to Caisson and Highlife, which amounts to $6.6 million on a combined basis.
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
LivaNova expects to further its strategic objectives and strengthen its existing businesses by making future acquisitions investments or in areas that it believes it can acquire or stimulate the development of new technologies and products. Mergers and acquisitions of medical technology companies are inherently risky and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated financial position, results of operations or cash flows.

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
Significant Accounting Policies and Critical Accounting Estimates
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). Our most significant accounting policies are disclosed in “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” in the condensed consolidated financial statements. New accounting pronouncements are disclosed in “Note 23. New Accounting Pronouncements” in the consolidated financial statements.
Preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to adopt various accounting policies and to make estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent liabilities as of the date of our condensed consolidated financial statements and the reported amounts of our revenue and expenses during the reporting period.
On an ongoing basis, we evaluate our estimates and assumptions, including those related to impairment of goodwill, sales return reserves, amortization periods for, and impairment of, intangible assets, income taxes and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported value of assets, liabilities, revenues and expenses. Our actual results may differ from these estimates. We consider estimates to be critical if we are required to make assumptions about material matters that are uncertain at the time of estimation, or if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period.
There have been no material changes to our critical accounting policies from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Form 10-KT. The accompanying unaudited condensed consolidated financial statements of historical Cyberonics and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis.

Results of Operations
The merger of Cyberonics and Sorin was considered a business combination using the acquisition method of accounting, with Cyberonics considered the acquirer of Sorin. As a result, as of the merger date of October 19, 2015, Cyberonics’ assets and liabilities were combined at their pre-combination amounts, and Sorin’s assets and liabilities were combined at their estimated fair values. In addition, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin and the “successor” company to Cyberonics for accounting and Exchange Act reporting purposes. LivaNova is reporting, in this Quarterly Report on Form 10-Q, the results for LivaNova and its consolidated subsidiaries for the period January 1, 2016 to March 31, 2016, which is the first quarter of the fiscal year ended December 31, 2016. In addition, LivaNova reported the historical results of Cyberonics and its consolidated subsidiaries for the thirteen weeks ended April 24, 2015 as the comparative prior fiscal year period, which was the fourth quarter of Cyberonics’ fiscal year ended April 24, 2015. Both periods, current and prior year, were 91 days long.
Upon completion of the Mergers we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. The Cyberonics operations and historical data are now included in the Neuromodulation segment, and the Sorin businesses activities are included in the Cardiac Surgery and the CRM segments. Refer to “Note 22. Geographic and Segment Information” to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion related to our segment reporting.
Net Sales
The table below illustrates net sales by operating segment (in thousands, except for percentages):

	Three Months Ended March 31, 2016	Thirteen Weeks Ended April 24, 2015 (1)	$ Increase	% Change
Cardiac Surgery	$143,443	$—	$143,443	—%
Cardiac Rhythm Management	61,731	—	61,731	—%
Neuromodulation	81,358	74,072	7,286	9.8%
Corporate and New Venture	437	—	437	—%
Total	$286,969	$74,072	$212,897

(1)	We developed the equivalent prior period data using unaudited historical Cyberonics’ data.
The Cardiac Surgery and CRM segment sales occurred from January 1, 2016 to March 31, 2016 as a result of the Mergers on October 19, 2015.
Neuromodulation net sales for the three months ended March 31, 2016 increased $7.3 million, or 9.8%, as compared to the thirteen weeks ended April 24, 2015, despite a decrease in generator unit sales volume of 6.8%. The generator growth was due to an increase in revenue of 18.0% in the U.S. market offset by a 23.7% decrease in revenue in non-U.S. markets. The revenue increase in the U.S. market resulted from an increase in generator sales of 2.5% and an increase in average selling price of 15.9%, primarily due to increased penetration of the higher priced AspireSR generator. The decrease in revenue in non-U.S. markets resulted from a decrease in generator sales of 23.1% and a decrease in average selling price of 1.4%, primarily due to unfavorable foreign exchange rates although partially offset by an increase in sales of leads.
The table below illustrates net sales by market geography (in thousands):

	Three Months Ended March 31, 2016				Thirteen Weeks Ended April 24, 2015
	Neuromodulation	Cardiac Surgery	Cardiac Rhythm Management	New Ventures and Corporate	Neuromodulation
United States	$70,242	$40,920	$2,966	$—	$59,374
Europe (1)	6,355	42,864	50,018	70	9,138
Rest of World	4,761	59,659	8,747	367	5,560
Total	$81,358	$143,443	$61,731	$437	$74,072

(1)	Includes those countries in Europe where LivaNova has a direct sales presence. Countries where sales are made through distributors are included in Rest of World.

Cost of Sales and Expenses
The table below illustrates our cost of sales and major expenses as a percentage of sales for the three months ended March 31, 2016 as compared to the thirteen weeks ended April 24, 2015. We developed the equivalent prior period data using unaudited historical Cyberonics’ data:

	Three Months Ended March 31, 2016	Thirteen Weeks Ended April 24, 2015	% Change
Cost of sales	43.1%	10.3%	32.8%
Selling, general and administrative	40.3%	40.1%	0.2%
Research and development	11.0%	14.4%	(3.4)%
Merger and integration expenses	2.4%	11.7%	(9.3)%
Restructuring expenses	10.0%	—%	10.0%
Amortization of intangibles	5.5%	0.9%	4.6%
Litigation related expenses	0.3%	—%	0.3%
Cost of Sales
Cost of sales consisted primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components. For the three months ended March 31, 2016, cost of sales also includes the impact of amortizing the step-up in inventory valuation arising from the mergers. In addition, for U.S. manufacturing, the medical device excise tax (“MDET”) begun January 1, 2013 was included for the thirteen weeks ended April 24, 2015, but having been suspended for the period January 1, 2016 to December 31, 2017, did not affect the three months ended March 31, 2016.
Our cost of sales as a percentage of net sales increased to 43.1% for the three months ended March 31, 2016, as compared to 10.3% reported in Cyberonics’ historical data for the thirteen weeks ended April 24, 2015. This increase was primarily due to the inclusion of Sorin’s business activities after the Mergers. The amortization of the step-up in inventory basis at the Mergers of $21.3 million accounted for 7.4% of our cost of sales as a percent of net sales for the three months ended March 31, 2016.
Looking ahead. We expect the cost of sales as a percent of net sales for the remainder of the fiscal year 2016 to reflect the completion of the impact of the step up in inventory basis.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses exclude expenses incurred in connection with the merger between Cyberonics and Sorin, integration costs after the Mergers and restructuring costs under the 2015 and 2016 Restructuring Plans initiated after the Mergers. Also excluded from SG&A expenses is the amortization of intangible assets incurred as a result of the merger.
SG&A expenses as a percentage of net sales for the three months ended March 31, 2016 were materially unchanged at 40.3% as compared to the thirteen weeks ended April 24, 2015.
Looking ahead: We expect that SG&A expenses will remain approximately unchanged for the remainder of fiscal year 2016.
Research and Development (“R&D”) Expenses
R&D expenses consist of product design and development efforts, clinical trial programs and regulatory activities. R&D expenses as a percentage of net sales were 11.0% for the three months ended March 31, 2016, as compared to 14.4% for the thirteen weeks ended April 24, 2015. This percentage decrease was due to the completion of certain R&D projects and the reduction of R&D work as a result of our ongoing review of projects and priorities in conjunction with the 2015 and 2016 Reorganization Plans.
Looking ahead. The 2015 and 2016 Reorganization Plans include consolidation of research facilities, the elimination of duplicate activities and continued re-priorization of projects over the remaining quarters of fiscal year 2016. We expect that R&D spending, as a percent of sales for fiscal year 2016, will remain similar to the first quarter of fiscal year 2016.

Merger and Integration Expenses
During the three months ended March 31, 2016, we incurred $6.8 million in expenses related to the Mergers and our integration activities, which we reported as a separate operating expense in our consolidated statement of income (loss). Integration expenses consisted primarily of consulting costs associated with: computer systems integration efforts, organization structure integration, synergy and tax planning, as well as the integration of internal controls for the two legacy organizations. In addition, integration expenses include retention bonuses, branding and renaming efforts and lease cancellation penalties in Milan and Brussels.
Looking ahead. We expect merger and integration expenses over the remaining quarters in fiscal year 2016 to be similar to the expense recorded in the first quarter.
Restructuring Expenses
We incurred $28.6 million in the three months ended March 31, 2016 for restructuring expenses, which we reported as a separate operating expense in our consolidated statement of income (loss). These expenses were primarily due to our efforts under our 2015 and 2016 Reorganization Plans to leverage economies of scale, eliminate duplicate corporate expenses and streamline distributions, logistics and office functions in order to reduce overall costs.
Looking ahead. The majority of planned restructuring expenses under the 2015 and 2016 Reorganization Plans was recorded during the first quarter of fiscal year 2016. We expect to incur further restructuring expenses over the remaining quarters in fiscal year 2016.
Amortization of intangible assets
We incurred, and reported as a separate item in the consolidated statement of income (loss), $15.9 million in amortization expense. This amount includes all amortization expense except for amortization of the preliminary step-up in the fair value of inventory that resulted from the Mergers, which is included in cost of sales in the consolidated statement of income (loss).
Litigation Related Expenses
We incurred $1.0 million of litigation expenses in the three months ended March 31, 2016, primarily related to two actions: the FDA Warning Letter regarding our 3T Heater Cooler devices and other devices we manufactured at our Munich facility, and, the SNIA S.p.A litigation regarding potential liabilities arising from claims for environmental damage at the Caffaro Chemical Sites.
Interest Expense, net of interest income
We incurred interest expense, net of interest income, of $1.0 million for the three months ended March 31, 2016, from debt acquired at the Mergers, primarily the loan from the European Investment Bank.
Looking ahead. We expect quarterly interest expense, net, for the remainder of fiscal year 2016 to be similar to the first quarter of fiscal year 2016.
Foreign Exchange and Other Income (Expense), Net
Foreign exchange losses of $1.8 million were recognized during the three months ended March 31, 2016. This FX loss was primarily due to net FX gains on inter-company and third party financial assets and liabilities of $5.2 million and FX losses on commercial transactions of $2.8 million, offset by losses from freestanding FX forward currency contracts of $3.8 million. For the thirteen weeks ended April 24, 2015, foreign exchange and other income of $0.1 million, from historical Cyberonics’ activity, consisted primarily of FX gains related to euro denominated intercompany loans.
Income Taxes
Our effective tax rates were 3.2% benefit for the three months ended March 31, 2016 and a 37.7% expense for the historic Cyberonics activity for the thirteen weeks ended April 24, 2015. The tax rate benefit for the three months ended March 31, 2016 was primarily due to the geographic mix of earnings before income tax in the jurisdictions in which we operate and is lower than the U.K. statutory rate of 20% due to $32 million of losses related to certain legal entities for which no tax benefit was recorded due to valuation allowances on such losses as the losses were considered ‘more-likely-than-not’ to not be utilized. In addition, there were permanent differences related to transactions that are reported for U.S. GAAP purposes but are not reported for income tax purposes in accordance with the local tax laws in the respective jurisdictions. Lastly, there were discrete items, which are items of an unusual or infrequent nature, related to tax credits or expense items that were recorded in the quarter when incurred rather than over the balance of the fiscal year. The effective tax rate for the thirteen weeks ended April 24, 2015 was 37.7%, and was primarily comprised of the U.S. federal income tax rate of 35%, plus state and foreign income taxes and permanent differences.

Our effective tax rate for the historical Cyberonics thirteen weeks ended April 24, 2015 was 37.7%, primarily due to our U.S. federal income tax, state and foreign income taxes and permanent differences including U.S. Internal Revenue Code (“IRC”) Subpart F income incurred by our European subsidiary, Cyberonics Europe BVBA, U.S. research and development tax credit, and U.S. manufacturing deduction.
In April 2016, the Guardia di Finanza, the Italian law enforcement agency under the authority of the Minister of Economy and Finance, commenced an audit of Sorin Group Italia Srl for tax years 2015 and 2014.
In April 2016, the U.S. Internal Revenue Service (“IRS”) and U.S. Treasury Department issued new rules that materially change the manner in which the determination is made as to whether the U.S. anti-inversion rules under Section 7874 will apply. The new rules have the effect of linking with the Mergers certain future acquisitions of U.S. businesses made in exchange for LivaNova equity, and such linkage may impact LivaNova’s ability to engage in particular acquisition strategies. For example, the new temporary regulations would impact certain acquisitions of U.S. companies in an exchange for stock in LivaNova during the 36 month period beginning October 19, 2015 by excluding from the Section 7874 calculations the portion of shares of LivaNova that are allocable to the legacy Cyberonics shareholders. This new rule would generally have the effect of increasing the otherwise applicable Section 7874 fraction with respect to future acquisitions of a U.S. business, thereby increasing the risk that such acquisition could cause LivaNova to be treated as a U.S. corporation for U.S. federal income tax purposes.
New rules also provide that certain intercompany debt instruments issued on or after April 4, 2016 will be treated as equity for U.S. federal income tax purposes, therefore limiting U.S. tax benefits and resulting in possible U.S. withholding taxes. Moreover, while these new rules are not retroactive, they could impact LivaNova’s ability to engage in future restructurings if such transactions cause an existing debt instrument to be treated as reissued.
For further information relating to the impact of Section 7874 on LivaNova, refer to the section entitled “The IRS may not agree with the conclusion that LivaNova should be treated as a foreign corporation for U.S. federal tax purposes, and LivaNova may be required to pay substantial U.S. federal income taxes” and the subsequent related risk factors included in “Part I, Item 1A. Risk Factors” in the 2015 Form 10-KT.
  Losses from Equity Method Investments
We recognized losses of $2.7 million from our share of our investees losses during the three months ended March 31, 2016, primarily due to losses at Highlife, Caisson, Respicardia and MicroPort Sorin CRM.
Liquidity and Capital Resources
Based on our current business plan, we believe that our existing cash, investments and future cash generated from operations will be sufficient to fund our expected operating needs, working capital requirements, R&D opportunities, capital expenditures and debt service requirements over the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements. Refer to “Note 14. Financing Arrangements” in the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt. Our liquidity could be adversely affected by factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” above.
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries as of March 31, 2016, for our controlled subsidiaries. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries or certain other transactions, we may be liable for income taxes. However, there should be no material tax liability on future distributions as most jurisdictions with undistributed earnings have various participation exemptions or no withholding tax. As of March 31, 2016, we have not recorded any provision for income taxes on undistributed earnings as it was not practicable to determine the amount of the income tax liability related to those investments.

Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents were as follows (in thousands):

	Three Months Ended March 31, 2016	Thirteen Weeks Ended April 24, 2015
Operating activities	$9,600	$16,173
Investing activities	(8,948)	(1,197)
Financing activities	(27,069)	(6,952)
Effect of exchange rate changes on cash and cash equivalents	1,272	(51)
Net increase (decrease)	$(25,145)	$7,973
Operating Activities
Cash provided by our consolidated operating activities during the three months ended March 31, 2016 was $9.6 million. During the quarter ended March 31, 2016, the company incurred a net loss of $40.4 million, which included non-cash depreciation and amortization expense of $23.6 million, stock based compensation of $6.1 million, losses from equity investments of $2.7 million and an increase in the restructuring reserve of $22.0 million. In addition, activity for operating assets and liabilities decreased cash flow by $8.5 million. Accounts receivables increased by $8.4 million, before FX affects, due to increased U.S. sales in the Neuromodulation and CS Business Units and the timing of CRM sales in Japan. Inventories decreased $10.8 million, before FX affects, due to a decrease of $21.3 million related to the amortization of the inventory step-up recognized for the Mergers, which is not included in amortization and depreciation above, offset by inventory build-up for the Platinium range of implantable cardiac defibrillators and cardiac resynchronization therapy devices in the CRM Business Unit, which was launched in November 2015 in Europe and Japan, and inventory build-up in preparation for the CS Business Unit launch in the U.S. of the Perceval sutureless heart valve, which followed FDA approval in January 2016. An increase in other current and non-current assets of $16.0 million, before FX affects, was due to an increase in tax assets of $7.6 million and an increase in other current assets of $8.4 million.
During the thirteen weeks ended April 24, 2015, cash flow provided by historic Cyberonics operations, the Neuromodulation Business Unit, was $16.2 million, due to net income of $10.5 million, non-cash operating expenses of $7.8 million, offset by an increase in operating assets and liabilities of $2.2 million. During the thirteen weeks ended April 24, 2015, trade accounts receivable increased by $3.8 million, inventories increased by $3.1 million and trade payables and accrued liabilities decreased by $6.1 million. Trade accounts receivable increased due to the timing of sales during the quarter. Inventories increased due to a build up of inventory to ensure an adequate supply of products and to increase our Costa Rica manufacturing facility inventory. Accounts payables and accrued liabilities increased primarily due to merger-related accrued liabilities.
Investing Activities
Cash used in investing activities of $8.9 million during the three months ended March 31, 2016 was primarily due to capital expenditure on property, plant and equipment, as well as intangible assets, primarily software.
Cash utilized during for the thirteen weeks ended April 24, 2015 of $1.2 million, for investing activities, was primarily used for production equipment and infrastructure improvements.
Financing Activities
We utilized cash of $27.1 million for financing activities during the three months ended March 31, 2016, primarily as a result of net repayments of short-term borrowing of $10.3 million, and repayment of our trade receivable advance of $16.1 million.
Cash utilized for financing activities during the thirteen weeks ended April 24, 2015 of $7.0 million was primarily used to purchase treasury shares. During the quarter ended April 24, 2015, our treasury stock purchase plan under Rule 10b5-1 of the Exchange Act terminated and we stopped repurchasing our shares of stock.
Debt and Capital
As of March 31, 2016 our total debt of $171.6 million was 9.4% of total equity of $1.8 billion.

Debt Acquired in the Mergers. At the consummation of the Mergers on October 19, 2015, LivaNova acquired all of the outstanding debt of Sorin in the aggregate principal amount of $203.0 million payable to various financial and non-financial institutions. Prior to the Mergers Cyberonics had no debt.
Factoring. We included an obligation, under Accrued Liabilities in the consolidated balance sheet, for the amount of our outstanding advance on customer receivables of $9.6 million and $24.5 million as of March 31, 2016 and December 31, 2015, respectively.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates, interest rate risks and concentration of procurement suppliers that could adversely affect our consolidated financial position, results of operations or cash flows. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in our 2015 Form 10-KT in “Part II, Item 7A Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes from the information provided therein.

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.
(b)  Changes in Internal Control Over Financial Reporting
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
Except for the paragraph above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 16.  Commitments and Contingencies – Litigation and Regulatory Proceedings” in our consolidated financial statements included in this Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
Our business faces many risks. Any of the risks referenced below or elsewhere in this Quarterly Report on Form 10-Q or our other SEC filings could have a material impact on our business and consolidated financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For additional detailed discussion of risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Part I. Item 1A. Risk Factors” in our 2015 Form 10-KT and elsewhere as described in this Quarterly Report on Form 10-Q.
Britain is holding a referendum on its continued membership in the European Union, and if the referendum favours an exit from the European Union, there could be a material adverse effect on LivaNova’s financial position, business and results of operations.
Following the renegotiation of the terms of the U.K.’s membership of the European Union, as agreed by all 28 European Union Member States on February 19, 2016, a referendum will be held on June 23, 2016 for eligible members of the electorate in the U.K. to decide whether to remain a member of the European Union or to leave the European Union. In the event voters elect to leave the European Union (the so-called “Brexit”), LivaNova will face risks associated with the potential uncertainty and consequences that may flow from the Brexit vote. Since a significant proportion of the regulatory framework in the U.K. is derived from European Union directives and regulations, the referendum could materially change the regulatory regime applicable to LivaNova’s operations in the future. A Brexit vote would also result in the U.K. no longer being an European Union Member State and a member of the European Union single market, which may result in increased trade barriers, which could impact LivaNova’s results of operations and share price. Any increased costs may result in higher costs being passed to customers. As a company domiciled in the European Union, and with operations across Europe, Brexit could result in restrictions on the movement of capital, distribution and sale of goods, and the mobility of LivaNova’s personnel, which could have adverse material effect on LivaNova’s operations. Conversely, a vote to remain in the European Union may also create similar uncertainties and adverse policy consequences in the event the U.K. Government and the European Union enter into negotiations to further reform the U.K’s membership of the European Union.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our ordinary shares are quoted on the NASDAQ Global Market (the “NASDAQ”) and on the Main Market of the London Stock Exchange (“LSE”) (as a standard listing) under the symbol “LIVN.” Prior to the Mergers, our common stock was quoted on the NASDAQ under the symbol “CYBX.” Immediately following the consummation of the Mergers, on October 19, 2015, we delisted “CYBX” and commenced trading under “LIVN.” The share prices shown in the table below prior to the Mergers have not been restated, since the “CYBX” shares were exchanged one for one for “LIVN” shares in accordance with the Merger Agreement.
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
Issuer Purchases of Securities
We have not repurchased our equity shares in open-market transactions, tender offers or by other transactions, during the three months ended March 31, 2016, and we have no publicly announced plan or program to do so.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Quarterly Report on Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Transaction Agreement, dated March 23, 2015, by and among LivaNova PLC (f/k/a Sand Holdco Limited), Cyberonics, Inc., Sorin S.p.A. and Cypher Merger Sub, Inc.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	2.1
3.1	Articles of Association of LivaNova PLC	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	3.1
10.1†	Employment Letter, dated January 12, 2016, to R. Jason Richey	LivaNova PLC Transition Report on Form 10-K/T, filed on March 4, 2016, as amended	001-37599	10.24
10.2†	Amendment to Restricted Stock Unit Agreement, dated February 17, 2016, between LivaNova PLC and André-Michel Ballester	LivaNova PLC Transition Report on Form 10-K/T, filed on March 4, 2016, as amended	001-37599	10.26
21.1*	List of Subsidiaries of LivaNova PLC
24.1*	Power of Attorney (included on the Signature Page to this Quarterly Report on Form 10-Q)
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2016 and the thirteen weeks ended April 24, 2015, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and the thirteen weeks ended April 24, 2015, (iii) the Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016 and the thirteen April 24, 2015, (v) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and the thirteen weeks ended April 24, 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVANOVA PLC

By:	/s/ VIVID SEHGAL
Vivid Sehgal
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 9, 2016

INDEX TO EXHIBITS
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Quarterly Report on Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Transaction Agreement, dated March 23, 2015, by and among LivaNova PLC (f/k/a Sand Holdco Limited), Cyberonics, Inc., Sorin S.p.A. and Cypher Merger Sub, Inc.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	2.1
3.1	Articles of Association of LivaNova PLC	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	3.1
10.1†	Employment Letter, dated January 12, 2016, to R. Jason Richey	LivaNova PLC Transition Report on Form 10-K/T, filed on March 4, 2016, as amended	001-37599	10.24
10.2†	Amendment to Restricted Stock Unit Agreement, dated February 17, 2016, between LivaNova PLC and André-Michel Ballester	LivaNova PLC Transition Report on Form 10-K/T, filed on March 4, 2016, as amended	001-37599	10.26
21.1*	List of Subsidiaries of LivaNova PLC
24.1*	Power of Attorney (included on the Signature Page to this Quarterly Report on Form 10-Q)
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2016 and the thirteen weeks ended April 24, 2015, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and the thirteen weeks ended April 24, 2015, (iii) the Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016 and the thirteen April 24, 2015, (v) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and the thirteen weeks ended April 24, 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.