Form 10-Q
period 2016-06-30
LivaNova PLC
filed 2016-08-05
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
(44) 203 786 5275
Registrant’s telephone number, including area code:
_____________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares — £1.00 par value per share	The NASDAQ Stock Market LLC and the London Stock Exchange
Title of Each Class of Stock	Name of Each Exchange on Which Registered
_____________________________________________________________________________________________________________
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at August 1, 2016
Ordinary Shares - £1.00 par value per share	49,073,652

EXPLANATORY NOTE
LivaNova PLC, a public limited company organized under the laws of England and Wales (“LivaNova”) was formed on February 20, 2015, for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation (“Cyberonics”), and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”). On October 19, 2015, as further described herein, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed for trading on the NASDAQ Global Market and admitted to listing on the standard segment of the United Kingdom Financial Conduct Authority’s Official List and to trading on the Main Market of the London Stock Exchange under the trading symbol “LIVN.” In this Quarterly Report on Form 10-Q, in accordance with generally accepted accounting principles in the United States, Cyberonics is considered the acquiring company and LivaNova the successor company to Cyberonics. We are reporting the consolidated results of LivaNova for the period April 1, 2016 to June 30, 2016 and the year to date period January 1, 2016 to June 30, 2016, utilizing as a comparative prior reporting period the historical results for Cyberonics and its consolidated subsidiaries for the quarterly period April 25, 2015 to July 24, 2015 and the for the period January 24, 2105 to July 24, 2015, respectively.

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

•	Trademarks for our implantable cardiac pacemakers and associated services: REPLY 200TM, ESPRITTM, KORA 100TM, KORA 250TM, SafeRTM, the REPLY CRT-PTM, the remedé® System.

•	Trademarks for our Implantable Cardioverter Defibrillators and associated technologies: the INTENSIATM, PLATINIUMTM, and PARADYMTM product families.

•
Trademarks for our cardiac resynchronization therapy devices, technologies services: SonRTM, SonRtipTM, SonR CRTTM, the INTENSIATM, PARADYM RFTM, PARADYM 2TM and PLATINIUMTM product families and the Respond CRTTM clinical trial.

•	Trademarks for heart failure treatment product, Equilia™

•	Trademarks for our bradycardia leads: BEFLEX™ (active fixation) and XFINE™ (passive fixation)
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
________________________________________

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, statements about the benefits of the business combination of Sorin and Cyberonics, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, and include but are not limited to the risks and uncertainties summarized below:
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

•
changes in tax laws or interpretations that could increase our consolidated tax liabilities following the Mergers, including, the risk that we could be treated as a domestic corporation for United States federal tax purposes (for further information, refer to “Note 20. Income Tax” to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q).

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

•	failure to maintain the current regulatory approvals for our products’ approved indications;

•	failure to obtain or maintain insurance coverage and reimbursement for our products’ approved indications;

•	unfavorable results from clinical studies;

•	variations in sales and operating expenses relative to estimates;

•	our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of our products;

•	product liability, intellectual property disputes, shareholder related matters, environmental proceedings, income tax disputes, and other related losses and costs;

•	protection, expiration and validity of our intellectual property;

•	changes in technology, including the development of superior or alternative technology or devices by competitors;

•	failure to comply with applicable domestic laws and regulations, including federal and state privacy and security laws and regulations;

•	failure to comply with foreign law and regulations;

•	international operational and economic risks and concerns;

•	failure to attract or retain key personnel;

•	losses or costs from pending or future lawsuits and governmental investigations;

•	changes in accounting rules that adversely affect the characterization of our consolidated financial position, results of operations or cash flows;

•	changes in customer spending patterns;

•	continued volatility in the global market and worldwide economic conditions, in particular the implementation of Brexit will likely cause increased economic volatility;

•	changes in tax laws, including changes due to Brexit, or exposure to additional income tax liabilities; and

•	harsh weather or natural disasters that interrupt our business operations or the business operations of our hospital-customers.

•	The adoption of new therapies by the market requires significant time and expense and cannot be guaranteed.

•
Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, (2) our 2015 Form 10-KT, (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2015 Form 10-KT.
Financial Information and Currency of Financial Statements
All of the financial information included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The reporting currency of our consolidated financial statements is U.S. dollars.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended	Thirteen Weeks Ended	Six Months Ended	Twenty-Six Weeks Ended
	June 30, 2016	July 24, 2015	June 30, 2016	July 24, 2015
Net sales	$321,047	$81,011	$608,016	$155,082
Cost of sales	130,654	9,433	254,221	17,027
Gross profit	190,393	71,578	353,795	138,055
Operating expenses:
Selling, general and administrative	120,181	33,706	235,756	63,395
Research and development	30,211	9,804	61,901	20,494
Merger and Integration expenses	6,200	6,549	12,961	15,241
Restructuring expenses	4,246	—	32,838	—
Amortization of intangibles	6,292	257	22,184	942
Litigation related expenses	1,312	—	2,309	—
Total operating expenses	168,442	50,316	367,949	100,072
Income (loss) from operations	21,951	21,262	(14,154)	37,983
Interest income	(321)	(47)	(534)	(85)
Interest expense	1,978	22	3,170	29
Impairment of investment	—	2,064		2,064
Foreign exchange and other - (gain) loss	(617)	5	1,218	(107)
Income (loss) before income taxes	20,911	19,218	(18,008)	36,082
Income tax expense	8,418	6,799	7,160	13,149
Losses from equity method investments	3,536	—	6,253	—
Net income (loss)	$8,957	$12,419	$(31,421)	$22,933

Basic income (loss) per share	$0.18	$0.48	$(0.64)	$0.88
Diluted income (loss) per share	$0.18	$0.47	$(0.64)	$0.87
Shares used in computing basic income (loss) per share	49,056	25,996	48,987	26,010
Shares used in computing diluted income (loss) per share	49,162	26,228	48,987	26,248

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended	Thirteen Weeks Ended	Six Months Ended	Twenty-Six Weeks Ended
	June 30, 2016	July 24, 2015	June 30, 2016	July 24, 2015
Net income (loss)	$8,957	$12,419	$(31,421)	$22,933
Other comprehensive income (loss):
Net change in unrealized loss on derivatives	(3,501)	—	(7,266)	—
Tax effect	1,800	—	2,186	—
Net of tax	(1,701)	—	(5,080)	—
Foreign currency translation adjustment, net of tax	(14,098)	164	34,403	(313)
Total other comprehensive income (loss)	(15,799)	164	29,323	(313)
Total comprehensive income (loss)	$(6,842)	$12,583	$(2,098)	$22,620

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	June 30, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$63,886	$112,613
Short-term Investments	6,999	6,997
Accounts receivable, net	299,633	272,352
Inventories	192,730	212,448
Prepaid taxes	47,293	42,425
Prepaid expenses and other current assets	51,797	26,579
Total Current Assets	662,338	673,414
Property, plant and equipment, net	245,006	244,587
Goodwill	731,174	745,356
Intangible assets, net	659,285	658,942
Investments	72,216	77,486
Deferred tax assets, net	8,300	153,509
Other assets	146,546	5,445
Total Assets	$2,524,865	$2,558,739
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$68,871	$82,513
Accounts payable	121,151	109,588
Accrued liabilities	63,227	63,047
Income taxes payable	20,125	26,699
Accrued employee compensation and related benefits liability	70,539	77,274
Total Current Liabilities	343,913	359,121
Long-term debt obligations	83,266	91,791
Deferred income taxes liability	212,351	235,483
Long-term employee compensation and related benefits liability	31,895	31,139
Other long-term liabilities	29,609	29,743
Total Liabilities	701,034	747,277
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 49,071,640 and 48,868,305 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	75,733	75,444
Additional paid-in capital	1,756,210	1,742,032
Accumulated other comprehensive loss	(24,905)	(54,228)
Retained earnings	16,793	48,214
Total Stockholders’ Equity	1,823,831	1,811,462
Total Liabilities and Stockholders’ Equity	$2,524,865	$2,558,739

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

			Additional	Accumulated Other	Accumulated	Total
	Ordinary		Paid-In	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Loss)	Equity
Balance at December 31, 2015	48,868	$75,444	$1,742,032	$(54,228)	$48,214	$1,811,462
Stock-based compensation plans	204	289	14,178	—	—	14,467
Net loss	—	—	—	—	(31,421)	(31,421)
Other comprehensive income	—	—	—	29,323	—	29,323
Balance at June 30, 2016	49,072	$75,733	$1,756,210	$(24,905)	$16,793	$1,823,831

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended	Twenty-Six Weeks Ended
	June 30, 2016	July 24, 2015
Cash Flows From Operating Activities:
Net income (loss)	$(31,421)	$22,933
Non-cash items included in net income (loss):
Depreciation	19,483	2,994
Amortization	22,184	494
Stock-based compensation	10,807	5,601
Deferred income tax expense (benefit)	(12,845)	1,389
Impairment of intangible assets	63	448
Gain on disposal of assets	(385)	—
Impairment of investments	—	2,064
Loss from equity method investments	6,253	—
Other	5,045	346
Changes in operating assets and liabilities:
Accounts receivable	(27,174)	(8,298)
Inventories	24,735	(3,800)
Other current and non-current assets	(15,736)	(723)
Restructuring reserve	16,803	—
Accounts payable and accrued current and non-current liabilities	(5,228)	11,464
Net cash provided by operating activities	12,584	34,912
Cash Flow From Investing Activities:
Purchase of short-term investments	(7,028)	(6,995)
Maturities of short-term investments	7,026	27,033
Purchase of property, plant and equipment and other	(15,827)	(2,881)
Intangible assets purchases	(829)	—
Proceeds from asset sales	609	—
Net cash provided by (used in) investing activities	(16,049)	17,157
Cash Flows From Financing Activities:
Short-term borrowing	4,441	—
Short-term repayments	(20,040)	—
Repayment of long-term debt obligations	(11,066)	—
Repayment of trade receivable advances	(21,626)	—
Loans to associates	(3,775)	—
Proceeds from exercise of options for common stock	4,722	3,628
Realized excess tax benefits - stock-based compensation	869	2,131
Purchase of treasury stock	—	(10,580)
Cash settlement of compensation-based stock units	—	(1,093)
Other financial assets and liabilities	299	—
Net cash used in financing activities	(46,176)	(5,914)
Effect of exchange rate changes on cash and cash equivalents	914	(10)
Net increase (decrease) in cash and cash equivalents	(48,727)	46,145
Cash and cash equivalents at beginning of period	112,613	116,214
Cash and cash equivalents at end of period	$63,886	$162,359

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$1,810	$15
Cash paid for income taxes	$23,907	$7,241

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.  Nature of Operations
Background. LivaNova PLC and its subsidiaries (collectively, the “Company”, “LivaNova”, “we” or “our”), the successor registrant to Cyberonics, Inc., was organized under the laws of England and Wales on February 20, 2015 for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation (“Cyberonics”) and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”). As a result of the business combination, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin. This business combination became effective on October 19, 2015, at which time LivaNova’s ordinary shares were listed for trading on the NASDAQ Global Market (“NASDAQ”) and on the London Stock Exchange (the “LSE”) as a standard listing under the trading symbol “LIVN.”
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
Note 2.  Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies
The Mergers: LivaNova PLC, a public limited company organized under the laws of England and Wales (“LivaNova”) was formed on February 20, 2015, for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation (“Cyberonics”), and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”). On October 19, 2015, as further described herein, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed for trading on the NASDAQ Global Market and admitted to listing on the standard segment of the United Kingdom Financial Conduct Authority’s Official List and to trading on the Main Market of the London Stock Exchange under the trading symbol “LIVN.” Based on the structure of the Mergers, management determined that Cyberonics is considered to be the accounting acquirer and predecessor for accounting purposes.
The purchase price allocation, recorded in the transition period April 25, 2015 to December 31, 2015, was based on a preliminary acquisition valuation and includes the use of estimates based on information that was available to management at the time. The finalization of appraisals and estimates may result in a change in the valuation of assets acquired, liabilities assumed, goodwill recognized and the related impact on deferred taxes and cumulative translation adjustments. During the three months ended June 30, 2016, we recorded our first set of adjustments to the estimated fair values of the assets acquired and liabilities assumed in the Mergers, as a result of analysis of the facts and circumstances that existed at the time of the acquisition. Refer to “Note 3. Business Combinations” for further information regarding the adjustments. As we finalize the valuation of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period ending October 19, 2016, which may have a material impact on the results of operations and financial position. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed can materially impact the results of operations. Refer to “Note 3. Business Combinations” for additional information.

Basis of Presentation. The accompanying condensed consolidated financial statements of LivaNova have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.” and such principles, “U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2015 has been derived from audited financial statements contained in our transitional report on form 10-KT for the period ended December 31, 2015, but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the operating results of LivaNova and its subsidiaries, for the three and six months ended June 30, 2016, and are not necessarily indicative of the results that may be expected for the fiscal year that will end December 31, 2016. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our Transition Report on Form 10-KT for the fiscal period that began April 25, 2015 and ended December 31, 2015, as amended (the “2015 Form 10-KT”).
We have included the condensed consolidated statements of income (loss), comprehensive income (loss) and the cash flows for the thirteen and twenty-six weeks ended July 24, 2015 as the equivalent prior periods for comparative purposes. This comparative financial information reflects all adjustments considered necessary for a fair presentation of the operating results of Cyberonics and its subsidiaries, as LivaNova’s predecessor.
Fiscal Year-End.  Prior to the Mergers, Cyberonics, LivaNova’s predecessor, utilized a 52/53-week fiscal year that ended on the last Friday in April. After the Mergers that consummated on October 19, 2015, Cyberonics changed to a calendar year ending December 31st.
Reporting Periods. In this Quarterly Report on Form 10-Q, we are reporting the results of our operations for the three and six months ended June 30, 2016, which consist of the combined results of operations of Cyberonics and Sorin. Since LivaNova is the successor company to Cyberonics, we are presenting the results of Cyberonics’ operations for the thirteen and twenty-six weeks ended July 24, 2015, as the prior year equivalent periods. The thirteen and twenty-six weeks ended July 24, 2015 were selected for comparative purposes as they were the closest periods to the three and six months ended June 30, 2016 (less than 30 days difference) and it was impracticable and cost prohibitive to recast Cyberonics’ prior year financial information in order to present the three and six months ended June 30, 2015.
Consolidation.  The accompanying condensed consolidated operating statements for the three and six months ended June 30, 2016, include the operating results for LivaNova PLC and the LivaNova PLC Employee Benefit Trust (the “Trust”), which consist of the combined results of operations of Cyberonics and Sorin.  The accompanying condensed consolidated operating results for the thirteen and twenty-six weeks ended July 24, 2015 include the results of operations for Cyberonics and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
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
Merger, Integration and Restructuring Charges. As a result of the Mergers, we incurred merger, integration and restructuring charges and reported merger and integration expenses and restructuring expenses separately as operating expenses in the consolidated statements of income (loss).
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
Reclassifications. The following reclassifications have been made to conform the prior period consolidated balance sheet and the statements of income (loss) to current year presentations:
Amortization Expense. Amortization expense of $257 thousand and $942 thousand for the thirteen and twenty-six weeks ended July 24, 2015 were reclassified and reported separately in the consolidated statement of income (loss) rather than included with Research and Development expense.
Accrued Employee Compensation and Related Benefits. In the consolidated balance sheet, accruals amounting to $17.5 million in total were reclassified from Other Current Liabilities to Accrued Employee Compensation and Related Benefit Liability.
Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less, consisting of demand deposit accounts and money market mutual funds, to be cash equivalents and are carried in the balance sheet at cost, which approximated their fair value. We carried $41.1 million in money market mutual funds at December 31, 2015 and none at June 30, 2016.
U.S. Medical Device Excise Tax (“MDET”). Section 4191 of the Internal Revenue Code enacted by the Health Care and Education Reconciliation Act of 2010, in conjunction with the Patient Protection and Affordable Care Act, established a 2.3% excise tax on medical devices sold domestically beginning on January 1, 2013, with this excise tax now suspended from January 1, 2016 through December 31, 2017. We included the cost of MDET in cost of sales on the consolidated statements of income for the applicable reporting periods. The MDET tax expense amounted to $1.1 million and $2.0 million for the thirteen and twenty-six weeks ended July 24, 2015.
Italian Medical Device Payback (“IMDP”). The Italian Parliament introduced new rules for entities that supply goods and services to the Italian National Healthcare System. The new healthcare law is expected to impact the business and financial reporting of companies operating in the medical technology sector that sell medical devices in Italy. A key provision of the law is a ‘payback’ measure, requiring companies selling medical devices in Italy to make payments to the Italian state if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is considerable uncertainty about how the law will operate and what the exact timeline is for finalization. Our current assessment of the IMDP involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. We account for the estimated cost of the IMDP as a deduction from revenue. The estimated cost of the IMDP amounted to $0.3 million and $0.6 million for the three and six months ended June 30, 2016.
Income Taxes. LivaNova, organized as a public limited company under the laws of England and Wales, operates through various subsidiaries in a number of countries throughout the world. Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income. We use significant judgment and estimates in accounting for our income taxes. We recognize deferred tax assets and liabilities for the anticipated future tax effects of temporary differences between the financial statements basis and the tax basis of our assets and liabilities, which are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense compared to pre-tax income yields an effective tax rate.
Segments. Prior to the Mergers, Cyberonics had one operating and reportable segment. Upon completion of the Mergers, we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. We currently function in three operating segments; the historical Cyberonics operations are included in the Neuromodulation segment while the historical Sorin businesses comprise the Cardiac Surgery (“CS”) and the Cardiac Rhythm Management (“CRM”) segments. Refer to “Note 22. Geographic and Segment Information” for additional information.
Note 3. Business Combination
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
The estimated fair value of the assets acquired and liabilities assumed in the Mergers, as adjusted in the table below, are provisional and are based on information that is currently available. We recognize adjustments to the provisional amounts with a corresponding adjustment to goodwill in the reporting period in which the adjustments are determined. We have not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the fair value estimates set forth below are subject to adjustment during a measurement period not to exceed one year subsequent to the Merger date as permitted under GAAP.  The estimated fair values of certain assets and liabilities, including taxes and contingencies, require judgments and assumptions that increase the likelihood that adjustments may be made to these estimates during the measurement period. The measurement period ends and the fair values of the Mergers will be finalized by October 19, 2016.
Goodwill is calculated as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed. Goodwill represents growth opportunities and expected cost synergies of the combined company. We assigned goodwill arising from the Mergers to the Cardiac Surgery, Cardiac Rhythm Management and Neuromodulation reporting units. This assignment was made by taking into consideration market participant rates of return for each acquired reporting unit, Cardiac Surgery and Cardiac Rhythm Management, in order to assess their respective fair values. The remaining goodwill, allocated to Neuromodulation, which is the accounting acquirer’s existing business unit, is supported by the expected synergies deriving from the Mergers.
The following table summarizes the fair value of the assets acquired and liabilities assumed in the Mergers on October 19, 2015, including the measurement period adjustments recognized since the fair values were presented in our report on Form 10-K/T for the transitional period ended December 31, 2015 (in thousands):

	October 19, 2015	Adjustments	October 19, 2015 (as adjusted)
Total fair value of consideration transferred	$1,589,083	$—	$1,589,083
Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Cash and cash equivalents	12,495	—	12,495
Accounts receivable	224,466	—	224,466
Inventories	233,832	—	233,832
Other current assets	60,674	—	60,674
Property, plant and equipment	207,639	—	207,639
Intangible assets	688,729	—	688,729
Equity investments	67,059	(72)	66,987
Other assets	7,483	(1,328)	6,155
Deferred tax assets	135,370	(121,208)	14,162
Total assets acquired	1,637,747	(122,608)	1,515,139
Current portion of debt and other obligations	110,601	—	110,601
Other current liabilities	237,855	—	237,855
Long-term debt	128,458	—	128,458
Deferred tax liabilities	279,328	(147,917)	131,411
Other long-term liabilities	55,567	—	55,567
Total liabilities assumed	811,809	(147,917)	663,892
Goodwill	$763,145	$(25,309)	$737,836
The measurement period adjustments shown in the table above were recorded in the three months ended June 30, 2016, and reflect changes in the estimated fair values of certain assets and liabilities, primarily related to deferred income taxes as a result of new information on facts and circumstances that existed at the time of acquisition. Adjustments were made to deferred income taxes as a result of the allocation of fair value to the legal entities. In addition, deferred income taxes were aggregated and presented on a net basis by jurisdiction. During the three months ended June 30, 2016, the Company recorded a reduction of $4.1 million of expense, $2.9 million related to the amortization of intangible assets, $2.3 million related primarily to depreciation and $0.2 million of other cost, partly offset by $1.3 million increase in income tax expense, as a result of the measurement period adjustments recorded above.
The valuation of the intangible assets acquired in the Mergers and related amortization periods are as follows (in thousands, except years):

	Valuation	Amortization period in years
Customer relationships	$464,019	16-18
Developed technology	211,091	9-15
Sorin trade-name	13,619	4
	$688,729
Proforma results of operations
The following pro forma information presents the results of LivaNova as if the Mergers were consummated on April 26, 2014 and had been included in our consolidated statement of income (loss) for the thirteen and twenty-six weeks ended July 24, 2015 (in thousands, except per share data):

	Thirteen Weeks Ended July 24, 2015	Twenty-Six Weeks Ended July 24, 2015
Net Sales	$319,245	$606,418
Net Loss	(13,164)	(34,869)
Basic and diluted net loss per share	$(0.27)	$(0.72)
The unaudited pro forma combined results of operations for the thirteen and twenty-six weeks ended July 24, 2015 have been prepared by adjusting the historical results of Cyberonics for these same periods to include the historical results of Sorin. The unaudited pro forma information included for Sorin for the thirteen weeks ended July 24, 2015 is based on the accounts of Sorin for the three months ended June 30, 2015 and the information for the twenty-six weeks ended July 24, 2015 includes the accounts of Sorin for the six months ended June 30, 2015.
The unaudited pro forma information reflects the effect of purchase accounting adjustments and the elimination of merger-related transactions expenses, among other items. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on April 26, 2014, and it is not indicative of any future results.
Note 4. Reorganization Plans
Our 2015 and 2016 Reorganization Plans (the “Plans”) were initiated October 2015 and March 2016, respectively, in conjunction with the completion of the Mergers. These Plans are intended to leverage economies of scale, streamline distribution and logistics and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these Plans were reported as restructuring expenses in the operating results of our consolidated statement of income (loss). There were no restructuring expenses in the comparative twenty-six weeks of historical Cyberonics activity ended July 24, 2015.
We estimate that the Plans will result in a net reduction of approximately 184 personnel in the workforce, with reductions in workforce of 79 as of June 30, 2016. The Plans also include the closure of our R&D facility in Meylan, France and consolidation of its research and development (“R&D”) capabilities into our Clamart, France facility.
The Reorganization Plans’ accrual detail for the six months ended June 30, 2016 (in thousands):

	Employee severance and other termination costs	Other	Total
Beginning liability balance - December 31, 2015	$6,919	$—	$6,919
Restructuring charges	29,664	3,174	32,838
Cash payments	(12,710)	(494)	(13,204)
Ending liability balance - June 30, 2016	$23,873	$2,680	$26,553

The following table presents restructuring expense by reportable segment (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Cardiac Surgery	$751	$4,962
Cardiac Rhythm Management	855	16,021
Neuromodulation	1,973	4,136
Other	667	7,719
Total	$4,246	$32,838
Note 5. Accounts Receivable and Allowance for Bad Debt
Accounts receivable, net, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Trade receivables from third parties	$306,946	$274,005
Allowance for bad debt	(7,313)	(1,653)
	$299,633	$272,352
We increased our allowance for bad debt by $6.0 million in June 2016. The increase is primarily attributable to an allowance for the outstanding balance of certain receivables in Greece whose probability of recoverability became doubtful during the three months ended June 30, 2016.
Note 6. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$51,598	$52,482
Work-in-process	40,187	44,369
Finished goods	100,945	115,597
	$192,730	$212,448
The step-up in inventory basis that resulted from the Mergers has been fully amortized as of June 30, 2016, and is recorded in cost of sales in the consolidated statement of net income (loss). The amortization of the step-up for the six months ended June 30, 2016 was $35.0 million.
Inventories are reported net of the provision for obsolescence which totaled $5.8 million and $3.6 million at June 30, 2016 and December 31, 2015, respectively. The provision as of June 30, 2016 reflects the normal obsolescence and inventory turnover while the comparatively lower provision as of December 31, 2015 was positively conditioned by Sorin inventories which were fair valued as of the acquisition date.

Note 7. Property, Plant and Equipment (“PP&E”)
PP&E consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$16,150	$15,662
Building and building improvements	84,512	82,014
Equipment, software, furniture and fixtures	167,285	140,364
Capital investment in process	34,275	42,210
Other	8,698	8,634
Total	310,920	288,884
Accumulated depreciation	(65,914)	(44,297)
	$245,006	$244,587
Depreciation expense for LivaNova was $8.6 million and $19.5 million for the three and six months ended June 30, 2016, respectively and $1.2 million and $3.0 million for legacy Cyberonics for the thirteen weeks and twenty-six weeks ended July 24, 2015, respectively. As part of the Mergers in October 2015 we acquired Sorin’s PP&E at an estimated fair value of $207.6 million.
Note 8. Goodwill and Intangible Assets
Detail of finite-lived and indefinite-lived intangible assets (in thousands):

	June 30, 2016	December 31, 2015
Schedule of finite-lived intangible assets:
Developed technology	$215,858	$213,873
Customer relationships	460,636	444,472
Trademarks and trade names	13,322	13,030
Other intangible assets	664	11
Total	690,480	671,386
Accumulated amortization	(31,195)	(12,444)
Net	$659,285	$658,942
Schedule of indefinite-lived intangible assets:
Goodwill	$731,174	$745,356
The amortization periods for our finite-lived intangible assets as of June 30, 2016:

	Minimum life in years	Maximum life in years
Developed technology	7	15
Customer relationships	16	18
Trademarks and trade names	4	4
Other intangible assets	5	10

The estimated future aggregate amortization based on our finite-lived intangible assets at June 30, 2016 (in thousands):

Year ending December 31,
2016 - remainder of fiscal year	$25,574
2017	47,084
2018	47,104
2019	46,873
2020	46,747
Thereafter	445,903
Detail of goodwill movements by segment (in thousands):

	Neuromodulation	Cardiac Surgery	Cardiac Rhythm Management	Total Goodwill
Balance as of December 31, 2015	$315,943	$412,541	$16,872	$745,356
Measurement period adjustments, net	—	(26,434)	1,125	(25,309)
Currency adjustments	—	11,650	(523)	11,127
Balance as of June 30, 2016	$315,943	$397,757	$17,474	$731,174
Note 9. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Restructuring related expense accruals	$26,553	$6,919
Derivatives	7,607	1,815
Provisions for agents, returns and other	5,795	7,199
Advances received on customer receivables	3,418	24,494
Product warranty obligations	2,065	2,119
Accrued royalty costs	1,552	1,316
Clinical study costs	383	2,004
Accrued insurance	471	2,566
Other	15,383	14,615
	$63,227	$63,047
Note 10. Product Warranties
We include warranty obligations with current accrued liabilities in the consolidated balance sheet. Changes in the carrying amount of our warranty obligation consisted of the following (in thousands):

Beginning balance December 31, 2015	$2,119
Product warranty accrual	213
Settlements	(286)
Effect of changes in foreign currency exchange rates	19
Ending balance June 30, 2016	$2,065

Note 11. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Uncertain tax positions	$13,282	$13,048
Government grant deferred revenue	4,006	3,918
Earnout for contingent payments (1)	3,562	3,457
Unfavorable operating leases (2)	2,098	2,513
Financial derivatives (3)	2,114	1,793
Other	4,547	5,014
	$29,609	$29,743

(1)
The earnout for contingent payments represents contingent payments we assumed during the Mergers for two acquisitions completed by Sorin prior to the Mergers. The first acquisition, in September 2015, was of Cellplex PTY Ltd. in Australia; the second acquisition was of the commercial activities of a local distributor in Colombia. The contingent payments for the first acquisition are based on achievement of sales targets by the acquiree through June 30, 2018 and the contingent payments for the second acquisition are based on sales of cardiopulmonary disposable products and heart lung machines of the acquiree through December 2019. Refer to “Note 13. Fair Value Measurements.”

(2)	The unfavorable operating lease adjustment obligation represents our acquisition of Sorin’s future lease obligations at their estimated fair value in conjunction with the Mergers.

(3)	Financial derivative obligations, long-term, represent forward interest rate swap contracts, which hedge our long-term European Investment Bank debt.
Note 12. Investments
Short-Term Investments. Our short-term investment consisted of held-to-maturity commercial paper with maturities over three months but less than twelve months and carried at cost plus accrued interest, as shown below (in thousands):

	June 30, 2016	December 31, 2015
Commercial paper (1)	$6,999	$6,997

(1)	Refer to “Note 13. Fair Value Measurements.”
Cost-Method Investments.  Our cost-method investments are shown in long-term assets in the consolidated balance sheets and consist of our equity positions in the following privately-held companies (in thousands):

	June 30, 2016	December 31, 2015
ImThera Medical, Inc. - convertible preferred shares and warrants (1)	$12,000	$12,000
Rainbow Medical Ltd.(2)	3,934	3,847
Total	$15,934	$15,847

(1)	ImThera Medical, Inc. is a private U.S. company developing a neurostimulation device system for the treatment of obstructive sleep apnea. Refer to “Note 13. Fair Value Measurements.”

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

Equity Method Investments. Our equity-method investments are shown in long-term assets of our condensed consolidated balance sheets and consist of our equity position in the following entities (in thousands, except for percent ownership):

	% Ownership (1)	June 30, 2016	December 31, 2015
Caisson Interventional LLC (2)	43.7%	11,672	13,712
Highlife S.A.S. (2)	38.0%	7,420	8,363
MicroPort Sorin CRM (Shanghai) Co. Ltd.	49.0%	7,575	8,959
Respicardia Inc.	19.7%	29,598	30,586
Other		17	19
Total		$56,282	$61,639

(1)	Ownership percentages as of June 30, 2016.

(2)	We have outstanding loans to Caisson Interventional LLC and to Highlife S.A.S that amount to $6.2 million, which are included in Other Assets (long-term) on the consolidated balance sheet.
We adjusted the carrying amount of our equity-method investments for our share of the investees’ losses in the amount of $3.5 million and $6.3 million during the three and six months ended June 30, 2016, respectively. Our share of the losses is reflected in the consolidated statements of income (loss). In addition, we adjusted the carrying amount of our equity-method investments for foreign currency translation gains of $2.7 million and $1.1 million during the three and six months ended June 30, 2016, which are reflected in the consolidated statement of other comprehensive income (loss). During the thirteen and twenty-six weeks ended July 24, 2015, there were no historical Cyberonics equity-method investments.
Other Assets. “Other assets” in the long-term section of the consolidated balance sheet includes the cash surrender value of company-owned life insurance policies, which are based on the fair values in a mutual fund portfolio, amounting to $1.8 million and $1.8 million at June 30, 2016 and December 31, 2015, respectively.
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
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2016 or the twenty-six weeks ended July 24, 2015.

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of	Fair Value Measurements Using Inputs Considered as:
	June 30, 2016	Level 1	Level 2	Level 3
Assets:
Derivative Assets - freestanding hedges (FX)	$2,829	$—	$2,829	$—
Total assets	$2,829	$—	$2,829	$—

Liabilities:
Derivative Liabilities - designated as cash flow hedges (FX)	$6,478	$—	$6,478	$—
Derivative Liabilities - designated as cash flow hedges (interest rate swaps)	3,243	—	3,243	—
Earnout for contingent payments (1)	3,562	—	—	3,562
Total Liabilities	$13,283	$—	$9,721	$3,562

	Fair Value as of	Fair Value Measurements Using Inputs Considered as:
	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Derivative Assets - designated as cash flow hedges (FX)	$839	$—	$839	$—
Total Assets	$839	$—	$839	$—

Liabilities:
Derivative Liabilities - designated as cash flow hedges (interest rate swaps)	$2,876	$—	$2,876	$—
Derivative Liabilities - freestanding hedges (interest rate swaps)	24	—	24	—
Derivative Liabilities - freestanding hedges (FX)	1,547	—	1,547	—
Earnout for contingent payments (1)	3,457	—	—	3,457
Total Liabilities	$7,904	$—	$4,447	$3,457

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our investment in cost-method equity securities and our investments in equity securities that are accounted for using the equity method consisted of investments in equity, partnership interests and advances to privately held companies for which there are no quoted market prices. These investments and our non-financial assets such as: goodwill, intangible assets, and PP&E, are remeasured at fair value if there is an indication of impairment and recorded at fair value only when the impairment is recognized. We classify the measurement of these assets as a Level 3 input within the fair value hierarchy. No impairment was recognized during the six months ended June 30, 2016. During the twenty-six weeks ended July 24, 2015, we fully impaired certain finite-lived intangible assets and PP&E for a loss of $0.4 million and $0.8 million, respectively, which was primarily related to R&D projects that no longer factored into our future product plans.

Short-Term Financial Instruments Not Measured at Fair Value
The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these items. The balance of our investments in short-term securities consisted of commercial paper carried at cost plus accrued interest which approximates its fair value. Refer to “Note 12. Investments” for further information.
The carrying value of our long-term debt including the short-term portion, as of June 30, 2016, was $104.6 million which we believe approximates fair value.
Note 14. Financing Arrangements
The outstanding principal amount of long-term debt at June 30, 2016 and December 31, 2015, consisted of the following (in thousands, except interest rates):

	Principal Amount at	Principal Amount at
	June 30, 2016	December 31, 2015	Maturity	Interest Rate
European Investment Bank (1)	$92,427	$99,426	June 2021	0.996%
Banca del Mezzogiorno (2)	8,027	8,851	December 2019	0.50% - 3.35%
Bpifrance (ex-Oséo) (3)	2,345	2,621	October 2019	2.58%
Novalia SA (Vallonie) (4)	839	1,192	March 2020 - June 2033	0.00% - 3.42%
Mediocredito Italiano (5)	904	944	September 2021-2026	0.525% - 0.765%
Other	73	—
Total long-term facilities	104,615	113,034
Less current portion of long-term debt	21,349	21,243
Total long-term debt	$83,266	$91,791

(1)
In July 2014, Sorin obtained a European Investment Bank (“EIB”) loan to support product development projects in Italy and France for the Cardiac Surgery (the “CS”) and Cardiac Rhythm Management (the “CRM”) Business Units, and in addition, for the support of New Ventures therapeutic solutions aimed at treating heart failure and mitral valve regurgitation. The interest rate for the EIB loan is reset by the lender each quarter based on the Euribor. Interest payments are quarterly and principal payments are at six months. The variable interest rate for this debt was hedged with interest rate swap agreements, refer to “Note 15. Derivatives and Risk Management.”

(2)
In January 2015, Sorin obtained loans to support R&D projects as a part of the Large Strategic Project program of the Italian Ministry of Education, Universities and Research. One loan is subsidized by Cassa Depositi e Prestiti, at a fixed rate of 0.5%, and a second loan provided by GE Capital Interbanca, at a floating interest rate of the 6-month Euribor rate plus 3.3%.

(3)	In 2012, Sorin obtained a loan with Bpifrance, a French government entity that provides financial support for R&D.

(4)	In 2010, Sorin obtained loans, at various fixed interest rates, from Novalia SA, a finance company in the Wallonia Region in Belgium, to support several R&D projects.

(5)
In 2014, Sorin assumed real estate loans with the acquisition of the cannulae business. The loans are due to Mediocredito Italiano and are secured by a mortgage on our building located at our Cantù manufacturing site in Italy.

The outstanding principal amount of short-term debt (revolving credit agreements) as of June 30, 2016, and December 31, 2015, consisted of the following (in thousands, except interest rates):

	Principal Amount at	Principal Amount at
	June 30, 2016	December 31, 2015	Interest Rate
Intesa San Paolo Bank	$14,210	$20,630	0.300%
BNL BNP Paribas	16,320	18,459	0.250%
Unicredit Banca	6,106	15,201	0.175%
Barclays Bank	4,441	—	0.284%
BNP Paribas (Brazil)	2,734	2,225	16.65%
French Government	2,077	2,030	—
Other short-term facilities	1,634	2,725
Total short-term facilities	47,522	61,270
Current portion of long-term debt	21,349	21,243
Total current debt	68,871	82,513
Total debt	$152,137	$174,304

Note 15. Derivatives and Risk Management
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations, and, due to certain loans with floating interest rates, we are also subject to the impact of changes in interest rates on our interest payments. We enter into foreign currency exchange rate (“FX”) forward contracts and interest rate swap contracts, to reduce the impact of foreign currency rate and interest rate fluctuations on net revenues and cash flow. We measure all outstanding derivatives each period end at fair value and report the fair value as either financial assets or liabilities in the consolidated balance sheets. We do not enter into derivative contracts for speculative purposes. Derivatives that are not designated as hedge instruments are referred to as freestanding derivatives with changes in fair value included in earnings. If a derivative qualifies for hedge accounting and is designated as a hedging instrument, then depending on hedge effectiveness, we account for changes in the fair value of the derivative either immediately in earnings, for the ineffective portion, or in other comprehensive income for the effective portion. Accumulated hedge gains and losses in other comprehensive income are transferred to earnings upon settlement, termination or cancellation of the hedge contract. We measure hedge effectiveness each quarter end and if a derivative that qualified for hedge accounting is later determined to be ineffective, in whole or in part, due to changes in the underlying hedged transaction, the fair value of the portion of the derivative determined to be ineffective will be recognized as a gain or loss in earnings for the applicable period.
Freestanding Derivative Foreign Currency Forward Contracts
The gross notional amount of derivative FX forward contracts, not designated as hedging instruments, outstanding at June 30, 2016 and December 31, 2015 was $325.7 million and $254.4 million, respectively. These contracts are FX forward contracts designed to offset the FX effects in earnings of intercompany loans denominated in a variety of foreign currencies versus the Euro, which settle monthly or quarterly, and are renewed or not in accordance with the underlying outstanding intercompany loan amounts.
The amount and location of the net gains (losses) in the condensed consolidated statements of income (loss) related to open and settled freestanding FX contracts (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of gains / (losses) in the statement of net income (loss)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
FX forward contracts (1)	Foreign exchange and other	$6,052	$2,230

(1)	There were no derivative contracts open or settled during the twenty-six weeks of historical Cyberonics activity that ended July 24, 2015.

Cash Flow Hedges
Foreign Currency Risk
We utilize foreign currency exchange rate (“FX”) derivative contracts designed to hedge the variability of cash flows associated with our 15 month forecast of revenues denominated in British Pound and Japanese Yen. These contracts are settled when the earnings process has completed and the receivables collected. These contracts are designated as cash flow hedges.
There was no hedge ineffectiveness and there were no components of the FX derivative contracts excluded in the measurement of hedge effectiveness during the six months ended June 30, 2016.
During the six months ended June 30, 2016, we discontinued (settled) certain of our FX derivative contracts due to changes in our foreign currency revenue forecast that resulted in a gain of $190 thousand reclassified from other comprehensive income to earnings.
Interest Rate Risk
In July 2014, Sorin entered into a European Investment Bank (“EIB”) long-term loan agreement that matures in June 2021 with variable interest payments due quarterly based on the Euribor 3 month floating interest rate. To minimize the impact of changes in the interest rate we entered into an interest rate swap agreement program to swap the EIB floating-rate interest payments for fixed-rate interest payments. The interest rate swap contracts qualify for, and are designated as, cash flow hedges.
There was no interest rate swap hedge ineffectiveness or component of the swap contract excluded in the measurement of hedge effectiveness during the six months ended June 30, 2016.
The notional amount of derivative contracts designated as cash flow hedges is as follows (in thousands):

Notional amounts:	June 30, 2016	December 31, 2015
Foreign currency exchange rate contracts	$79,966	$66,900
Interest rate swap contracts	74,013	79,625
Total	$153,979	$146,525

Unrealized gain (loss) in ending balance of accumulated other comprehensive income:	June 30, 2016	Net amount expected to be reclassed to earnings in next 12 months
Foreign currency exchange rate contracts	$8,467	$8,467
Interest rate swap contracts	301	60
Total	$8,768	$8,527
There were no FX or interest rate swap derivative contracts outstanding during the twenty-six weeks of historical Cyberonics activity that ended July 24, 2015.

Gains (losses) posted to other comprehensive income (“OCI”) and the amount reclassified to earnings for derivative contracts designated as cash flow hedges (in thousands):

		Three months ended June 30, 2016		Six months ended June 30, 2016
Description of derivative contract	Location in earnings of reclassified gain or loss	Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from OCI to Earnings:	Gains (Losses) Recognized in OCI	Gains (Losses)Reclassified from OCI to Earnings:
FX derivative contracts	Foreign Exchange and Other	$(4,887)	$(42)	$(8,467)	$148
FX derivative contracts	SG&A		(1,270)		(1,561)
Interest rate swap contracts	Interest expense	18	(56)	(301)	(89)
Total		$(4,869)	$(1,368)	$(8,768)	$(1,502)
The following tables present the fair value, on a gross basis, and the location of derivative contracts reported in the consolidated balance sheet (in thousands):

June 30, 2016	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$1,129
Interest rate contracts	Other assets (long term)		Other long-term liabilities	2,114
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	—	Accrued liabilities	6,478
Total derivatives designated as hedging instruments		—		9,721
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	2,829	Accrued liabilities	—
Total derivatives not designated as hedging instruments		2,829		—
Total derivatives		$2,829		$9,721

December 31, 2015	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$1,083
Interest rate contracts	Other assets (long term)		Other long-term liabilities	1,793
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	839	Accrued liabilities	—
Total derivatives designated as hedging instruments		839		2,876
Derivatives not designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	—	Accrued liabilities	24
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	—	Accrued liabilities	1,547
Total derivatives not designated as hedging instruments		—		1,571
Total derivatives		$839		$4,447

(1)	For the classification of input used to evaluate the fair value of our derivatives, refer to “Note 13. Fair Value Measurements.”
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

The Warning Letter had no impact on our consolidated financial position, results of operations or cash flows in our fiscal year ended December 31, 2015, and the impact on our consolidated financial position, results of operations or cash flows for the three months ended June 30, 2016 was not material. We continue to believe that less than 1% of our fiscal year 2016 consolidated sales will be impacted by this Warning Letter and the FDA’s concerns will be resolved without a material impact on our consolidated financial position, results of operations or cash flows for our fiscal year 2016.
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
The Company has recently been served with additional similar lawsuits related to surgical cases in which a 3T Heater Cooler device was allegedly used. Four complaints have been filed in Pennsylvania State Court in York, PA against the Company and Wellspan York Hospital related to surgical cases at York Hospital, one complaint has been filed in Pennsylvania State Court in Dauphin County, PA against the Company and Milton S. Hershey Medical Center related to a surgical case at Hershey Medical Center and four complaints have been filed in the U.S. District Court for the District of South Carolina related to surgical cases at Greenville Health System Hospital in Greenville, SC.
At LivaNova, patient safety is of the utmost importance, and significant resources are dedicated to the delivery of safe, high-quality products. We intend to vigorously defend each of these claims. Given the early stage of this matter, we cannot, however, give any assurances that additional legal proceedings making the same or similar allegations will not be filed against LivaNova PLC or one of its subsidiaries, nor that the resolution of the complaint and any related litigation in connection therewith will not have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
SNIA Litigation. Sorin S.p.A. was created as a result of a spin-off (the “Sorin spin-off”) from SNIA S.p.A. (“SNIA”). The Sorin spin-off, which spun off SNIA’s medical technology division, became effective on January 2, 2004. Pursuant to the Italian Civil Code, in a spin-off transaction, the parent and the spun-off company can be held jointly liable up to the actual value of the shareholders’ equity conveyed or received (we estimate that the value of the shareholders’ equity received was approximately €573 million) for certain indebtedness or liabilities of the pre-spin-off company:

•
for “debt” (debiti) of the pre-spin-off company that existed at the time of the spin-off (this joint liability is secondary in nature and, consequently, arises only when such indebtedness is not satisfied by the company owing such indebtedness);

•	for “liabilities” (elementi del passivo) whose allocation between the parties to the spin-off cannot be determined based on the spin-off plan.

Sorin believes and has argued before the relevant fora that Sorin is not jointly liable with SNIA for its alleged liabilities. Specifically, between 1906 and 2010, SNIA’s subsidiaries Caffaro Chimica S.r.l. and Caffaro S.r.l. and their predecessors (the “SNIA Subsidiaries”), conducted certain chemical operations (the “Caffaro Chemical Operations”), at sites in Torviscosa, Brescia and Colleferro, Italy (the “Caffaro Chemical Sites”). These activities allegedly resulted in substantial and widely dispersed contamination of soil, water and ground water caused by a variety of hazardous substances released at the Caffaro Chemical Sites. In 2009 and 2010, SNIA and the SNIA Subsidiaries filed for insolvency. In connection with SNIA’s Italian insolvency proceedings, the Italian Ministry of the Environment and the Protection of Land and Sea (the “Italian Ministry of the Environment”), sought compensation from SNIA in an aggregate amount of €3.4 billion for remediation costs relating to the environmental damage at the Caffaro Chemical Sites allegedly caused by the Caffaro Chemical Operations. The amount was based on certain clean-up activities and precautionary measures set forth in three technical reports prepared by ISPRA, the technical agency of the Ministry of Environment. In addition to disputing liability, the Company also disputes the amount being claimed and the basis for its estimation by Italian authorities, and that issue also remains in dispute. No final remediation plan has been approved at any time by the Italian authorities.
In September 2011, the Bankruptcy Court of Udine, and in July 2014, the Bankruptcy Court of Milan each held (in proceedings to which our Company is not part) that the Italian Ministry of the Environment and other Italian government agencies (the “Public Administrations”) were not creditors of either SNIA or its SNIA Subsidiaries in connection with their claims in the context of their Italian insolvency proceedings. LivaNova (as the successor to Sorin in the litigation) believes these findings are and will be influential (although not formally binding) upon other Italian courts, including civil courts. Public Administrations have appealed both decisions in those insolvency proceedings: in January 2016 the Court of Udine rejected the appeal brought by the Italian Public Administrations. The Public Administrations have appealed that second loss in pending proceedings before the Italian Supreme Court. The appeal by the Public Administrations before the Court of Milan remains pending.
In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting provisions of the Italian Civil Code relating to potential joint liability of a parent and a spun-off company in the context of a spin-off, as described above. Those proceedings seek to determine Sorin’s joint liability with SNIA for damages allegedly related to the Caffaro Chemical Operations (as described below). SNIA’s civil action against Sorin also named the Public Administrations Italian Ministry of the Environment and other Italian government agencies, as defendants, in order to have them bound to the final ruling. The Public Administrations that had also sought compensation from SNIA for alleged environmental damage subsequently counterclaimed against Sorin, seeking to have Sorin declared jointly liable towards those Public Administrations alongside SNIA, and on the same legal basis. SNIA and the Public Administrations also requested the court to declare inapplicable to the Sorin spin-off the cap on potential joint liability of parties to a spin-off otherwise provided for by the Italian Civil Code. The cap, if applied, would limit any joint liability to the actual value of the shareholders’ equity received. The Public Administrations have argued before the court that the Sorin spin-off was planned prior to the date such caps were enacted under the Italian Civil Code (although executed after such caps were introduced into Italian law) and should therefore not be applied to the Sorin spin-off.
Sorin has vigorously contested all of SNIA’s claims against Sorin as well as those claims brought by the Public Administrations. A favorable decision pertaining to the case was delivered in Judgment No. 4101/2016 on April 1, 2016 (the “Decision”). In its Decision, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations against Sorin (now LivaNova), further requiring the Public Administrations to pay Sorin €300,000, as legal fees (of which €50,000 jointly with SNIA).
On June 21, 2016, the Public Administrations filed an appeal against the above decision before the Court of Appeal of Milan. To date SNIA has not filed an appeal in this case. The first hearing of the appeal proceedings is scheduled for November 22, 2016.
LivaNova (as successor to Sorin in the litigation) continues to believe that the risk of material loss relating to the SNIA litigation is not probable as a result of the reasoning contained in, and legal conclusions reached in, the recent court decisions described above. We also believe that the amount of potential losses relating to the SNIA litigation is, in any event, not estimable given that the underlying damages, related remediation costs, allocation and apportionment of any such responsibility, which party is responsible for which time period, all remain issues in dispute and that no final decision on a remediation plan has been approved. As a result, LivaNova has not made any accrual in connection with the SNIA litigation.

Pursuant to European Union, United Kingdom and Italian cross-border merger regulations applicable to the Mergers, legacy Sorin liabilities, including any potential liabilities arising from the claims against Sorin relating to the SNIA litigation, are assumed by LivaNova as successor to Sorin. Although LivaNova believes the claims against Sorin in connection with the SNIA litigation are without merit and continues to contest them vigorously, there can be no assurance as to the outcome. A finding during any appeal or novel proceedings that Sorin or LivaNova is liable for relating to the environmental damage at the Caffaro Chemical Sites or its alleged cause(s) could have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Environmental Remediation Order. On July 28, 2015, Sorin and other direct and indirect shareholders of SNIA received an administrative order from the Italian Ministry of the Environment (the “Environmental Remediation Order”), directing them to promptly commence environmental remediation efforts at the Caffaro Chemical Sites (as described above). LivaNova believes that the Environmental Remediation Order is without merit. LivaNova (as successor to Sorin) believes that it should not be liable for damages relating to the Caffaro Chemical Operations pursuant to the Italian statute on which the Environmental Remediation Order relies because, inter alia, the statute does not apply to activities occurring prior to 2006, the date on which the statute was enacted (Sorin was spun off from SNIA in 2004). Additionally, LivaNova believes that Sorin should not be subject to the Environmental Remediation Order because Italian environmental regulations only permit such an order to be imposed on an “operator” of a remediation site, and Sorin has never operated any activity of whatsoever nature at any of the industrial sites concerned and, further, has never been identified in any legal proceeding as an operator at any of these Caffaro Chemical Sites, and could not and in fact did not cause any environmental damage at any of the Caffaro Chemical Sites.
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
LivaNova has welcomed the decisions. The TAR decisions described above have nonetheless been appealed by the Ministry before the Council of State. No information on the timing of the first hearing of this appeal is presently available.
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

In August 2015, Mr. Hagerty filed a Motion Seeking Leave to file a Second Amended Complaint responding to certain deficiencies noted by the court when dismissing claims in his First Amended Complaint alleging that Cyberonics submitted, or caused the submission of false claims under the False Claims Act. On September 4, 2015, Cyberonics filed our Brief in Opposition to Hagerty’s Motion for Leave to file a Second Amended Complaint.  Mr. Hagerty filed a Reply Brief in support of his Motion for Leave to file a Second Amended Complaint on September 11, 2015.  On September 16, 2015, the Court heard oral arguments on (a) Mr. Hagerty’s motion seeking to amend his complaint, and (b) Cyberonics’ pending motion demanding arbitration on the claims relating to wrongful and retaliatory discharge.  On November 17, 2015, the court (1) denied Mr. Hagerty’s Motion for Leave to File a Second Amended Complaint (accordingly, the previously dismissed claims remain dismissed); (2) granted Cyberonics’ Motion to Compel Arbitration of the two remaining claims (for retaliatory discharge under the False Claims Act and for wrongful termination/retaliation under Massachusetts law); and (3) stayed the pending case (in order to consolidate all issues for appeal pending resolution of the arbitration). On or about February 22, 2016, Mr. Hagerty dismissed, without prejudice, his individual claims that were ordered to arbitration. Subsequently, on or about March 21, 2016, Mr. Hagerty filed an appeal of the previously dismissed FCA claims with the U.S. First Circuit Court of Appeals. On or about June 20, 2016, the Company received the briefing schedule from the U.S. First Circuit Court of Appeals, which will require the parties to exchange briefs in August and September 2016.
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
The preliminary challenges filed for 2004, 2005 and 2006 were heard and all denied at the first jurisdictional level, and subsequently, the Company filed an appeal against the decisions in the belief that all the decisions are incorrect in their reasoning and radically flawed. The appeal submitted against the first-level decision for 2005 was rejected. The second-level decision, relating to the 2005 notice of assessment, was appealed to the Italian Supreme Court (Corte di Cassazione) where we argued that the assessment should be deemed null and void and illegitimate because of a false application of regulations. The Court’s decision is pending. The appeal we submitted against the first-level negative decision for 2004 assessment was accepted by the Commissione Tributaria Regionale di Bologna in June 2016, allowing our tax deduction. We expect the Italian Revenue Agency will file an appeal against this decision to the Supreme Court
In November 2012, the Internal Revenue Office served a notice of assessment for 2007 and, in July 2013, served a notice of assessment for 2008, wherein the Internal Revenue Office claimed an increase in taxable income due to a reduction (similar to the previous notices of assessment for 2004, 2005 and 2006) of the losses reported by Sorin Group Italia S.r.l. for the 2002, 2003 and 2004 tax periods and utilized in 2007 and 2008. Both notices of assessment were challenged within the statutory deadline. The Provincial Tax Court of Milan suspended the decision for 2007 until the litigation regarding years 2004, 2005 and 2006 are defined.
The total amount of losses in dispute is €62.6 million or $71.3 million. At the time of Cyberonics-Sorin merger, LivaNova carefully reassessed its exposure, on this complex tax litigation, taking into account the recent general adverse trend to taxpayers on litigations with Italian tax authorities. Although the Company’s defensive arguments are strong, the negative Court trend experienced so far by Sorin (four consecutive negative judgments received and one positive judgment received to date) as well as the fact of the ultimate outcome being dependent on the last possible Court level, i.e. the Italian Supreme Court, which is entitled to resolve only on procedural and legal aspects of the case but not on its substance, led LivaNova to leave unchanged the previously recognized risk provision of $19.2 million.
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
Following the completion of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed on NASDAQ and listed on the Official List of the U.K.’s Financial Conduct Authority and admitted to trading on the Main Market of the LSE under the ticker symbol “LIVN.” LivaNova ordinary shares were registered under the Securities Act, pursuant to the Registration Statement on Form S-4 (File No. 333-203510), as amended, filed with the SEC by LivaNova and declared effective on August 19, 2015.
LivaNova is organized under the laws of England and Wales as a public limited company. The principal legislation under which LivaNova operates is the Companies Act 2006, and regulations and statutory instruments made thereunder.
Share repurchase plans.
On August 1, 2016, the Board of Directors (“BOD”) authorized a share repurchase plan pursuant to an authority granted by shareholders at the 2016 annual general meeting held on June 15, 2016. The repurchase program authorized by the BOD is structured to enable us to buy back up to $30 million of ordinary shares on NASDAQ in the period up to and including December 31, 2016 and an aggregate of $150 million of ordinary shares (inclusive of the $30 million of ordinary shares set out above) also on NASDAQ up to and including December 31, 2018. As of August 5, 2016, no share repurchases have been made under this plan.
Common shares were repurchased on the open market pursuant to the Cyberonics’ Board of Directors approved repurchase plans during the year ended April 24, 2015 and prior. In January 2013, December 2013 and November 2014, the Cyberonics Board of Directors authorized repurchase programs of its common stock of up to one million shares under each program. However, on February 27, 2015, the Cyberonics treasury stock purchase plan under Rule 10b5-1 of the Exchange Act terminated, and Cyberonics stopped repurchasing its shares of common stock. During the twenty-six weeks ended July 24, 2015, pursuant to the approved plans, Cyberonics repurchased 129,221 shares of its common stock and repurchased 50,955 shares to cover employees’ minimum tax withholding obligations related to vested stock-based compensation grants, at an average price for all shares repurchased of $58.01.

Comprehensive income.
The table below presents the change in each component of accumulated other comprehensive income (loss), net of tax and the reclassifications out of accumulated other comprehensive income into net earnings for the six months ended June 30, 2016 and the twenty-six weeks ended July 24, 2015 (in thousands):

	Change in Unrealized Gain (Loss) on Cash Flow Hedging Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
Beginning Balance - December 31, 2015	$888	$(55,116)	$(54,228)
Other comprehensive income (loss) before reclassifications, before tax	(8,768)	34,403	25,635
Tax benefit (expense)	2,639	—	2,639
Other comprehensive income (loss) before reclassifications, net of tax	(6,129)	34,403	28,274
Reclassification of (gain)/loss from accumulated other comprehensive income, before tax	1,502	—	1,502
Tax effect	(453)	—	(453)
Reclassification of (gain)/loss from accumulated other comprehensive income, after tax	1,049	—	1,049
Net current-period other comprehensive income (loss), net of tax	(5,080)	34,403	29,323
Ending Balance - June 30, 2016	$(4,192)	$(20,713)	$(24,905)

Beginning Balance - January 23, 2015	$—	$(2,924)	$(2,924)
Other comprehensive income (loss) before reclassifications, before tax	—	(313)	(313)
Ending Balance - July 24, 2015	$—	$(3,237)	$(3,237)

(1)	Taxes are not provided for foreign currency translation adjustments as translation adjustment are related to earnings that are intended to be reinvested in the countries where earned.
Note 18.  Stock-Based Incentive Plans
Stock-Based Incentive Plans
On October 16, 2015, the sole shareholder of LivaNova approved the adoption of the LivaNova 2015 Incentive Award Plan (the “2015 Plan”). The Plan became effective as of October 19, 2015. Incentive awards may be granted under the 2015 Plan in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock- and cash-based awards and dividend equivalents. As of June 30, 2016, there were approximately 7,182,172 shares available for future grants under the 2015 Plan.

Stock-Based Compensation
 Amounts of stock-based compensation recognized in the consolidated statement of income (loss), by expense category are as follows (in thousands):

	Three Months Ended June 30, 2016	Thirteen Weeks Ended July 24, 2015	Six Months Ended June 30, 2016	Twenty-Six Weeks Ended July 24, 2015
Cost of goods sold	$328	$134	$685	$283
Selling, general and administrative	3,844	2,127	9,034	3,808
Research and development	261	847	559	1,510
Merger-related expense	258	—	529	—
Total stock-based compensation expense	$4,691	$3,108	$10,807	$5,601
Income tax benefit, related to awards, recognized in the consolidated statements of income	2,359	535	2,973	1,472
Total expense, net of income tax benefit	$2,332	$2,573	$7,834	$4,129
Amounts of stock-based compensation expense recognized in the consolidated statement of income (loss) by type of arrangement are as follows (in thousands):

	Three Months Ended June 30, 2016	Thirteen Weeks Ended July 24, 2015	Six Months Ended June 30, 2016	Twenty-Six Weeks Ended July 24, 2015
Service-based stock option awards and SAR's	$2,009	$1,214	$4,584	$2,210
Service-based restricted and restricted stock unit awards	2,393	1,352	5,904	2,816
Performance-based restricted stock and restricted stock unit awards	289	542	319	575
Total stock-based compensation expense	$4,691	$3,108	$10,807	$5,601

Note 19.  Employee Retirement Benefit Plans
We sponsor various retirement plans. Prior to the Mergers, we did not sponsor any defined benefit pension plans. As a result of the Mergers, we assumed several defined benefit pension plans covering certain employees in the U.S., Italy, Germany, Japan and France. In the U.S., we assumed a frozen cash balance retirement plan that is a contributory, defined benefit plan that describes the benefit in terms of a stated account balance, which is partially dependent on the employer’s promised interest rate. In Italy and France, we assumed a severance pay defined benefit plan that obligates the employer to compensate employees with severance pay in case of resignation, dismissal or retirement. In other jurisdictions we assumed non-contributory, defined benefit plans designated to provide a guaranteed minimum retirement benefits to eligible employees. We carried forward Cyberonics’ defined contribution plans after the Mergers, which consisted of the Cyberonics, Inc. Employee Retirement Savings Plan, that qualifies under Section 401(k) of the IRC, covering U.S. employees, the Cyberonics, Inc. Non-Qualified Deferred Compensation Plan (the “Deferred Compensation”) covering certain U.S. middle and senior management and the Belgium Defined Contribution Pension Plan for Cyberonics’ Belgium employees.
Defined Benefit Plan Net Periodic Benefit Cost
The net periodic benefit cost of the defined benefit pension plans include the following components (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Service cost	$—	$—	$197	$388
Interest cost	91	182	138	279
Expected return on plan assets	(70)	(140)	(5)	(10)
Amortization of net actuarial loss	214	428	65	59
Net periodic benefit cost	$235	$470	$395	$716
Defined Contribution Plans
We incurred expenses for our defined contribution plans of $2.2 million and $4.7 million for the three and six months ended June 30, 2016, respectively, and $0.7 million and $1.1 million, respectively for the thirteen and twenty-six weeks ended July 24, 2015.
Note 20.  Income Taxes
Our effective tax rates were 40.3% and (39.8)% for the three and six months ended June 30, 2016, respectively. The effective tax rate for the six months ended June 30, 2016 differed from the U.K. statutory rate of 20%, which is the tax rate for the location of our worldwide headquarters, primarily due to the recording of valuation allowances of $17.7 million related to certain tax jurisdictions, including France and the U.K., in which we did not record tax benefits generated by their operating losses, as well as the tax expense generated by profitable operations in higher tax jurisdiction, such as the U.S. and Germany, offset by tax savings from our inter-co financing entered as part of our 2015 tax restructuring.
A valuation allowance is established if it is more-likely-than-not that all or a portion of the deferred tax assets, such as net operating loss carryforwards, will not be realized. We have experienced significant operating losses in certain entities with sufficient uncertainty regarding future taxable income in these entities such that a valuation allowance is required to fully offset the NOL carryforwards.
We have consolidated certain of our intangible assets into an entity organized under the laws of England and Wales. Because the intangible assets were sold and purchased inter-company, the tax expense on the inter-company gain is deferred pursuant to Accounting Standard Codification 810-10-45-8 and as a result we recorded the deferred tax expense as an asset, in the amount of $156.4 million, and we recorded a deferred tax liability of the same amount. The deferred expense is recorded in the consolidated balance sheet as Other Current Assets and Other Assets, Long-Term, in the amount of $19.6 million and $136.8 million, respectively. These assets will be amortized to current income tax expense in the consolidated statement of net income (loss) over an 8 year period, which represents the estimated useful life of the intangible assets that were consolidated into the U.K. entity. As taxes become payable on the intercompany gain the deferred tax credit will be offset against current tax liabilities.

The effective tax rate for the three months ended June 30, 2016 differed from the U.K. statutory rate of 20% primarily due to the recording of valuation allowances and the results of our profitable operations in higher tax jurisdiction, such as the U.S. and Germany.
Effective tax rates for the historical Cyberonics activity for the thirteen and twenty-six weeks ended July 24, 2015 were 35.4% and 36.4%, respectively. The effective tax rates were primarily comprised of the U.S. federal income tax rate of 35%, plus state and foreign income taxes and permanent differences.
In April 2016, the Guardia di Finanza, the Italian enforcement agency, under the authority of the Minister of Economy and Finance, commenced an audit of Sorin Group Italia Srl for tax years 2015 and 2014. At this time we are unable to predict the results of the audit.
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
In April 2016, the U.S. IRS and U.S. Treasury Department issued section 385 which provides that certain intercompany debt instruments issued on or after April 4, 2016 will be treated as equity for U.S. federal income tax purposes, therefore limiting U.S. tax benefits and resulting in possible U.S. withholding taxes.  Moreover, while these new rules are not retroactive, they may result in our existing debt instruments to be treated as reissued, will impact our future intercompany transactions and our ability to engage in future restructuring. These new rules may also impact intercompany transactions relating to financing, treasury, and inventory movements.
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

Note 21.  Income Per Share
The following table sets forth the computation of basic and diluted net income per share of common/ordinary stock, (in thousands except per share data):

	Three Months Ended	Thirteen Weeks Ended	Six Months Ended	Twenty-Six Weeks Ended
	June 30, 2016	July 24, 2015	June 30, 2016	July 24, 2015
Numerator:
Net income (loss)	$8,957	$12,419	$(31,421)	$22,933

Denominator:
Basic weighted average shares outstanding	49,056	25,996	48,987	26,010
Add effects of stock options (1)	106	232	—	238
Diluted weighted average shares outstanding	49,162	26,228	48,987	26,248
Basic income (loss) per share	$0.18	$0.48	$(0.64)	$0.88
Diluted income (loss) per share	$0.18	$0.47	$(0.64)	$0.87

(1)
Excluded from the computation of diluted earnings per share for the six months ended June 30, 2016 were outstanding options and stock appreciation rights (“SAR’s”) to purchase 131 thousand ordinary shares of LivaNova because to include them would be anti-dilutive due to the net loss during the period. Excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 24, 2015 were outstanding options to purchase 22 thousand and 45 thousand common shares, respectively, of Cyberonics (traded previous to the Mergers under trading symbol “CYBX”) because to include them would have been anti-dilutive due to the option exercise price exceeding the average market price of the common stock for the period.

Note 22.  Geographic and Segment Information
Segment Information
We identify operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance.
Upon completion of the Mergers, in October 2015, we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. The historical Cyberonics operations are included in the Neuromodulation segment, and the historical Sorin businesses are included in the Cardiac Surgery and the Cardiac Rhythm Management segments. This change had no impact on the reported historical Cyberonics results for the thirteen weeks ended July 24, 2015.
The Cardiac Surgery segment generates its revenue from the development, production and sale of cardiovascular surgery products. Cardiac Surgery products include oxygenators, heart-lung machines, autotransfusion, mechanical heart valves and tissue heart valves. The Cardiac Rhythm Management segment generates its revenue from the development, manufacturing and marketing of products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Cardiac Rhythm Management products include high-voltage defibrillators CRT-D and low-voltage pacemakers. The Neuromodulation segment generates its revenue from the design, development and marketing of neuromodulation therapy for the treatment of drug-resistant epilepsy and treatment resistant depression. Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, surgical equipment to assist with the implant procedure, equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient, instruction manuals and magnets to suspend or induce stimulation manually.
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

Net sales and operating income (loss) by reportable segment are as follows (in thousands):

Net Sales:	Three Months Ended June 30, 2016	Thirteen Weeks Ended July 24, 2015	Six Months Ended June 30, 2016	Twenty-Six Weeks Ended July 24, 2015
Cardiac Surgery	$161,051	$—	$304,494	$—
Cardiac Rhythm Management	69,558	—	131,289	—
Neuromodulation	90,039	81,011	171,397	155,082
Other	399	—	836	—
Total Net Sales	$321,047	$81,011	$608,016	$155,082

Segment Income (Loss) from Operations:	Three Months Ended June 30, 2016	Thirteen Weeks Ended July 24, 2015	Six Months Ended June 30, 2016	Twenty-Six Weeks Ended July 24, 2015
Cardiac Surgery	$9,749	$—	$12,868	$—
Cardiac Rhythm Management	(343)	—	(9,834)	—
Neuromodulation	47,240	28,068	87,822	54,166
Other	(16,645)	—	(34,718)	—
Total Reportable Segments’ Income (Loss) from Operations	40,001	28,068	56,138	54,166
Merger and Integration expenses	6,200	6,549	12,961	15,241
Restructuring expenses	4,246	—	32,838	—
Amortization of intangibles	6,292	257	22,184	942
Litigation related expenses	1,312	—	2,309	—
Operating Income (Loss)	$21,951	$21,262	$(14,154)	$37,983
The following table presents our assets by reportable segment (in thousands):

Assets:	June 30, 2016	December 31, 2015
Cardiac Surgery	$1,383,916	$1,472,108
Cardiac Rhythm Management	386,506	432,758
Neuromodulation	661,189	539,698
Other	93,254	114,175
Total Assets	$2,524,865	$2,558,739
The following tables present the depreciation and amortization expense and capital expenditures by reportable segment (in thousands):

Depreciation and Amortization Expense: (1)	Three Months Ended June 30, 2016	Thirteen Weeks Ended July 24, 2015	Six Months Ended June 30, 2016	Twenty-Six Weeks Ended July 24, 2015
Cardiac Surgery	$11,689	$—	$28,730	$—
Cardiac Rhythm Management	5,086	—	10,243	—
Neuromodulation	1,324	1,498	2,694	3,488
Other	—	—	—	—
Total	$18,099	$1,498	$41,667	$3,488

(1)	Amortization of intangibles, as disclosed separately in the consolidated statement of income (loss), is included in the amortization by Segment above.

Capital expenditures:	Three Months Ended June 30, 2016	Thirteen Weeks Ended July 24, 2015	Six Months Ended June 30, 2016	Twenty-Six Weeks Ended July 24, 2015
Cardiac Surgery	$4,820	$—	$10,309	$—
Cardiac Rhythm Management	715	—	1,195	—
Neuromodulation	1,906	1,684	3,821	2,881
Other	258	—	1,331	—
Total	$7,699	$1,684	$16,656	$2,881
Geographic Information
We operate under three geographic regions: United States, Europe, and Rest of World. Accordingly, the geographic information for the prior years has been restated to present these regions.
Net sales to external customers by geography are determined based on the country the products are shipped to and are as follows (in thousands):

	Three Months Ended June 30, 2016	Thirteen Weeks Ended July 24, 2015	Six Months Ended June 30, 2016	Twenty-Six Weeks Ended July 24, 2015
United States	$124,411	$67,727	$238,553	$127,101
Europe (1) (2)	111,130	8,048	210,385	17,186
Rest of World	85,506	5,236	159,078	10,795
Total (3)	$321,047	$81,011	$608,016	$155,082

(1)
Net sales to external customers include $10.5 million and $19.1 million in the United Kingdom for the three and six months ended June 30, 2016, respectively. Prior to the Mergers, we were domiciled in the United States.

(2)	Includes those countries in Europe where LivaNova has a direct sales presence. Countries where sales are made through distributors are included in Rest of World.

(3)
No single customer represented over 10% of our consolidated net sales. Except for the U.S. and France, no country’s sales exceeded 10% of our consolidated net sales. French sales were $34.4 million and $67.0 million for the three and six months ended June 30, 2016, respectively.

Property, plant and equipment, net by geography are as follows (in thousands):

	June 30, 2016	December 31, 2015
United States	$59,994	$57,806
Europe (1)	144,141	148,708
Rest of World	40,871	38,073
Total	$245,006	$244,587

(1)	Property, plant and equipment, net includes $2.5 million and $2.4 million in the United Kingdom at June 30, 2016 and at December 31, 2015, respectively.
Note 23. New Accounting Pronouncements
In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Update No. 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early application is not permitted, and the standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this standard will have on our financial statements and related disclosures. In August 2015, the FASB extended the effective date for the revenue recognition guidance to annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, with early adoption permitted using the original effective date. We have not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

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
In September 2015, the FASB issued ASC Update No. 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This accounting guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. This guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We adopted this guidance January 1, 2016 and as a result of the adoption we reduced goodwill by $25.3 million in the quarter ended June 30, 2016.
In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Update 2016-01 requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes recognized in net income. However, an entity may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The amendments, in addition, reduce complexity of the impairment assessment of equity investments without readily determinable fair values with regard to the other-than-temporary impairment guidance. The amendments also require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of certain provisions is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

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
In June 2016, the FASB issued ASC Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. In addition, credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost, require that credit losses be presented as an allowance rather than as a write-down and will allow an entity to record reversals of credit losses in current period earnings in situations in which the estimate of credit losses declines in current period. Current GAAP prohibits reflecting those improvements in current period earnings. The amendments in this Update are effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The modified-retrospective approach is generally applicable through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

Note 24. Subsequent Events
Financing arrangements. On July 11, 2016, LivaNova PLC and its wholly-owned subsidiary, Sorin Group Italia Srl (the “Guarantor” and the “Borrower”, respectively) entered into two term loans as part of the Fondo Innovazione Teconologica program implemented by the Italian Ministry of Education, University and Research through Mediocredito Italiano Bank. The first loan, for $7.2 million, has a fixed interest rate of 0.50% per annum, with principal and interest payments due half yearly, starting December 31, 2016 and ending December 31, 2023. The second loan of $0.8 million, has a floating interest rate using the six month Euribor rate plus 3.30%, with principal and interest due half yearly starting June 30, 2021 and ending December 31, 2023.
Investments. In July 2016, we invested $7.5 million in Series B Preferred Units of Caisson Interventional LLC as a previously agreed upon milestone payment.
Realignment of organization structure. On July 6, 2016, we announced the addition of a Chief Operating Officer (“COO”), who will be responsible for driving innovative product development, commercialization and geographic expansion across the global organization with a focus on margin expansion and profitable growth. Under the COO we will be transitioning the organization to a regional focus with leaders in the U.S., Europe and the rest of the world.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes which appear elsewhere in this document. This discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:
• Business Overview. This section provides a general description of our business and recent events.
• Results of Operations. This section provides an analysis of the results of our operations for the three and six months ended June 30, 2016.
• Liquidity and Capital Resources. This section provides an analysis of our liquidity, capital resources, cash flows and contractual commitments.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to LivaNova PLC or collectively to LivaNova PLC and its subsidiaries.
Business Overview
LivaNova (formerly known as Sand Holdco PLC and Sand Holdco Limited) is a public limited company organized under the laws of England and Wales. Headquartered in London, United Kingdom (“U.K.”), LivaNova, is a global medical device company focused on the development and delivery of important therapeutic solutions for the benefit of patients, healthcare professionals and healthcare systems throughout the world. Working closely with medical professionals in the fields of Cardiac Surgery, Cardiac Rhythm Management and Neuromodulation, we design, develop, manufacture and sell innovative therapeutic solutions that are consistent with our mission to improve our patients’ quality of life, increase the skills and capabilities of healthcare professionals and minimize healthcare costs.
We operate our business through three segments, which we call Business Units: Neuromodulation, Cardiac Surgery and Cardiac Rhythm Management. Each Business Unit, corresponds to one of our three main therapeutic areas resulting from the strategic combination of Cyberonics and Sorin and aligned to best serve our customers and capitalize upon the benefits of the Mergers. The historical Cyberonics operations are included under the Neuromodulation Business Unit, and the historical Sorin businesses are included in our Cardiac Surgery and Cardiac Rhythm Management Business Units.
Corporate activities include corporate business development, which we refer to as the New Ventures Organization or New Ventures. New Ventures is focused on new growth platforms and identification of other opportunities for expansion and investment.
For further information regarding the Mergers our business segments, historical financial information and our methodology for the presentation of financial results, please refer to the condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q as well as to our 2015 annual report on Form 10-KT.

Cardiac Surgery Business Unit
LivaNova’s Cardiac Surgery (“CS”) Business Unit is engaged in the development, production and sale of cardiovascular surgery products, including oxygenators, heart-lung machines, perfusion tubing systems, cannulae and accessories and systems for autotransfusion and autologous blood washing, as well as implantable prostheses for the replacement or repair of heart valves. Cardiac Surgery consists of two sub-categories, Cardiopulmonary and Heart Valves. Cardiopulmonary products include oxygenators, heart-lung machines, perfusion tubing systems, cannulae and accessories and systems for autotransfusion and autologous blood washing. Heart Valve products include a comprehensive line of surgical tissue and mechanical valve replacements and repair products for damaged or diseased heart valves.
Cardiopulmonary Recent Developments
In December 2015, we received an FDA Warning Letter (the “Warning Letter”) alleging certain violations of FDA regulations applicable to our Munich, Germany and Arvada, Colorado manufacturing facilities. The Warning Letter included an immediate prohibition on the importation of 3T Heater Cooler devices to the United States, though the Warning Letter did not request that existing users cease using the 3T Heater Cooler device. While we cannot sell additional 3T Heater Cooler devices to new customers, we can service existing customers through a medically necessary protocol. We take these matters seriously and are working diligently to resolve the concerns raised by the FDA and to reduce any adverse impact this import restriction will have on existing U.S. customers of 3T Heater Cooler devices. We believe that the FDA’s concerns can be resolved without a material impact on our financial results. Manufacturing and shipment of all of our products other than the 3T Heater Cooler are unaffected by this limitation at the present time and will continue as normal. For further information, please refer to “Note 16. Commitments and Contingencies - Litigation and Regulatory Proceedings” in our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Heart Valve Recent Developments
In January 2016, we announced FDA approval of our Perceval valve. Perceval is the only sutureless biological aortic replacement valve on the market today with a unique self-anchoring frame that enables the surgeon to replace the diseased valve without suturing it into place. While we have been selling Perceval in other parts of the world, we began commercial distribution of the device in the United States with the first implant announced on March 8, 2016. To date, the Perceval valve has been implanted in more than 15,000 patients in over 310 hospitals worldwide.
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

In November 2015, we launched the PLATINIUM ICD in Europe. During 2015, we continued the development of our IS4 PLATINIUM CRTD with SonR dedicated to the use of quadripolar left ventricular catheters with IS-4 compatibilities. The development of new ranges of leads for defibrillation and left ventricular stimulation also enjoyed significant progress with the completion of the pre-qualification phase.
In June 2015, we announced the European launch of a full body MRI conditional pacemaker, the KORA 250. The KORA 250 is equipped with our proprietary Automatic MRI mode. In addition, the device is designed to proactively manage comorbidities, including a pacing mode that manages all types of atrioventricular block (“AV”), referred to as “SafeR”, and the ability to monitor patients for severe sleep apnea using Sleep Apnea Monitoring (“SAM”). In the first quarter of 2016, the KORA 250 was approved and launched in Japan.
In June 2013, following FDA approval to initiate a clinical trial under an Investigational Device Exemption (“IDE”), the first patients were enrolled in the United States in the Respond CRT clinical trial. The purpose of this trial is to assess the safety and effectiveness of the SonR CRTTM system in patients affected by advanced heart failure. In October 2014, Sorin announced having completed enrollment in the Respond CRTTM clinical trial, enrolling 1,039 patients in the study. In May 2016 we announced results from the Respond CRTTM clinical trial, showing that a 35% risk reduction in heart failure hospitalization was associated with SonR.
Neuromodulation Business Unit
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
Neuromodulation Recent Developments
In June 2015, the FDA approved AspireSRTM for commercialization in the United States. Growth of VNS Therapy products has been strong during the period following this approval. Acceptance of the new product, as evidenced by the proportion of generators sold, has been high, and pricing obtained for the product has been at a premium due to the unique nature of the device.
New Ventures
The New Ventures group was created to invest in significant, new growth opportunities. The three significant unmet clinical needs the New Ventures group is seeking to address are: heart failure, sleep apnea and mitral valve regurgitation.
New Ventures Recent Developments
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
With the completion of the Mergers, the New Ventures group is continuing to evaluate the appropriate course of action for each project, which could include future development efforts such as additional clinical trials or re-evaluation of certain projects.
Sleep Apnea. In October 2014, Sorin invested $20 million in Respicardia, a U.S.-based developer of implantable therapies designed to improve Respiratory Rhythm Management and cardiovascular health. Respicardia’s remedé System is an implantable device system designed to restore a more natural breathing pattern during sleep in patients with central sleep apnea (CSA) by transvenously stimulating the phrenic nerve. The remedé System received CE Mark certification in 2010 and is currently available in certain countries in Europe.  Results from a randomized, controlled pivotal trial were reported at the European Society of Cardiology - Heart Failure meeting in May 2016.  Investigators reported that patients in the treatment group were significantly more likely to have a reduction in AHI of ≥50% between baseline and 6 months (p<0.001) compared to patients in the control group.  This result was matched by significant improvements in other apnea-related parameters and quality of life measures.  The device was well-tolerated, with 91% of patients free from serious adverse events associated with implantation.  Respicardia expects to apply for U.S. FDA approval later this year.
Cyberonics completed an investment of $12.0 million in ImThera Medical, Inc. (“ImThera”) by December 2013. ImThera is a privately held company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea (OSA). The aura6000® System stimulates the hypoglossal nerve to treat OSA. In November 2014, ImThera announced that the U.S. FDA approved an IDE for their pivotal clinical study and patient enrollment has commenced. Additionally, in 2013, Cyberonics acquired the assets of Apnex Medical, a privately held medical device company developing an implantable neurostimulation device system for the treatment of OSA. The Apnex HGNS System is an implantable therapy that is intended to work by activating the muscles in the upper airway to ensure that the airway remains open during sleep.
Mitral valve regurgitation. Sorin also invested in three mitral valve startups. Cardiosolutions Inc., a startup headquartered in the United States developing an innovative Spacer technology for treating mitral regurgitation. In addition, Highlife S.A.S. (“Highlife”), headquartered in France, and Caisson Interventional LLC (“Caisson”), headquartered in the United States, are two external companies focused on developing devices for treating mitral regurgitation through percutaneous replacement of the native mitral valve. Although both ventures are focused on mitral valve replacement, their devices differ significantly in both the delivery system (transapical versus transfemoral) and the anchoring system. In quarter ended March 31, 2016 we loaned an additional $2.8 million to Highlife and in the quarter ended June 30, 2016 we loaned and additional $1.0 million to Caisson.
Significant Accounting Policies and Critical Accounting Estimates
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

Other
On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit ,” which has caused and may continue to cause significant volatility in capital and currency markets worldwide. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. The current impact of this volatility on our results of operations has been minimal and the full impact of Brexit, however, remains uncertain. A process of negotiation, which is likely to take two years or longer, will determine the future terms of the U.K.’s relationship with the European Union. It is unclear at this stage what financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect us. Management will continue to monitor and assess the potential impact of this event on an ongoing basis.

Results of Operations
The merger of Cyberonics and Sorin on October 19, 2015 was considered a business combination with Cyberonics considered the acquirer of Sorin using the acquisition method of accounting. As a result, Sorin’s assets and liabilities were combined at their estimated fair values. In addition, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin and the “successor” company to Cyberonics for accounting and Exchange Act reporting purposes. LivaNova is reporting, in this Quarterly Report on Form 10-Q, the results for LivaNova and its consolidated subsidiaries for the period January 1, 2016 to June 30, 2016, which is the first and second quarters of the fiscal year ended December 31, 2016. In addition, LivaNova reported the historical results of Cyberonics and its consolidated subsidiaries for the thirteen and twenty-six weeks ended July 24, 2015 as the comparative prior fiscal year periods, which consisted of the thirteen weeks ended April 24, 2015, or the fourth quarter of Cyberonics’ fiscal year ended April 24, 2015 and the thirteen weeks ended July 24, 2015, or the first quarter of the transitional fiscal year that ended December 31, 2015. All quarterly periods presented, current and prior year, were 91 days long.
Upon completion of the Mergers we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. The Cyberonics operations and historical data are now included in the Neuromodulation segment, and the Sorin operations are included in the Cardiac Surgery and the CRM segments. Refer to “Note 22. Geographic and Segment Information” to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion related to our segment reporting.
Net Sales
The table below illustrates net sales by operating segment (in thousands, except for percentages):

	Three Months Ended June 30, 2016	Thirteen Weeks Ended July 24, 2015 (1)	$ Increase	% Change
Cardiac Surgery	$161,051	$—	$161,051	—%
Cardiac Rhythm Management	69,558	—	69,558	—%
Neuromodulation	90,039	81,011	9,028	11.1%
Corporate and New Venture	399	—	399	—%
Total	$321,047	$81,011	$240,036

	Six Months Ended June 30, 2016	Twenty-Six Weeks Ended July 24, 2015 (1)	$ Increase	% Change
Cardiac Surgery	$304,494	$—	$304,494	—%
Cardiac Rhythm Management	131,289	—	131,289	—%
Neuromodulation	171,397	155,082	16,315	10.5%
Corporate and New Venture	836	—	836	—%
Total	$608,016	$155,082	$452,934

(1)	We developed the equivalent prior period data using unaudited historical Cyberonics’ data.
The Cardiac Surgery and CRM segment sales occurred from January 1, 2016 to June 30, 2016, as a result of the Mergers on October 19, 2015.
Neuromodulation net sales for the three months ended June 30, 2016 increased $9.0 million, or 11.1%, as compared to the thirteen weeks ended July 24, 2015, with a generator unit sales volume increase of 3.8%. The revenue growth was due to an increase in revenue of 11.9% in the U.S. market and a 7.1% increase in revenue in non-U.S. markets. The revenue increase in the U.S. market resulted from an increase the average generator selling price of 10.1% and an increase in generator unit sales of 1.8%. The increase in the average generator selling price was primarily due to product mix, with an increased penetration of the higher priced AspireSR generator. The increase in revenue in non-U.S. markets resulted from an increase in generator unit sales of 8.4%, offset by a decrease in average selling price of 1.3%. The decrease in the average selling price was primarily due to unfavorable currency exchange rates partially offset by an increase in sales of leads.

Neuromodulation net sales for the six months ended June 30, 2016 increased by $16.3 million or 10.5%, as compared to the twenty-six weeks ended July 24, 2015, with a generator unit sales volume decrease of 1.4%. The revenue growth was due to an increase in revenue of 14.9% in the U.S. market and a 9.4% decrease in revenue in non-U.S. markets. The revenue increase in the U.S. market resulted from an increase in the average selling price of generators of 12.8% and an increase in overall generator unit sales of 2.1%. The increase in the average selling price was primarily due to product mix with an increased market penetration of the higher priced AspireSR generator. The decrease in revenue in non-U.S. markets resulted from a decrease in generator unit sales of 8.7% and a decrease in the average selling price of 0.7%. The decrease in the average selling price was primarily due to unfavorable foreign exchange rates although partially offset by an increase in sales of leads. The decrease in international unit volume was primarily due to the drop-off of sales activity in Venezuela.
The table below illustrates net sales by market geography (in thousands):

	Three Months Ended June 30, 2016				Thirteen Weeks Ended July 24, 2015
	Neuromodulation	Cardiac Surgery	Cardiac Rhythm Management	New Ventures and Corporate	Neuromodulation
United States	$75,811	$46,300	$2,300	$—	$67,727
Europe (1)	9,430	47,300	54,400	—	8,048
Rest of World	4,798	67,451	12,858	399	5,236
Total	$90,039	$161,051	$69,558	$399	$81,011

	Six Months Ended June 30, 2016				Twenty-Six Weeks Ended July 24, 2015
	Neuromodulation	Cardiac Surgery	Cardiac Rhythm Management	New Ventures and Corporate	Neuromodulation
United States	$146,053	87,200	5,300	$—	$127,101
Europe (1)	15,785	90,200	104,400	—	17,186
Rest of World	9,559	127,094	21,589	836	10,795
Total	$171,397	$304,494	$131,289	$836	$155,082

(1)	Includes those countries in Europe where LivaNova has a direct sales presence. Countries where sales are made through distributors are included in Rest of World.

Cost of Sales and Expenses
The table below illustrates our cost of sales and major expenses as a percentage of sales for the three and six months ended June 30, 2016 as compared to the thirteen and twenty-six weeks ended July 24, 2015. We developed the equivalent prior period data using unaudited historical Cyberonics’ data:

	Three Months Ended June 30, 2016	Thirteen Weeks Ended July 24, 2015	% Change
Cost of sales	40.7%	11.6%	29.1%
Selling, general and administrative	37.4%	41.6%	(4.2)%
Research and development	9.4%	12.1%	(2.7)%
Merger and integration expenses	1.9%	8.1%	(6.2)%
Restructuring expenses	1.3%	—%	1.3%
Amortization of intangibles	2.0%	0.3%	1.7%
Litigation related expenses	0.4%	—%	0.4%

	Six Months Ended June 30, 2016	Twenty-Six Weeks Ended July 24, 2015	% Change
Cost of sales	41.8%	11.0%	30.8%
Selling, general and administrative	38.8%	40.9%	(2.1)%
Research and development	10.2%	13.2%	(3.0)%
Merger and integration expenses	2.1%	9.8%	(7.7)%
Restructuring expenses	5.4%	—%	5.4%
Amortization of intangibles	3.6%	0.6%	3.0%
Litigation related expenses	0.4%	—%	0.4%
Cost of Sales
Cost of sales consisted primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components. Our cost of sales as a percentage of net sales increased to 40.7% and 41.8% for the three and six months ended June 30, 2016, respectively, as compared to 11.6% and 11.0% reported for Cyberonics’ historical data for the thirteen and twenty-six weeks ended July 24, 2015, respectively. This increase was primarily due to the inclusion of Sorin’s business activities after the Mergers. The amortization of the step-up in inventory basis at the Mergers accounted for 4.3% and 5.8% of our cost of sales as a percent of net sales for the three and six months ended June 30, 2016, respectively.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses exclude expenses incurred in connection with the merger between Cyberonics and Sorin, integration costs after the Mergers and restructuring costs under the 2015 and 2016 Restructuring Plans initiated after the Mergers. Also excluded from SG&A expense is amortization of intangible assets.

SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2016 were 37.4% and 38.8%, respectively, as compared to 41.6% and 40.9% for the thirteen and twenty-six weeks ended July 24, 2015, respectively. This reduction in costs as a percent of net sales was due to our integration and re-organization efforts that have capitalized on synergies between Cyberonics and Sorin. In addition, in May 2016, we received a grant of $4.7 million from the Italian government, the Regione Emilia Romagna, as a reimbursement and offset to the costs Sorin incurred as a consequence of the earthquake of May 2012 in Italy, which we recorded as a reduction to SG&A expenses for the quarter ended June 30, 2016.
Research and Development (“R&D”) Expenses
R&D expenses consist of product design and development efforts, clinical trial programs and regulatory activities. R&D expenses as a percentage of net sales were 9.4% and 10.2% for the three and six months ended June 30, 2016, respectively and were 12.1% and 13.2% for the thirteen and twenty-six weeks ended July 24, 2015, respectively. These decreases were due to the completion of certain R&D projects and the reduction of R&D work as a result of our ongoing review of projects and priorities in conjunction with the 2015 and 2016 Reorganization Plans.
Merger and Integration Expenses
Our merger and integration expenses consisted primarily of consulting costs associated with: computer systems integration efforts, organization structure integration, synergy and tax planning, as well as the integration of internal controls for the two legacy organizations. In addition, integration expenses include retention bonuses, branding and renaming efforts and lease cancellation penalties in Milan and Brussels.
During the three and six months ended June 30, 2016, we incurred $6.2 million and $13.0 million, respectively, in merger and integration expenses, which we reported as a separate operating expense in our consolidated statement of income (loss). For the thirteen and twenty-six weeks ended July 24, 2015 our merger and integration expenses were $6.5 million and $15.2 million, respectively.
Restructuring Expenses
Restructuring expenses were primarily due to our efforts under our 2015 and 2016 Reorganization Plans to leverage economies of scale, eliminate duplicate corporate expenses and streamline distributions, logistics and office functions in order to reduce overall costs, which we reported as a separate operating expense in our consolidated statement of income (loss). We incurred restructuring expenses of $4.2 million and $32.8 million in the three and six months ended June 30, 2016, respectively.
Amortization of intangible assets
We incurred amortization expense of $6.3 million and $22.2 million for the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.9 million for the thirteen and twenty-six weeks ended July 24, 2015, respectively. The fiscal year 2016 amounts represent amortization expense of intangible property, primarily intellectual property and customer relationships acquired at fair value in the Mergers. Amortization is reported as a separate item in the consolidated statement of income (loss) and does not include amortization of the step-up in the fair value of inventory that resulted from the Mergers, which is included in cost of sales in the consolidated statement of income (loss).
Litigation Related Expenses
We segregate and report separately certain litigation expenses in the consolidated statements of net income (loss). For the three and six months ended June 30, 2016, we reported $1.3 million and $2.3 million, respectively, of litigation expenses related to the FDA Warning Letter regarding our 3T Heater Cooler devices we manufactured at our Munich facility and the SNIA S.p.A litigation regarding potential liabilities arising from claims for environmental damage.
Interest Expense, net of interest income
We incurred interest expense, net of interest income, of $1.7 million and $2.6 million for the three and six months ended June 30, 2016, respectively and interest income, net of interest expense of $25 thousand and $56 thousand for the thirteen and twenty-six weeks ended July 24, 2015. Interest expense for fiscal year 2016 was primarily interest due the Internal Revenue Service related to the installment sale of intellectual property to our U.K. subsidiary and interest expense related to the debt acquired in the Mergers.

Foreign Exchange and Other, Net
Foreign exchange and other, gain of $0.6 million and loss of $1.2 million were recognized during the three and six months ended June 30, 2016, respectively. The gains and losses were primarily due to FX gains and losses on inter-company debt and freestanding FX derivative contracts and FX gains and losses from partially hedged third party financial assets and liabilities. For the twenty-six weeks ended July 24, 2015, foreign exchange and other income of $0.1 million consisted primarily of FX gains related to an intercompany trade account.
Income Taxes
Our effective tax rates were 40.3% and (39.8)% for the three and six months ended June 30, 2016, respectively. The effective tax rate for the six months ended June 30, 2016 differed from the U.K. statutory rate of 20%, which is the tax rate for the location of our worldwide headquarters, primarily due to the recording of valuation allowances of $17.7 million related to certain tax jurisdictions, including France and the U.K., in which we did not record tax benefits generated by their operating losses, as well as the tax expense generated by profitable operations in higher tax jurisdiction, such as the U.S. and Germany, offset by tax savings from our inter-co financing entered as part of our 2015 tax restructuring.
A valuation allowance is established if it is more-likely-than-not that all or a portion of the deferred tax assets, such as net operating loss carryforwards, will not be realized. We have experienced significant operating losses in certain entities with sufficient uncertainty regarding future taxable income in these entities such that a valuation allowance is required to fully offset the NOL carryforwards.
We have consolidated certain of our intangible assets into an entity organized under the laws of England and Wales. Because the intangible assets were sold and purchased inter-company, the tax expense on the inter-company gain is deferred pursuant to Accounting Standard Codification 810-10-45-8 and as a result we recorded the deferred tax expense as an asset, in the amount of $156.4 million, and we recorded a deferred tax liability of the same amount. The deferred expense is recorded in the consolidated balance sheet as Other Current Assets and Other Assets, Long-Term, in the amount of $19.6 million and $136.8 million, respectively. These assets will be amortized to current income tax expense in the consolidated statement of net income (loss) over an 8 year period, which represents the estimated useful life of the intangible assets that were consolidated into the U.K. entity. As taxes become payable on the intercompany gain the deferred tax credit will be offset against current tax liabilities.
The effective tax rate for the three months ended June 30, 2016 differed from the U.K. statutory rate of 20% primarily due to the recording of valuation allowances and the results of our profitable operations in higher tax jurisdiction, such as the U.S. and Germany.
Effective tax rates for the historical Cyberonics activity for the thirteen and twenty-six weeks ended July 24, 2015 were 35.4% and 36.4%, respectively. The effective tax rates were primarily comprised of the U.S. federal income tax rate of 35%, plus state and foreign income taxes and permanent differences.
In April 2016, the Guardia di Finanza, the Italian enforcement agency, under the authority of the Minister of Economy and Finance, commenced an audit of Sorin Group Italia Srl for tax years 2015 and 2014. At this time we are unable to predict the results of the audit.
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
In April 2016, the U.S. IRS and U.S. Treasury Department issued section 385 which provides that certain intercompany debt instruments issued on or after April 4, 2016 will be treated as equity for U.S. federal income tax purposes, therefore limiting U.S. tax benefits and resulting in possible U.S. withholding taxes.  Moreover, while these new rules are not retroactive, they may result in our existing debt instruments to be treated as reissued, will impact our future intercompany transactions and our ability to engage in future restructuring. These new rules may also impact intercompany transactions relating to financing, treasury, and inventory movements.

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
  Losses from Equity Method Investments
We recognized losses of $3.5 million and $6.3 million from our share of our investees losses during the three and six months ended June 30, 2016, primarily due to losses at Highlife, Caisson, Respicardia and MicroPort SorinCRM.
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
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries as of June 30, 2016, for our controlled subsidiaries. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries or certain other transactions, we may be liable for income taxes. However, there should be no material tax liability on future distributions as most jurisdictions with undistributed earnings have various participation exemptions or no withholding tax. As of June 30, 2016, we have not recorded any provision for income taxes on undistributed earnings as it was not practicable to determine the amount of the income tax liability related to those investments.
Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents were as follows (in thousands):

	Six Months Ended June 30, 2016	Twenty-Six Weeks Ended July 24, 2015
Operating activities	$12,584	$34,912
Investing activities	(16,049)	17,157
Financing activities	(46,176)	(5,914)
Effect of exchange rate changes on cash and cash equivalents	914	(10)
Net increase (decrease)	$(48,727)	$46,145
Operating Activities
Cash provided by our consolidated operating activities during the six months ended June 30, 2016 was $12.6 million. During the six months ended June 30, 2016, we incurred a net loss of $31.4 million, which included the non-cash expenses amounting to $50.6 million, which included the effect of an increase in our allowance for bad debt of $6.0 million. We increased our provision for bad debt primarily to reserve certain receivables in Greece. We utilized cash of $6.6 million for our operating assets and liabilities. Accounts receivables increased by $27.2 million, before FX affects, due to increased U.S. sales in the Neuromodulation and CS Business Units and the timing of CRM sales in Japan. Inventories decreased $24.7 million, before FX affects, due to the amortization of the inventory step-up recognized for the Mergers of $35.0 million, offset by the inventory build-up for the Platinium range of implantable cardiac defibrillators and cardiac resynchronization therapy devices in the CRM Business Unit, which was launched in November 2015 in Europe and Japan, and by the inventory build-up in preparation for the CS Business Unit launch in the U.S. of the Perceval sutureless heart valve, which followed FDA approval in January 2016. An increase in other current and non-current assets of $15.7 million, before FX affects, was primarily due to the recording of the $4.7 million grant receivable related to the May 2012 Italian earthquake and to an increase in our VAT tax receivables. We netted the equal and opposite cash flow effects of the tax consequences of the intercompany sale of intangible assets to our subsidiary in the U.K., which resulted in an increase in our current and non-current assets and an increase in deferred tax liabilities of $156.4 million.

During the twenty-six weeks ended July 24, 2015, cash flow provided by historical Cyberonics operations, the Neuromodulation Business Unit, was $34.9 million, due to net income of $22.9 million, non-cash operating expenses of $13.3 million, offset by an increase in operating assets and liabilities of $1.4 million. During the twenty-six weeks ended July 24, 2015, trade accounts receivable increased by $8.3 million, inventories increased by $3.8 million and trade payables and accrued liabilities increased by $11.5 million. Trade accounts receivable increased primarily due to increased sales. Inventories increased due to a build up of inventory to ensure an adequate supply of products and to increase our Costa Rica manufacturing facility inventory. Accounts payables and accrued liabilities increased primarily due to professional fees related to the pending merger.
Investing Activities
Cash used in investing activities of $16.0 million during the six months ended June 30, 2016 was primarily for purchases of property, plant and equipment. We invested in approximately $3.0 million in the new facility in China and more than $2.0 million in equipment on loan. The remaining investments relate to manufacturing and R&D initiatives to support operational excellence initiatives and new product development as well as information technology integration initiatives.
Cash received during the twenty-six weeks ended July 24, 2015 of $17.2 million, for investing activities, was primarily a result of the transfer of $27.0 million certificates of deposit to cash equivalents from short-term investments, which resulted from a change in the maturity period to three months from six months. The increase in cash was partly offset by $7.0 million purchase of commercial paper. In addition we invested $2.9 million in the purchase of manufacturing equipment and infrastructure improvements.
Financing Activities
We utilized cash of $46.2 million for financing activities during the six months ended June 30, 2016, primarily as a result of net repayments of debt of $52.7 million, which includes repayment of our trade receivable advances of $21.6 million.
Cash utilized for financing activities during the twenty-six weeks ended July 24, 2015 was $5.9 million, which was primarily the result of our purchase of treasury shares for $10.6 million offset by the collection of $3.6 million from stock option exercises.
On August 1, 2016, the Board of Directors authorized a share repurchase plan pursuant to an authority granted by shareholders at the 2016 annual general meeting held on June 15, 2016. The repurchase program authorized by the BOD is structured to enable the Company to approve the buyback of up to $30 million of ordinary shares on NASDAQ in the period up to and including December 31, 2016 and an aggregate of $150 million of ordinary shares (inclusive of the $30 million of Ordinary Shares set out above) also on NASDAQ up to and including December 31, 2018. As of August 5, 2016, no repurchases had been made.
Debt and Capital
As of June 30, 2016 our total debt of $152.1 million was 8.3% of total equity of $1.8 billion. At March 31, 2016 this ratio was 9.4%.
Debt Acquired in the Mergers. At the consummation of the Mergers on October 19, 2015, LivaNova acquired all of the outstanding debt of Sorin in the aggregate principal amount of $203.0 million payable to various financial and non-financial institutions. Prior to the Mergers Cyberonics had no debt.
Factoring. We included an obligation, under Accrued Liabilities in the consolidated balance sheet, for the amount of our outstanding advance on customer receivables of $3.4 million and $24.5 million as of June 30, 2016 and December 31, 2015, respectively.
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

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.
(b)  Changes in Internal Control Over Financial Reporting
On October 19, 2015, the Mergers were consummated between Cyberonics and Sorin. The Company has incorporated internal controls over significant processes to the extent that it believes appropriate and necessary considering the level of integration during the period since the Mergers. As a result of the Mergers, the internal control over financial reporting utilized by Cyberonics prior to the Mergers became the internal control over financial reporting of our company, and we are currently in the process of evaluating and integrating Sorin’s historical internal controls over financial reporting.
Except for the paragraph above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ordinary shares.
We are a multinational company headquartered in London with worldwide operations, including significant business operations in Europe.  In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum.  The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for certain regions within the United Kingdom to preserve their place in the European Union by separating from the United Kingdom as well as for the governments of other European Union member states to consider withdrawal.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility.  Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could increase costs, depress economic activity and restrict our access to capital.  If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated.  Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.
The adoption of new therapies by the market requires significant time and expense in therapy education efforts, and such adoption may be delayed by a variety of factors and cannot be guaranteed.
LivaNova, as a result of internal research and development or investments in technologies, will introduce new products or new therapies to the market over time. Introducing a new product to the market requires significant expense and resources in order to support the adoption of the new product or treatment option in the market, as a significant amount of effort needs to be undertaken to train and educate health care professionals, patients, and payors on the disease to be treated, the benefits of the new product or therapy, and the clinical data in support of the therapy. In such situations, LivaNova will need to create therapy awareness programs, train and educate health care professionals on the clinical need and benefits of the new therapy, and conduct additional market access activities in order to obtain reimbursement approvals and medical codes for the new product or therapy. There are various factors that could delay the adoption of the new therapy, including the need to create new clinical pathways to identify potential patients, screen potential patients, and provide therapy to the new patients, as well as resource constraints or reimbursement constraints at the medical hospitals or institutions to support new infrastructure for the adoption of the new therapy. We cannot guarantee the adoption of new therapies, or the timing of adoption, by the market or that it will not materially adversely affect our sales projections, consolidated earnings, financial condition, operations, and/or cash flows.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016 and the thirteen and twenty-six weeks ended July 24, 2015, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and the thirteen and twenty-six weeks ended July 24, 2015, (iii) the Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016, (v) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and the twenty-six weeks ended July 24, 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVANOVA PLC

By:	/s/ VIVID SEHGAL
Vivid Sehgal
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2016

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016 and the thirteen and twenty-six weeks ended July 24, 2015, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and the thirteen and twenty-six weeks ended July 24, 2015, (iii) the Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016, (v) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and the twenty-six weeks ended July 24, 2015, and (vi) the Notes to the Condensed Consolidated Financial Statements.