Form 10-K
period 2016-12-31
LivaNova PLC
filed 2017-03-01
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-37599
LivaNova PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-1268150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
 20 Eastbourne Terrace
London, United Kingdom
W2 6LG
(Address of principal executive offices)
(Zip Code)
Registrant’s telephone number, including area code:
44 (0) 20 3325 0660
____________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered
Ordinary Shares — £1.00 par value per share	The NASDAQ Stock Market LLC
 Securities registered pursuant to Section 12(g) of the Act:  None
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the most recently completed second fiscal quarter, based upon the last sales price reported for such dates on the NASDAQ Global Market was approximately $1.3 billion. For purposes of this disclosure, ordinary shares held by persons who hold more than 5% of the outstanding ordinary shares and shares held by executive officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.
As of February 24, 2016, 48,178,155 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of LivaNova PLC for the 2017 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2016, are incorporated by reference into Part III of this Report on Form 10-K.

LIVANOVA PLC

In this Annual Report on Form 10-K, “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.
This report contains references to proprietary intellectual property, including among others:

•
Trademarks for our VNS therapy systems, the VNS Therapy® System, the VITARIA®™ System and our proprietary Pulse generators products: Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse®), Model 104 (Demipulse Duo®), Model 105 (AspireHC®) and the Model 106 (AspireSR®).

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

•	Trademarks for our implantable cardiac pacemakers and associated services: REPLY 200TM, ESPRITTM, KORA 100TM, KORA 250TM, SafeRTM, the REPLY CRT-PTM, the remedé® System.

•	Trademarks for our Implantable Cardioverter Defibrillators and associated technologies: the INTENSIATM, PLATINIUMTM, and PARADYM® product families.

•
Trademarks for our cardiac resynchronization therapy devices, technologies services: SonR®, SonRtipTM, SonR CRTTM, the INTENSIATM, PARADYM RFTM, PARADYM 2TM and PLATINIUMTM product families and the Respond CRTTM clinical trial.

•	Trademarks for heart failure treatment product: Equilia®™.

•	Trademarks for our bradycardia leads: BEFLEX™ (active fixation) and XFINE™ (passive fixation).

These trademarks and tradenames are the property of LivaNova or the property of our consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, our trademarks and tradenames referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.
________________________________________

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, statements about the benefits of the business combination of Sorin and Cyberonics, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, the Registration Statement on Form S-4, previous or future Quarterly Reports on Form 10-Q and Annual or Transitional Reports on Form 10-K as well as other documents that have been or will be filed with the SEC by LivaNova; business and financial risks inherent to the industries in which LivaNova operates; our ability to hire and retain key personnel; our ability to attract new customers and retain existing customers in the manner anticipated; the reliance on and integration of information technology systems; changes in legislation or governmental regulations affecting LivaNova; changes relating to competitive factors in the industries in which LivaNova operates; international, national or local economic, social or political conditions that could adversely affect LivaNova, its partners or its customers; conditions in the credit markets; risks associated with assumptions made in connection with critical accounting estimates and legal proceedings; our organizational and governance structure; risks that the businesses of legacy Cyberonics and Sorin (together, the “combined companies”) will not be integrated successfully or that the combined companies will not realize estimated cost savings, value of certain tax assets, synergies and growth, or that such benefits may take longer to realize than expected; the inability of LivaNova to meet expectations regarding the timing, completion and accounting of tax treatments; risks relating to unanticipated costs of integration, including operating costs, customer loss or business disruption being greater than expected; reductions in customer spending, a slowdown in customer payments and changes in customer demand for products and services; LivaNova’s international operations, which are subject to the risks of currency fluctuations and foreign exchange controls; and the potential of international unrest, economic downturn or effects of currencies, tax assessments, tax adjustments, anticipated tax rates, raw material costs or availability, benefit or retirement plan costs or other regulatory compliance costs.
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
The following discussion and analysis should be read in conjunction with and are qualified in their entirety by reference to the discussions included in Item 1A. Risk Factors, Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1.  Business
Background
LivaNova PLC and its subsidiaries (collectively, the “Company”, “LivaNova”, “we” or “our”) was organized under the laws of England and Wales on February 20, 2015 for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation (“Cyberonics”) and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”). As a result of the business combination, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin. This business combination became effective on October 19, 2015, at which time LivaNova’s ordinary shares were listed for trading on the NASDAQ Global Market (“NASDAQ”) and on the London Stock Exchange (the “LSE”) as a standard listing under the trading symbol “LIVN.” On February 23, 2017, we announced our voluntary cancellation of our standard listing of ordinary shares with the London Stock Exchange due to the low volume of our ordinary share trading on the London Stock Exchange. Trading will cease at the close of business on April 4, 2017. LivaNova PLC is headquartered in London, United Kingdom (“U.K.”).
Description of the Business
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
Description of the Mergers
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
Business Franchises
Upon completion of the Mergers, in October 2015, we reorganized our reporting structure and aligned our underlying divisions and businesses. LivaNova was then comprised of three principal Business Units: Cardiac Surgery, Neuromodulation and Cardiac Rhythm Management, corresponding to three main therapeutic areas. The historic Cyberonics operations were included under the Neuromodulation Business Unit, and the historical Sorin businesses were included under the Cardiac Surgery and Cardiac Rhythm Management Business Units. Corporate activities included corporate business development and New Ventures. New Ventures was focused on new growth platforms and identification of other opportunities for expansion. The New Ventures group was created with contributions from both Cyberonics and Sorin.
In July 2016, we announced an organizational re-design that, in addition to our existing corporate support functions, included the addition of a Chief Operating Officer (“COO”). Damien McDonald joined the Company in October 2016 as the COO and was responsible for driving innovative product development, commercialization and geographic expansion across the global organization with a focus on margin expansion and profitable growth. In executing the new organizational model, we created new regional leadership positions in the United States (“U.S.”), Europe, and the rest of world to support our three Business Franchises, (formerly Business Units) corresponding to the three main therapeutic areas: Neuromodulation, Cardiac

Surgery and Cardiac Rhythm Management. The New Ventures group continues unchanged. Our three reportable segments correspond to our Business Franchises.
For further information regarding the Mergers, our business segments, historical financial information and our methodology for the presentation of financial results, please refer to the consolidated financial statements and accompanying notes beginning on page F-1 of this Annual Report on Form 10-K.
Cardiac Surgery Business Franchise
LivaNova’s Cardiac Surgery (“CS”) Business Franchise is engaged in the development, production and sale of cardiovascular surgery products, including oxygenators, heart-lung machines, perfusion tubing systems, cannulae and accessories, and systems for autotransfusion and autologous blood washing, as well as implantable prostheses for the replacement or repair of heart valves.
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
Heart-lung machines. The heart-lung machine (“HLM”) product group includes heart-lung machines, heater coolers, related cardiac surgery equipment and maintenance services.
Oxygenators and perfusion tubing systems. The oxygenators product group, which includes oxygenators and other disposable devices for extracorporeal circulation, the new InspireTM, HeartlinkTM and ConnectTM system. The Inspire range of products, comprised of 12 models, will enable perfusionists to replace the existing oxygenator lines with more advanced systems capable of delivering better performance and greater flexibility. The total modularity of this new range of products will also help reduce production time and costs, providing perfusionists with a more customized approach to further benefit patients.
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
Neuromodulation Business Franchise
Our Neuromodulation Business Franchise designs, develops and markets neuromodulation-based medical devices for the treatment of epilepsy and depression.
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
In the U.S., our VNS Therapy System was the first medical device treatment approved by the U.S. Food and Drug Administration (the “FDA”) in 1997 for refractory drug resistant epilepsy in adults and adolescents over 12 years of age and is indicated for use as an adjunctive therapy in reducing the frequency of seizures. Other worldwide regulatory bodies have also approved the VNS Therapy System for the treatment of epilepsy, many without age restrictions or seizure-type limitations. Patients with epilepsy can also use a small, handheld magnet provided with our VNS Therapy System to activate or inhibit stimulation manually. We sell a number of VNS product models for the treatment of epilepsy, including our Model 102 (PulseTM), Model 102R (Pulse DuoTM), Model 103 (Demipulse®), Model 104 (Demipulse Duo®), Model 105 (AspireHC®) and Model 106 (AspireSR®) pulse generators. To date, an estimated 100,000 patients have been treated with VNS Therapy System for epilepsy.
Our Aspire SR® generator provides the benefits of VNS Therapy, with an additional feature: automatic stimulation in response to detection of changes in heart rate potentially indicative of a seizure. The AspireSR® generator is capable of delivering additional stimulation automatically by responding to a patient’s relative heart-rate changes that exceed certain variable thresholds, which are adjustable. Heart-rate changes accompany seizure activity in certain patients. The thresholds are programmed by the patient’s physician and can be adjusted to suit the patient’s level of physical activity or for other reasons.

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
Cardiac Rhythm Management Business Franchise
The Cardiac Rhythm Management (“CRM”) Business Franchise develops, manufactures and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. These products include implantable devices, leads and delivery systems and information systems for the management of patients with CRM devices.
Cardiac Rhythm Management Products
The following are the principal products offered by the CRM Business Franchise:
Implantable Cardiac Pacemakers. A pacemaker is a battery-powered device implanted in the chest that delivers electrical impulses to treat bradycardia, a condition of abnormally slow heart rhythms or unsteady heart rhythms that cause symptoms such as dizziness, fainting, fatigue and shortness of breath. Our pacemakers include the REPLYTM and ESPRITTM models, which have received both FDA clearance and CE mark certification, and the KORA 100TM model which has received CE mark certification. In 2015, we launched in Europe KORA 250TM pacemakers. LivaNova’s latest generation of pacemaker systems is compatible with 1.5 Tesla MRI machines.
Implantable Cardioverter Defibrillators. Implantable Cardioverter Defibrillators (“ICDs”) continually monitor the heart and deliver therapy when an abnormal heart rhythm such as tachyarrhythmia, or rapid heart rhythm, occurs and leads to sudden cardiac arrest. Our latest generation ICD is the PLATINIUMTM, which has CE mark certification and which features industry leading battery longevity, advanced shock reduction technology and a contoured shape with thin, smooth edges that better fits inside the body. Other ICDs include the PARADYMTM 2 family of ICDs. PLATINIUM was approved in Europe in the second quarter of 2015, in Japan in the fourth quarter of 2015, and in the U.S. in the third quarter of 2016.
Implantable Cardiac Resynchronization Therapy Devices. Implantable Cardiac Resynchronization Therapy devices (“CRT-Ds”) treat heart failure patients by altering the abnormal electrical sequence of cardiac contractions by sending tiny electrical impulses to the lower chambers of the heart to help them beat in a more synchronized fashion. Our latest generations of CRT-Ds use the SonRTM technology that provides heart failure patients with automatic and frequent hemodynamic CRT optimization both at rest and exercise using a unique hemodynamic sensor embedded in the SonRtipTM atrial sensing/pacing lead. SonRTM technology is found in INTENSIATM, PARADYM RFTM, PARADYM 2TM and the most recent PLATINIUMTM families of CRT-Ds. We have FDA approval for PLATINIUMTM CRT-D since the third quarter of 2016 and the PARADYM RFTM SonR CRT-D is under clinical investigation in the U.S.
Patient Management Tools. Our Smartview system enables remote monitoring of patients with certain Sorin ICDs and CRT-Ds, by enabling transmission of data from the patient’s ICD or CRT-D to their healthcare provider using a portable monitor that is connected to the patient’s telephone line.
Cardiac Rhythm Management Developments
In November 2015, we launched the PLATINIUM implantable cardiac defibrillator (“ICD”) in Europe. In September 2016, we announced the launch in the U.S. During 2015, we continued the development of our IS4 PLATINIUM CRTD with SonR dedicated to the use of quadripolar left ventricular catheters with IS-4 compatibilities. This product was launched in Europe in December 2016. The development of new ranges of leads for defibrillation and left ventricular stimulation also enjoyed significant progress with the completion of the pre-qualification phase.

In June 2015, we announced the European launch of a full body MRI conditional pacemaker, the KORA 250. The KORA 250 is equipped with our proprietary Automatic MRI mode. In addition, the device is designed to proactively manage comorbidities, including a pacing mode that manages all types of atrioventricular block (“AV”), referred to as “SafeR”, and the ability to monitor patients for severe sleep apnea using Sleep Apnea Monitoring (“SAM”). In the first quarter 2016, the KORA 250 was approved and launched in Japan.
In June 2013, following FDA approval to initiate a clinical trial under an Investigational Device Exemption (“IDE”), the first patients were enrolled in the United States in the Respond CRT clinical trial (cardiac resynchronization therapy). The purpose of this trial is to assess the safety and effectiveness of the SonR CRTTM system in patients affected by advanced heart failure. In October 2014, Sorin announced having completed enrollment in the Respond CRTTM clinical trial, enrolling 1,039 patients in the study. In May 2016, we announced results from the Respond CRTTM clinical trial, showing that a 35% risk reduction in heart failure hospitalization was associated with SonR. In August 2016, we announced the results from the 18-month follow-up period that confirm significant long-term risk reduction in heart failure hospitalization.
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
During the year ended December 31, 2016, the transitional period April 25, 2015 to December 31, 2015, and the fiscal years ended April 24, 2015 and April 25, 2014, we spent $122.5 million, $51.4 million, $42.2 million and $45.2 million on research and development, respectively.
Corporate Activities and New Ventures
Corporate activities include shared services for finance, legal, human resources and information technology, corporate business development and New Ventures.
The New Ventures group was created to evaluate growth opportunities and new potential areas of investment for the Company to expand our product portfolio to meet emerging patient needs. In particular, New Ventures focuses on innovative technologies to treat three main pathologies: heart failure, sleep apnea and mitral valve regurgitation, areas of unmet clinical need where there is no optimal therapeutic solution for the majority of patients. New Ventures partners with public and private institutions and medical startups to develop future therapeutic solutions in these areas.
Acquisitions and Investments
Our strategy of providing a broad range of therapies requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through research and development efforts, LivaNova has historically relied, and expects to continue to rely, upon acquisitions, investments and alliances to provide access to new technologies in both new and existing markets.

LivaNova expects to further its strategic objectives and strengthen its existing businesses by making future acquisitions or investments in areas that it believes it can acquire or stimulate the development of new technologies and products. Mergers and acquisitions of medical technology companies are inherently risky and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated operations, financial condition and/or cash flows.
Patents and Licenses
We rely on a combination of patents, trademarks, copyrights, trade secrets, and non-disclosure and non-competition agreements to protect our intellectual property. We generally file patent applications in the U.S. and countries where patent protection for our technology is appropriate and available. As of December 31, 2016, we held more than 2,100 issued patents worldwide, with approximately 640 patent applications pending that cover various aspects of our technology. U.S. patents typically have a 20-year term from the application date and patent protection outside the United States varies by country. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage. We have also obtained certain trademarks and trade names for our products, and maintain certain details about our processes, products and strategies as trade secrets. In the aggregate, these intellectual property assets and licenses are considered to be of material importance to our business segments and operations. We regularly review third-party patents and patent applications in an effort to protect our intellectual property and avoid disputes over proprietary rights.
We rely on non-disclosure and non-competition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge.
There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, particularly in the areas in which we compete. We continue to defend ourselves against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties, and, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, which could have a material adverse effect on our business. Additionally, we may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to us. Accordingly, we may seek to settle some or all of our pending litigation, particularly to manage risk over time. Settlement may include cross licensing of the patents that are the subject of the litigation as well as our other intellectual property and may involve monetary payments to or from third parties.
For additional information, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K, under the section entitled “Risk Factors Relating to LivaNova’s Business-We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing its patent and other proprietary rights against others.”
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
Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products to a diverse group of customers worldwide - including physicians, perfusionists, neurologists, neurosurgeons, hospitals and other medical institutions and healthcare providers. To achieve this objective, we maintain a highly knowledgeable and dedicated sales staff that is able to foster strong relationships with physicians, perfusionists, hospitals and other customers. We maintain excellent working relationships with professionals in the medical industry, which provides us with a detailed understanding of therapeutic and diagnostic developments, trends and emerging opportunities enabling us to respond quickly to the changing needs of providers and patients. We actively participate in medical meetings and conduct comprehensive training and educational activities in an effort to enhance our presence in the medical community, and believe that these activities also contribute to healthcare professional expertise.

Due to the emphasis on cost-effectiveness in healthcare delivery, the current trend among hospitals and other medical device customers is to consolidate into larger purchasing groups in order to enhance purchasing power. As a result, customer transactions have become increasingly complex. Enhanced purchasing power may also lead to pressure on pricing and an increase in the use of preferred vendors. Our customer base continues to evolve to reflect such economic changes across the geographic markets we serve.

Customers, Competition and Industry
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
Product problems, physician advisories, safety alerts and publications about our products can cause major shifts in industry market share, reflecting the importance of product quality, product efficacy and quality systems in the medical device industry. In addition, because of developments in managed care, economically motivated customers, consolidation among healthcare providers, increased competition, and declining reimbursement rates, we may be increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes and successfully market these products.
Cardiac Surgery
The primary medical professionals who use our Cardiopulmonary products are perfusionists and cardiac surgeons. All Cardiopulmonary products are sold in a competitive market where pricing can be a relevant factor. Our competitors include Terumo Medical Corporation, Maquet Medical Systems, Medtronic Global, Haemonetics Corporation, Edwards Lifesciences and St. Jude Medical (now Abbott), although not all competitors are present in all product lines.
Neuromodulation
The primary medical professionals who use Neuromodulation products are neurologists, neurosurgeons and ENT surgeons, although customers are hospitals and healthcare systems, and in some cases, government health departments. Primary medical device competitors in the Neuromodulation product group are NeuroPace, Inc. and Medtronic Global.
Cardiac Rhythm Management
The primary medical specialists who use our CRM products include electrophysiologists, implanting cardiologists, heart failure specialists and cardiac surgeons. All CRM products are sold in a competitive market where features offered and pricing can be significant competitive factors. Primary competitors in the CRM business are Medtronic Global, St. Jude Medical (now Abbott), Boston Scientific and Biotronik.
Production, Quality Systems and Raw Materials
We manufacture a majority of our products at 11 manufacturing facilities located in Italy, France, Germany, the United States, Canada, Brazil, Australia and the Dominican Republic. During the fourth quarter of 2016, we initiated a plan to exit the Costa Rica manufacturing operation and we expect to complete the exit plan in the first half of 2017. In addition, we are building a manufacturing facility in Suzhou (China). We purchase raw materials and many of the components used in our manufacturing facilities from numerous suppliers in various countries. For quality assurance, sole source availability or cost effectiveness purposes, we may procure certain components and raw materials from a sole supplier. We work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability.
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
In addition, we utilize environmental management systems and safety programs to protect the environment and our employees. Some of the regulations and governmental agencies with which we comply are as follows:

•	The U.S. Environmental Protection Agency (“EPA”)

•	The Occupational Health and Safety Assessment System (“OSHAS”)

•	The European Union Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”)

•	Italian regulations under the Integrated Environmental Authorization acts

•	ISO 14001 certification
Government Regulation and Other Considerations
Our medical devices are subject to regulation by numerous government agencies, including the FDA and similar agencies outside the United States. To varying degrees, each of these agencies require LivaNova to comply with laws and regulations governing the research, development, testing, manufacturing, labeling, pre-market clearance or approval, marketing, distribution, advertising, promotion, record keeping, reporting, tracking, and importing and exporting of its medical devices. Our business is also affected by patient privacy and security laws, cost containment initiatives, and environmental health and safety laws and regulations worldwide. The primary laws and regulations that affect our business are described below.
The laws applicable to LivaNova are subject to change and evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, LivaNova and its officers and employees could be subject to severe criminal and civil penalties, including substantial fines and damages, and exclusion from participation as a supplier of product to beneficiaries covered by government programs, among other potential enforcement actions.
United States
Each medical device LivaNova seeks to commercially distribute in the United States must first receive 510(k) clearance or pre-market approval from the FDA, unless specifically exempted by the agency. Under the FDA, medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are categorized as either Class I or II, which requires the manufacturer to submit to the FDA a 510(k) pre-market notification requesting clearance of the device for commercial distribution in the United States. Some low-risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k)-cleared device, are categorized as Class III, requiring approval of a pre-market approval (“PMA”) application.
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
Pre-market Approval Process
A PMA application must be submitted if the medical device is in Class III (although the FDA has the discretion to continue to allow certain pre-amendment Class III devices to use the 510(k) process) or cannot be cleared through the 510(k) process. A PMA application must be supported by, among other things, extensive technical, pre-clinical and clinical trials, and manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which imposes elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale, and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including, among other things, the loss or withdrawal of the approval. New PMA applications or supplements are required for significant modifications to the design of a device, indications, labeling of the product and manufacturing process. PMA supplements often require submission of the same type of information as an original PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data, the convening of an advisory panel or pre-approval inspections.
Clinical Studies
One or more clinical trials may be required to support a 510(k) application and are almost always required to support a PMA application. Clinical trials of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If human clinical trials of a device are required and the device presents a significant risk, the sponsor of the trial must file an investigational device exemption, or IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more institutional review boards (“IRBs”), human clinical trials may begin at a specific number of institutional investigational sites with the specific number of patients approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA. During the trial, the sponsor must comply with the FDA’s IDE requirements including, for example, investigator selection, monitoring of the clinical trial sites, adverse event reporting and recordkeeping. The investigators must obtain patient informed consent, follow the investigational plan and trial protocol, control the disposition of investigational devices and comply with reporting and recordkeeping requirements. LivaNova, the FDA and the IRB at each institution at which a clinical trial is being conducted may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable risk.

Continuing Regulation
After a device is cleared or approved for marketing in the United States, numerous and pervasive regulatory requirements continue to apply, and LivaNova will continue to be subject to periodic inspections by the FDA to determine its compliance with these requirements, as will its suppliers, contract manufacturers and contract testing laboratories. These requirements include, among others:

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
Other than the U.S.
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

In the European Economic Area (which is composed of the 28 Member States of the European Union (“EU”) plus Norway, Liechtenstein and Iceland), a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE mark. To obtain CE mark certification, defined products must meet minimum standards of performance, safety and quality (i.e., the essential requirements) set out in the EU Medical Devices Directives (Council Directive 93/42/EEC on Medical Devices and Council Directive 90/385/EEC on Active Implantable Medical Devices). To demonstrate compliance with the essential requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices, where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directives, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. Following successful completion of a conformity assessment procedure, the Notified Body issues a certificate that entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. Manufacturers with CE marked devices are subject to regular inspections by Notified Bodies to monitor continued compliance with the applicable directives and essential requirements.
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
In the EEA, clinical trials for medical devices usually require the approval of an Ethics Committee and approval by or notification to the national competent authorities. Both regulators and Ethics Committees also typically require the submission of adverse event reports during a study and may request a copy of the final study report.
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
In October 2013, the European Parliament approved a package of reforms to the European Commission’s proposals. Under the revised proposals, only designated “special notified bodies” would be entitled to conduct conformity assessments of high-risk devices, such as active implantable devices. These special notified bodies will need to notify the European Commission when they receive an application for a conformity assessment for a new high-risk device. The European Commission will then forward the notification and the accompanying documents on the device to the Medical Devices Coordination Group (“MDCG”), (a new, yet to be created, body chaired by the European Commission, and representatives of Member States) for an opinion. These new procedures may result in the re-assessment of our existing medical devices, or a longer or more burdensome assessment of our new products. In May 2016, a political agreement was reached and the tentatively agreed upon text was published in June 2016.
Once the legislative process is complete, the Medical Devices Regulation is expected to enter into force sometime in 2017 and become applicable three years thereafter. In its current form it would, among other things, also impose additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provide for more strict clinical evidence requirements.
The national competent authorities of the EEA countries, generally in the form of their ministries or departments of health, oversee the clinical research for medical devices and are responsible for market surveillance of products once they are placed on the market. We are required to report device failures and injuries potentially related to product use to these authorities in a timely manner. Various penalties exist for non-compliance with the laws setting forth the medical device directives.

To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or “shonin.” The Japanese government, through the Ministry of Health, Labour and Welfare (“MHLW”), regulates medical devices under the Pharmaceutical Affairs Law (“PAL”). Oversight for medical devices is conducted with participation by the Pharmaceutical and Medical Devices Agency (“PMDA”), a quasi-government organization performing many of the review functions for MHLW. Penalties for a company’s noncompliance with PAL could be severe, including revocation or suspension of a company’s business license and criminal sanctions. MHLW and PMDA also assess the quality management systems of the manufacturer and the product conformity to the requirements of the PAL. LivaNova is subject to inspection for compliance by these agencies.
Many countries in which we operate (outside of the EU, United States, or Japan) have their own regulatory requirements for medical devices. Most countries outside of the EU, United States or Japan require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and, where needed, conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries. Because export control and economic sanctions laws and regulations are complex and constantly changing, we cannot ensure that laws and regulations may not be enacted, amended, enforced or interpreted in a manner materially impacting our ability to sell or distribute our products.
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
Governmental Trade Regulations
The sale and shipment of our products and services across international borders, as well as the purchase of components and products from international sources, subjects LivaNova to extensive governmental trade regulations. A variety of laws and regulations apply to the sale, shipment and provision of goods, services and technology across international borders. Many countries control the export and re-export of goods, technology and services for reasons including public health, national security, regional stability, antiterrorism policies and other reasons. Some governments may also impose economic sanctions against certain countries, persons or entities. In certain circumstances, approval from governmental authorities may be required before goods, technology or services are exported or re-exported to certain destinations, to certain end-users and for certain end-uses. Because LivaNova is subject to extensive regulations in the countries in which it operates, we are subject to the risk that laws and regulations could change in a way that would expose us to additional costs, penalties or liabilities. These laws and regulations govern, among other things, our import and export activities.
In addition to our need to comply with such regulations in connection with our direct export activities, we also sell and provide goods, technology and services to agents, representatives and distributors who may export such items to customers and end-users. If these third parties violate applicable export control and economic sanctions laws and regulations when engaging in transactions involving our products, we may be subject to varying degrees of liability dependent upon our participation in the transaction. The activities of these third parties may cause disruption or delays in the distribution and sales of our products, or result in restrictions being placed upon our international distribution and sales of products, which may materially impact LivaNova’s business activities.

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
In the United States, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology and Clinical Health Act (“HITECH”) and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys new general authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. LivaNova potentially operates as a business associate to covered entities in a limited number of instances. In those cases, the patient data that we receive may include protected health information, as defined under HIPAA. Enforcement actions can be costly and interrupt regular operations of our business. Nonetheless, these requirements affect a limited subset of our business. While LivaNova has not been named in any such suits, if a substantial breach or loss of data from our records were to occur, LivaNova could become a target of such litigation.
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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), for example, has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and medical device industries. The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices, which due to subsequent legislative amendments, has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018. In addition, the Affordable Care Act provided incentives to programs that increase the federal government’s comparative effectiveness research. The Affordable Care Act also implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.
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
International examples of cost containment initiatives and healthcare reforms in markets significant to our business include Japan, where the government reviews reimbursement rate benchmarks every two years. Such reviews may significantly reduce reimbursement for procedures using our medical devices or result in the denial of coverage for those procedures. As a result of our manufacturing efficiencies, cost controls and other cost-savings initiatives, we believe we are well-positioned to respond to changes resulting from this worldwide trend toward cost-containment; however, uncertainty remains as to the nature of any future legislation or other reforms, making it difficult for LivaNova to predict the potential impact of cost-containment trends on future operating results.
Applicability of Anti-Corruption Laws and Regulations
Our worldwide business is subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the United Kingdom Bribery Act of 2010 (the “U.K. Bribery Act”) and other anti-corruption laws and regulations applicable in the jurisdictions where it operates.
Health Care Fraud and Abuse Laws
LivaNova is also subject to U.S. federal and state government healthcare regulation and enforcement and government regulations in non-U.S. countries in which it conducts its business. These laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims and physician sunshine laws and regulations and are further described in this Annual Report on Form 10-K, Item 1A, under the heading “Risk Factors - Our failure to comply with rules relating to healthcare fraud and abuse, false claims, and privacy and security laws may subject us to penalties and adversely impact our reputation and business operations.”
The Anti-Kickback Statute is subject to evolving interpretations. In the past, the U.S. government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. The majority of states in the U.S. also have anti-kickback laws which establish similar prohibitions, and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.
Additionally, violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant financial liability, in its investigation and prosecution of device and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

HIPAA includes federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully obstructing a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
Employees
As of December 31, 2016, LivaNova employed more than 4,500 employees worldwide. Our employees are vital to our success, and we are engaged in an ongoing effort to identify, hire, manage and maintain the talent necessary to meet our business objectives. We believe that we have thus far been successful in attracting and retaining qualified personnel in a highly-competitive labor market due, in large part, to our competitive compensation and benefits and our rewarding work environment, fostering employee professional training and development and providing employees with opportunities to contribute to LivaNova’s continued growth and success.
Seasonality
For all product segments, the number of medical procedures incorporating our product sales is generally lower during the summer months due to summer vacation schedules. This is particularly relevant to European countries.

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
We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website, as allowed by SEC rules. Information on our website is not incorporated into this Annual Report on Form 10-K.

Item 1A: Risk Factors
Our annual and quarterly operating results may fluctuate in the future, which may cause our share price to decline.
Our net sales, expenses and operating results may vary significantly from year to year and quarter to quarter for several reasons, including, without limitation:

•	The ability of our sales force to effectively market and promote our products, and the extent to which those products gain market acceptance;

•	the existence and timing of any approvals, changes, or non-coverage determinations for reimbursement by third-party payors;

•	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;

•	our ability to obtain and retain personnel;

•	the availability of key components, materials and contract services, which depends on our ability to forecast sales, among other things;

•	investigations of our business and business-related activities by regulatory or other governmental authorities;

•	variations in timing and quantity of product orders;

•	temporary manufacturing interruptions or disruptions;

•	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;

•	increased competition, patent expirations or new technologies or treatments;

•	product recalls or safety alerts;

•	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;

•	continued volatility in the global market and worldwide economic conditions, in particular the implementation of Brexit will likely cause increased economic volatility;

•	changes in tax laws, including changes due to Brexit, or exposure to additional income tax liabilities;

•	the financial health of our customers and their ability to purchase our products in the current economic environment; and

•	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating result variations.
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
The Italian Parliament introduced new rules for entities that supply goods and services to the Italian National Healthcare System. The new healthcare law is expected to impact the business and financial reporting of companies operating in the medical technology sector that sell medical devices in Italy. A key provision of the law is a ‘payback’ measure, requiring companies selling medical devices in Italy to make payments to the Italian state if medical device expenditures exceed regional maximum ceilings. Companies are required to make payments equal to a percentage of expenditures exceeding maximum regional caps. There is still considerable uncertainty about how the law will operate and what the exact timeline is for finalization. Our current assessment of the Italian Medical Device Payback involves significant judgment regarding the expected scope and actual implementation terms of the measure as the latter have not been clarified to date by Italian authorities. We account for the estimated cost of the Medical Device Payback as a deduction from revenue.

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
In addition, in the United States, certain state governments and the federal government have enacted legislation aimed at increasing transparency of LivaNova’s interactions with healthcare providers, for example, federal “sunshine” requirements imposed by the Affordable Care Act on certain manufacturers of devices for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program regarding any “transfer of value” made or distributed to physicians and teaching hospitals (“U.S. Sunshine Act”). Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each calendar year.
Similar laws exist outside the United States, such as in France, which adopted the “Physician Payments Sunshine Act” in 2011 (“The French Sunshine Act”). The French Sunshine Act requires companies to publicly disclose agreements with, and certain benefits provided to, certain French healthcare professionals. Other countries are in the process of, or considering enacting laws or regulations comparable to those implemented in the United States and France. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.
The success and continuing development of our products depend upon maintaining strong relationships with physicians and healthcare professionals.
If we fail to maintain our working relationships with physicians, our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products. Physicians assist us as researchers, marketing consultants, product consultants, inventors and public speakers, and we rely on these professionals to provide us with considerable knowledge and experience. If we are unable to maintain these strong relationships, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated financial condition and results of operations.
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
Our products are purchased principally by healthcare providers that typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid in the United States) and private insurance plans for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their services and the products they provide from government and third-party payors is critical to the success of medical technology companies. The availability of adequate reimbursement affects which procedures customers perform, the products customers purchase and the prices customers are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new technology. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors. In addition, periodic changes to reimbursement methodologies could have an adverse impact on our business.
Patient confidentiality and federal and state privacy and security laws and regulations in the United States and around the world may adversely impact our selling model.
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
In addition to HIPAA, virtually every state has enacted one or more laws to safeguard privacy, and these laws vary significantly from state to state and change frequently. Because the operation of our business involves the collection and use of substantial amounts of “protected health information,” we endeavor to conduct our business as a “covered entity” under HIPAA, and consistent with state privacy laws, we obtain HIPAA-compliant patient authorizations where required to support our use and disclosure of patient information. We also sometimes act as a “business associate” for a covered entity. Regardless, the Office for Civil Rights of the Department of Health and Human Services or another government enforcement agency may determine that our business model or operations are not in compliance with HIPAA or other related state laws, which could subject us to penalties, severely limit our ability to market and sell our products under our existing business model and harm our business growth and consolidated financial position.

Our information technology systems may be vulnerable to hacker intrusion, malicious viruses and other cybercrime attacks, which may harm our business and expose the company to liability.
Our operations depend to a great extent on the reliability and security of our information technology systems. These systems, both software and hardware, are subject to damage and interruption caused by human error, problems relating to the telecommunications network, software failure, natural disasters, sabotage, viruses and similar events. Any interruption in our systems could have a negative effect on the quality of products and services offered and, as a result, on customer demand and therefore volume of sales.
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
LivaNova’s medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness and includes regulation of, among other things:

•	design, development and manufacturing;

•	testing, labeling, packaging, content and language of instructions for use and storage;

•	clinical trials;

•	product safety;

•	pre-market clearance and approval;

•	marketing, sales and distribution (including making product claims);

•	advertising and promotion;

•	product modifications;

•	recordkeeping procedures;

•	reimbursement;

•	reports of corrections, removals, enhancements, recalls and field corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•
complying with federal law and regulations requiring Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database; and

•	product import and export laws.
Before a new medical device, or a new use of, or claim for, an existing medical device can be marketed in the United States, the FDA must first grant either premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval (“PMA”) application unless an exemption applies. In the 510(k) clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device. To establish substantial equivalence, the applicant must demonstrate that: (i) the device has the same intended use; (ii) the device has the same technological characteristics; and (iii) to the extent the technological characteristics are different, that they do not raise different questions of safety and effectiveness. Clinical data is sometimes required to support substantial equivalence, though the 510(k) pathway generally requires less data and a shorter review period than a PMA. The PMA pathway requires an applicant to demonstrate reasonable assurance of safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
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
In order for LivaNova to market its products in the Member States of the EEA, our devices are required to comply with the essential requirements of the EU Medical Devices Directives (Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, as amended, and Council Directive 90/385/EEC of 20 June 2009 relating to active implantable medical devices, as amended). Compliance with these requirements entitles LivaNova to affix the CE conformity mark to our medical devices, without which they cannot be commercialized in the EEA. In order to demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark, an applicant must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directives, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by a Member State of the EEA, to conduct conformity assessments. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of the device a certification demonstrating compliance with the applicable directives and essential requirements. Based on this certification, we can draw up an EC Declaration of Conformity, which allows us to affix the CE mark to our products.
In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The proposal would replace the Medical Devices Directive with a new regulation (the “Medical Devices Regulation”). Unlike the Directives that must be implemented into national laws, the Medical Devices Regulation would be directly applicable in all EEA Member States and so is intended to eliminate current national differences in regulation of medical devices.  In October 2013, the European Parliament approved a package of reforms to the European Commission's proposals. Under the revised proposals, only designated “special notified bodies” would be entitled to conduct conformity assessments of high-risk devices. These special notified bodies will need to notify the European Commission when they receive an application for a conformity assessment for a new high-risk device. The European Commission will then forward the notification and the accompanying documents on the device to the MDCG for an opinion. These new procedures may result in the re-assessment of our existing medical devices, or a longer or more burdensome assessment of our new products. In May 2016, a political agreement was reached, and the tentatively agreed upon text was published in June 2016.
Once the legislative process is complete, the Medical Devices Regulation is expected to enter into force in 2017 and become applicable three years thereafter. In its current form it would, among other things, also impose additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provide for more strict clinical evidence requirements. These new rules and procedures may result in increased regulatory oversight of our devices and this may, in turn, increase the costs, time and requirements that need to be met in order to maintain or place such devices on the EEA market.
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
We use many distributors, agents and independent sales representatives in certain territories and thus rely upon their compliance with applicable laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Anti-Kickback Statute (“Anti-Kickback Statute”), the U.S. False Claims Act (“False Claims Act”), the U.S. Sunshine Act , similar laws under countries located outside the United States and other applicable federal, state or applicable international laws. If a global regulatory body were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, it could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of foreign governments for exports, and/or require us to notify healthcare professionals and others that the devices present unreasonable risks of substantial harm to the public health. The global device regulatory bodies may also impose operating restrictions on a company-wide basis, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against, or recommend prosecution of, our officers, employees, or our company itself. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling its products.
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
Finally, any governmental law or regulation imposed in the future may have a material adverse effect on us. From time to time, legislation is drafted and introduced that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. In addition, global regulatory bodies’ regulations and guidance can be revised or reinterpreted in ways that may significantly affect our business and products. It is impossible to predict whether legislative changes will be enacted or regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.
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
We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies. Intellectual property litigation is expensive, complex and lengthy, and its outcome is difficult to predict. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 17.  Commitments and Contingencies - Litigation and Regulatory Proceedings” in our consolidated financial statements included in this Annual Report on Form 10-K.
Laws and/or collective bargaining agreements relating to employees may impact LivaNova’s flexibility to redefine and/or strategically reposition our activities.
In many of the countries where we operate, employees are covered by various laws and/or collective bargaining agreements that endow them, through their local or national representatives, with the right to be consulted in relation to specific issues, including the downsizing or closing of departments and staff reductions. The laws and/or collective bargaining agreements that are applicable to these agreements could have an impact on our flexibility, as they apply to programs to redefine and/or strategically reposition our activities. Our ability to implement staff downsizing programs or even temporary interruptions of employment relationships is predicated on the approval of government entities and the consent of labor unions. Union-organized work stoppages by employees could have a negative impact on our business.
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

•
federal civil and criminal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payors that are false or fraudulent. Actions under the False Claims Act can be brought by the Attorney General or as qui-tam actions by private individuals in the name of the government. Such private individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim;

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information. This is the same significant risk further described in the Annual Report Form 10-K, Item 1A, under the heading “Risk Factors: Patient Confidentiality and federal and state privacy and security laws and regulations in the United States may adversely impact our selling model”;

•
the U.S. Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners. Manufacturers are required to submit reports to CMS by the 90th day of each calendar year;

•
the FCPA, which prohibits corporations and individuals from paying, offering to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity;

•
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
There are similar laws and regulations applicable to LivaNova outside the United States, all of which are subject to evolving interpretations. Global enforcement of anti-corruption laws, including but not limited to the UK Bribery Act, The Brazil Clean Companies Act, and continued enforcement in the Europe, Middle East and Asia Pacific has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including exclusion from government contracting or government healthcare programs, and could negatively affect our business, reputation, operating results, and financial condition. In addition, a governmental authority may seek to hold us liable for successor liability violations committed by any companies in which we invest or that we acquire.
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
Our insurance policies (including general and products liability) provide insurance in such amounts and against such risks we have reasonably determined to be prudent in accordance with industry practices or as is required by law or regulation. Although, based on historical loss trends, we believe that our insurance coverage will be adequate to cover future losses, we cannot guarantee that this will remain true. Historical trends may not be indicative of future losses, and losses from unanticipated claims could have a material adverse impact on our consolidated earnings, financial condition, and/or cash flows.
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
We operate in an industry characterized by extensive patent litigation. Physician customers have historically moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable and appellate courts can overturn lower court decisions. Furthermore, as our business increasingly relies on technology systems and infrastructure, our intellectual property, other proprietary technology and other sensitive data are potentially vulnerable to loss, damage or misappropriation.
Competing parties in our industry frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only of individual cases, but also of a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the proceedings. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify.

Third parties have asserted, and may in the future assert, that our current and former product offerings infringe patents owned or licensed by them. We have similarly asserted, and may in the future assert, that products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial condition, results of operations or liquidity.
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
Furthermore, our intellectual property, other proprietary technology and other sensitive data are potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses, unauthorized access to our data or misappropriation or misuse thereof by those with permitted access, and other events. While we have invested to protect our intellectual property and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber-attacks or other events. Such events could have a material adverse effect on our reputation, business, financial condition or results of operations.
Our research and development efforts rely upon investments and investment collaborations, and we cannot guarantee that any previous or future investments or investment collaborations will be successful.
Our strategy to provide a broad range of therapies to restore patients to fuller, healthier lives requires a wide variety of technologies, products, and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. As a result, we also rely upon investments and investment collaborations to provide us access to new technologies both in areas served by our existing or legacy businesses as well as in new areas.
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
LivaNova maintains manufacturing operations in 8 countries located throughout the world and purchases many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. Any problem affecting a supplier (whether due to external or internal causes) could have a negative impact on LivaNova.
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

We manufacture our products at production facilities in Italy, France, Germany, the United States, Canada, Brazil, Australia and the Dominican Republic, all of which are exposed to the risk of production stoppages caused by exceptional or accidental events (fires, shutdowns of access roads, etc.) or natural calamities (floods, earthquakes, etc.). Even though we have implemented what we believe to be appropriate preventive actions and insurance coverage, the possibility that the occurrence of events of exceptional severity or duration could have an impact on our performance cannot be excluded.
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
Our international operations are subject to risks that are inherent in conducting business overseas and under foreign laws, regulations and customs. These risks include possible nationalization, exit from the European Union, expropriation, importation limitations, violations of U.S. or local laws, including, but not limited to, the U.S. FCPA, pricing restrictions, and other restrictive governmental actions. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business and our consolidated financial condition or results of operations.
Since 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis, and there can be no assurance that there will not be further deterioration in the global economy. Customers and vendors may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan future business activities. In addition, a significant amount of our trade receivables are either with third party intermediaries marketing, selling and distributing our products or with national healthcare systems in many countries, and repayment of these receivables is dependent upon the financial stability of the economies of those countries.
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

•
Same significant risk further described in the Annual Report Form 10-K, Item 1A, under the heading “Risk Factors: Our failure to comply with rules relating to healthcare fraud and abuse, false claims and privacy and security laws may subject us to penalties and adversely impact our reputation and business operations.”

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
Selling our products through distributors, particularly in public tenders, may expose us to a higher degree of risk. Our agents and distributors are independent contractor third parties retained by us to sell our products in different markets. If they misrepresent our products, do not provide appropriate service and delivery, or commit a violation of local or U.S. law, our reputation could be harmed, and we could be subject to fines, sanctions or both.
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
English law also generally provides shareholders with pre-emptive rights when new shares are issued for cash; however, it is possible for the LivaNova articles, or shareholders in general meeting, to exclude or dis-apply preemptive rights. Such an exclusion or dis-application of preemptive rights may be for a maximum period of up to five years from the date of adoption of the LivaNova articles, if the exclusion is contained in the LivaNova articles, or from the date of the shareholder resolution, if the exclusion is by shareholder resolution; in either case, this exclusion would need to be renewed by LivaNova’s shareholders prior to or upon its expiration (i.e., at least every five years). The LivaNova articles exclude preemptive rights in relation to an allotment of shares for cash pursuant to the authority referred to above for a period of five years following the date of the adoption of the LivaNova articles, which exclusion will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period) and/or may be sought to apply a larger number of shares than specified in the existing, dis-application authority.
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
We have incurred and expect to incur a number of non-recurring direct and indirect costs associated with the Mergers. These costs and expenses include fees paid to financial, legal and accounting advisors, filing fees, printing expenses and other related charges as well as ongoing expenses related to facilities and systems consolidation costs, severance payments and other potential employment-related costs, including payments remaining to be made to certain Sorin and Cyberonics executives. In the year ended December 31, 2016, we incurred $20.5 million in merger and integration expenses. In the transitional period, April 25, 2015 to December 31, 2015, we incurred $55.8 million in merger and integration expenses. We expect additional expenses in the future for the integration of the two merged businesses. Integration expenses related to systems integration, organization structure integration, finance, synergy and tax planning, transitioning of accounting methodologies, certain re-branding efforts, and restructuring efforts related to our intent to leverage economies of scale, eliminate overlapping corporate expenses and streamline distributions, logistics and office functions in order to reduce overall costs. While we assumed a certain level of expenses in connection with the terms of the Transaction Agreement, there are many factors beyond our control, including unanticipated costs that could affect the total amount or the timing of these expenses. Although we expect that the benefits of the Mergers will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.
We may incur goodwill impairments for goodwill recorded at the Mergers.
During the year ended December 31, 2016, we recorded a pre-tax, non-cash loss on impairment of our Cardiac Rhythm Management reporting unit goodwill of $18.3 million, which was included in the consolidated statement of net loss. Refer to “Note 8. Goodwill and Intangible Assets” in our consolidated financial statements for additional information on goodwill impairment and goodwill which could be at risk of future impairment. As of December 31, 2016, the carrying value of our goodwill totaled $691.7 million which represented 29.5% of our total assets.
We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. The goodwill impairment test requires us to identify reporting units, perform a qualitative assessment of the likelihood that a reporting unit’s carrying value exceeds its estimated fair value, and in certain circumstances estimate each reporting unit's fair value as of the testing date. Our calculation of the fair value of our reporting units is based on estimates of future discounted cash flows, which reflect management's judgments and assumptions regarding the appropriate risk-adjusted discount rate, as well as future operating performance and our business outlook, including expected sales, operating costs, capital requirements, growth rates and terminal values for each of our reporting units. If the aggregate fair value of our reporting units exceeds our market capitalization, we evaluate the reasonableness of the implied control premium.
The estimates used to determine the fair value of our reporting units reflect management's best estimates of inputs and assumptions that a market participant would use. Future declines in any one of our reporting units’ operating performance or our anticipated business outlook may reduce the estimated fair value of a reporting unit and result in an impairment of goodwill. Factors that could have a negative impact on the fair value of our reporting units include, but are not limited to:

•	The ability of our sales force to effectively market and promote our products, and the extent to which those products gain market acceptance;

•	the existence and timing of any approvals, changes, or non-coverage determinations for reimbursement by third-party payors;

•	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;

•	our ability to obtain and retain personnel;

•	the availability of key components, materials and contract services, which depends on our ability to forecast sales, among other things;

•	investigations of our business and business-related activities by regulatory or other governmental authorities;

•	variations in timing and quantity of product orders;

•	temporary manufacturing interruptions or disruptions;

•	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;

•	increased competition, patent expirations or new technologies or treatments;

•	product recalls or safety alerts;

•	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;

•	the financial health of our customers, and their ability to purchase our products in the current economic environment; and

•	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating result variations;

•	increases in the market-participant risk-adjusted WACC;

•	declines in anticipated growth rates.
Adverse changes in one or more of these factors could result in a goodwill impairment in future periods.
Once LivaNova’s shares are delisted from the London Stock Exchange, the City Code on Takeovers and Mergers will no longer apply to LivaNova and LivaNova will therefore not have the benefit of the protections that that Code affords.
On February 23, 2017, LivaNova announced that it has made applications (i) to the UK Financial Conduct Authority (the “FCA”) for the cancellation of the standard listing of LivaNova’s ordinary shares of £1 per share (the “Shares”) on the Official List of the UK Listing Authority and (ii) to the London Stock Exchange plc (the “LSE”) to cancel the admission to trading of the Shares on the main market of the LSE (the “Main Market”) (together, the “Cancellation”). In connection with the Cancellation, LivaNova has also decided to terminate its UK domestic depositary interest (“DI”) facility.
Following the Cancellation, as LivaNova will remain a public limited company incorporated in England and Wales but its securities will not be admitted to trading on a regulated market in the United Kingdom (or the Channel Islands or the Isle of Man), the City Code on Takeovers and Mergers (the “Code”) will only apply to LivaNova if it is considered by the Panel on Takeovers and Mergers (the “Panel”) to have its place of central management and control in the United Kingdom (or the Channel Islands or the Isle of Man). This is known as the “residency test”. The way in which the test for central management and control is applied for the purposes of the Code may be different from the way in which it is applied by the United Kingdom tax authorities, HM Revenue & Customs (“HMRC”). Under the Code, the Panel will look to where the majority of the directors of LivaNova are themselves resident, amongst other factors, for the purposes of determining where LivaNova has its place of central management and control. Accordingly, following the Cancellation, the Panel has confirmed to LivaNova that the Code will not apply to LivaNova and LivaNova will therefore not have the benefit of the protections the Code affords, including, but not limited to, the requirement that a person who acquires an interest in Shares carrying 30% or more of the voting rights in LivaNova must make a cash offer to all other shareholders at the highest price paid in the 12 months before the offer was announced.
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
The U.S. Congress, the U.K. Government, the Organisation for Economic Co-operation and Development and other government agencies in jurisdictions where LivaNova and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Additionally, recent legislative, treaty and regulatory proposals in the United States would impose certain earnings stripping limitations, among others, on LivaNova and its affiliates including if at least 60% of the LivaNova ordinary shares (by vote or value) are considered to be held by former holders of Cyberonics common stock by reason of their holding Cyberonics common stock for purposes of Section 7874. In addition, other recent legislative proposals would treat LivaNova as a U.S. corporation if the management and control of LivaNova and its affiliates were determined to be located primarily in the United States and/or would reduce the Section 7874 Percentage threshold at or above which LivaNova would be treated as a U.S. corporation. Furthermore, the 2016 U.S. Model Income Tax Convention recently released by the U.S. Treasury Department would reduce potential tax benefits with respect to LivaNova and its affiliates if the Section 7874 Percentage were calculated to be at least 60% but less than 80% by imposing full withholding taxes on payments pursuant to certain financing structures, distributions from U.S. subsidiaries and payments pursuant to certain licensing arrangements. Lastly, the Trump Administration has included as part of its agenda a potential reform of U.S. tax laws. In addition, the “Tax Reform Blueprint” published by the House of Representatives includes a framework of various issues that may affect our future tax position including, but not limited to, a reduction in the corporate tax rate, elimination of the interest deduction and border adjustability. The content of any final legislation, the timing for enactment, and the reporting periods that would be impacted cannot be determined at this time. Thus, the tax laws in the United States, the U.K. and other countries in which LivaNova and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect LivaNova.
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

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our principal executive office is located in the U. K. and is leased by us. Our three Business Franchises, (formerly Business Units) corresponding to our three main therapeutic areas: Cardiac Rhythm Management, Neuromodulation and Cardiac Surgery have headquarters located in France, United States and Italy, respectively. The location in France is leased by us and the locations in Italy and United States are owned by us. Manufacturing and research facilities are located in Brazil, Canada, Dominican Republic, France, Germany, Italy, Australia, China and the United States. Total facilities are approximately 1.7 million square feet of which manufacturing and research facilities represent approximately 1.5 million square feet. Approximately 20 percent of the manufacturing facilities are located within the United States and approximately 70 percent of are owned by us and the balance is leased.
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
Item 3.  Legal Proceedings
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 18.  Commitments and Contingencies – Litigation and Regulatory Proceedings” in our consolidated financial statements included in this Annual Report on Form 10-K.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our ordinary shares are quoted on the NASDAQ Global Market and on the Main Market of the London Stock Exchange (as a standard listing) under the symbol “LIVN.” On February 23, 2017, we announced our voluntary cancellation of our standard listing of ordinary shares with the London Stock Exchange due to the low volume of our ordinary share trading on the London Stock Exchange. Trading will cease at the close of business on April 4, 2017. Prior to the Mergers, our common stock was quoted on the NASDAQ Global Market under the symbol “CYBX.” Immediately following the consummation of the Mergers, on October 19, 2015, we delisted “CYBX” and commenced trading our ordinary shares under “LIVN.” The share prices shown in the table below prior to the Mergers have not been restated, since the “CYBX” shares were exchanged one for one for “LIVN” shares in accordance with the Merger Agreement.
The high and low sale prices for our common shares, par value $0.01 per share, for the period April 26, 2014 to October 18, 2015 and our ordinary shares, par value €1.00, during the period October 19, 2015 to December 31, 2016 are set forth below. Price data reflect actual transactions on the NASDAQ Global Market, but do not reflect mark-ups, mark-downs or commissions.

	High	Low
Fiscal Year Ended April 24, 2015
First Quarter - April 26, 2014 to July 25, 2014	$64.08	$55.27
Second Quarter - July 26, 2014 to October 24, 2014	62.68	49.23
Third Quarter - October 25, 2014 to January 23, 2015	59.29	48.19
Fourth Quarter - January 24, 2015 to April 24, 2015	76.48	54.46
Transitional Period April 25, 2015 to December 31, 2015
First Quarter - April 25, 2015 to July 24, 2015	$69.88	$56.15
Transitional Quarter - July 25, 2015 to October 18, 2015	71.20	57.90
Transitional Period - October 19, 2015 to December 31, 2015	77.00	53.13
Year Ended December 31, 2016
First Quarter	$60.49	$51.28
Second Quarter	55.24	46.79
Third Quarter	63.21	49.27
Fourth Quarter	60.99	40.84
As of February 24, 2017, according to data provided by our transfer agent, there were 21 stockholders of record.
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

Issuer Purchases of Securities
The table below presents purchases of equity securities by us and our affiliated purchasers during the quarterly period ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2016	161,000	$57.96	161,000	$127,813,000
November 1 - November 30, 2016	282,527	$44.37	282,527	$115,284,000
December 1 - December 31, 2016	433,487	$45.32	336,952	$100,013,000
Fourth Quarter Total	877,014	$51.04	780,479

(1)	Includes (i) shares purchased as part of a publicly announced repurchase plan, and (ii) shares repurchased by an affiliated employee benefit trust on the open market.

(2)	Shares are purchased at market price.

(3)
On August 1, 2016, the Board of Directors of LivaNova approved the authorization of a share repurchase program of up to $150 million (the "Share Repurchase Program".) The Share Repurchase Program authorizes the Company to repurchase up to $30 million of the Company's ordinary shares from September 1, 2016 through December 31, 2016 and up to a total of $150 million (inclusive of the foregoing $30 million) between September 1, 2016 and December 31, 2018. On November 15, 2016, the Board of Directors approved an amendment (the "Amended Share Repurchase Program") to the Share Repurchase Program. The Amended Share Repurchase Program authorized the Company to repurchase up to $50 million of the Company's ordinary shares through December 31, 2016 (instead of the originally authorized $30 million.) The Share Repurchase Program and the subsequent Amended Share Repurchase Program are both in accordance with an authority approved by the Company's shareholders at its annual general meeting on June 15, 2016. Purchases of the ordinary shares under both programs were carried out on NASDAQ. Ordinary shares repurchased by the Company through the Amended Share Repurchase Program were then canceled.

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with the consolidated financial statements and related notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The selected financial data and the related notes for the year ended December 31, 2016, the transitional period April 25, 2015 to December 31, 2015 and for the fiscal years ended April 24, 2015 and April 25, 2014 are derived from audited consolidated financial statements that are included in this Annual Report on Form 10-K. LivaNova, as the successor company to Cyberonics, is reporting the results for Cyberonics and its consolidated subsidiaries for the period April 25, 2015 to December 31, 2015 and the consolidated results of LivaNova, which includes the results of Sorin and its subsidiaries, for the period October 19, 2015 to December 31, 2015. The selected financial data and the related notes for the fiscal years ended April 26, 2013 and April 27, 2012 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data
(In thousands, except per share data)	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014	Fiscal Year Ended April 26, 2013	Fiscal Year Ended April 27, 2012
Net sales	$1,213,925	$415,707	$291,558	$282,014	$254,320	$218,503
Cost of sales	471,986	143,843	27,311	27,355	21,907	19,657
Product remediation	37,534	—	—	—	—	—
Gross profit	704,405	271,864	264,247	254,659	232,413	198,846
Operating expenses:
Selling, general and administrative	469,234	169,180	123,619	120,642	112,515	102,569
Research and development	122,454	51,420	42,245	45,220	41,552	35,335
Merger and integration expenses	20,537	55,787	8,692	—	—	—
Restructuring expenses	55,943	11,323	—	—	—	—
Amortization of intangibles	45,511	9,734	1,039	1,342
Goodwill impairment	18,348	—	—	—	—	—
Litigation settlement	—	—	—	7,443	—	—
Total operating expenses	732,027	297,444	175,595	174,647	154,067	137,904
(Loss) income from operations	(27,622)	(25,580)	88,652	80,012	78,346	60,942
Interest (expense) income, net	(8,918)	(1,117)	163	162	(35)	30
Impairment of investment	—	(5,062)	—	—	(4,059)	—
Gain on warrants’ liability	—	—	—	—	1,326	—
Other expense, net	3,491	(7,522)	479	(295)	(303)	(550)
Income (loss) before income taxes	(33,049)	(39,281)	89,294	79,879	75,275	60,422
Income tax (benefit) expense (2)	7,128	(12,976)	31,446	24,989	28,917	24,344
Losses from equity method investments	(22,612)	(3,308)	—	—	—	—
Net income (loss)	$(62,789)	$(29,613)	$57,848	$54,890	$46,358	$36,078
Basic income (loss) per share	$(1.29)	$(0.90)	$2.19	$2.02	$1.68	$1.30
Diluted income (loss) per share	$(1.29)	$(0.90)	$2.17	$2.00	$1.66	$1.28
Shares used in computing basic income (loss) per share	48,860	32,741	26,391	27,143	27,604	27,827
Shares used in computing diluted income (loss) per share	48,860	32,741	26,626	27,466	28,009	28,307
Consolidated Balance Sheet Data (at year end):
Cash, cash equivalent and short-term investments	$39,789	$119,610	$151,207	$128,328	$135,709	$96,654
Working capital	303,262	314,293	209,272	190,532	178,333	138,066
Total assets	2,342,631	2,558,739	315,944	294,191	264,043	211,908
Long-term debt, net of current portion	75,215	91,791	—	—	—	—
Retained earnings (deficit)	(14,575)	48,214	77,827	19,979	(34,911)	(81,268)
Stockholders’ equity	$1,706,909	$1,811,462	$276,574	$259,100	$229,568	$183,469

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with Part I of this Annual Report on Form 10-K, including the matters set forth in “Cautionary Statement About Forward-Looking Statements,” “Item 1A. Risk Factors” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K as of and for the year ended December 31, 2016 and as of and for the transitional period April 25, 2015 to December 31, 2015 and for each of the fiscal years ended April 24, 2015 and April 25, 2014.
Background and the Mergers
LivaNova PLC and its subsidiaries (collectively, the “Company”, “LivaNova”, “we” or “our”) was organized under the laws of England and Wales on February 20, 2015 for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation (“Cyberonics”) and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”). As a result of the business combination, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin. This business combination became effective on October 19, 2015, at which time LivaNova’s ordinary shares were listed for trading on the NASDAQ Global Market (“NASDAQ”) and on the London Stock Exchange (the “LSE”) as a standard listing under the trading symbol “LIVN.” Upon the consummation of the Mergers, the historical financial statements of Cyberonics became the Company’s historical financial statements. Accordingly, the historical financial statements of Cyberonics are included in the comparative prior periods. For further information regarding the acquisition, refer to “Item 1. Business” and “Note 3. Business Combinations” to the consolidated financial statements included in this Annual Report on Form 10-K. On February 23, 2017, we announced our voluntary cancellation of our standard listing of ordinary shares with the London Stock Exchange due to the low volume of our ordinary share trading on the London Stock Exchange. Trading will cease at the close of business on April 4, 2017.
Description of the Business
LivaNova is a public limited company incorporated under the laws of England and Wales and is headquartered in London, United Kingdom (“U.K.”). LivaNova is a global medical device company focused on the development and delivery of important therapeutic solutions for the benefit of patients, healthcare professionals and healthcare systems throughout the world. Working closely with medical professionals in the fields of Cardiac Surgery, Neuromodulation and Cardiac Rhythm Management, we design, develop, manufacture and sell innovative therapeutic solutions that are consistent with our mission to improve our patients’ quality of life, increase the skills and capabilities of healthcare professionals and minimize healthcare costs.
Business Franchises
Upon completion of the Mergers, in October 2015, we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. LivaNova was then comprised of three principal Business Units: Cardiac Surgery, Neuromodulation and Cardiac Rhythm Management, corresponding to three main therapeutic areas. The historic Cyberonics operations were included under the Neuromodulation Business Unit, and the historical Sorin businesses were included under the Cardiac Surgery and Cardiac Rhythm Management Business Units. Corporate activities included corporate business development and New Ventures. New Ventures is focused on new growth platforms and identification of other opportunities for expansion. The New Ventures group was created with contributions from both Cyberonics and Sorin.
In July 2016, we announced an organizational re-design that, in addition to our existing corporate support functions, included the addition of a Chief Operating Officer (“COO”). Damien McDonald joined the Company in October 2016 as COO and was responsible for driving innovative product development, commercialization and geographic expansion across the global organization with a focus on margin expansion and profitable growth. In executing the new organizational model, we created new regional leadership positions in the U.S., Europe and the rest of world to support our three Business Franchises, (formerly Business Units): Neuromodulation, Cardiac Surgery and Cardiac Rhythm Management. Our three reportable segments correspond to our Business Franchises.
We believe a regional focus will allow a number of tangible benefits, namely the ability to share resources, faster decision-making, improved market access capabilities and greater focus on the needs of physicians, hospitals and patients. Our new operating structure and the introduction of new talent into the leadership team will facilitate an evolution of our goals and decision making processes in the near to immediate term; accordingly, we will continue to monitor the way we manage, evaluate and internally report our business activities and the corresponding impact this could have on our segment reporting.
On November 2, 2016, we announced André-Michel Ballester’s resignation and Damien McDonald’s appointment as the Chief Executive Officer and as a member of the Board of Directors of LivaNova PLC, effective on December 31, 2016 and January 1, 2017, respectively.

Cardiac Surgery Business Franchise
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
Research and Development updates
On October 5, 2015, we announced the initiation of PERSIST-AVR, the first international, prospective post-market randomized multi-center trial evaluating the Perceval sutureless aortic valve compared to standard sutured bioprostheses in patients with aortic valve disease. The trial is expected to enroll 1,234 patients within a two-year enrollment period and patients will be followed until five years post procedure. In January 2017, the independent study, “Aortic Valve Replacement With Sutureless Perceval Bioprosthesis: Single-Center Experience With 617 Implants,” was presented to The Society of Thoracic Surgeons. The study found that AVR procedures conducted with Perceval resulted in low mortality and excellent hemodynamic performance for patients.
Cardiopulmonary product updates
FDA Warning Letter. In December 2015, we received an FDA Warning Letter (the “Warning Letter”) alleging certain violations of FDA regulations applicable to medical device manufacturing at our Munich, Germany and Arvada, Colorado facilities. On October 13, 2016 the Centers for Disease Control and Prevention (“CDC”) and FDA separately released safety notifications regarding the 3T Heater Cooler devices in response to which the Company issued a Field Safety Notice Update for U.S. users of 3T Heater Cooler devices to proactively and voluntarily contact facilities to facilitate implementation of the CDC and FDA recommendations.
At December 31, 2016, the Company recognized a liability for a product remediation plan related to its 3T Heater Cooler device. The remediation plan developed by the Company consists primarily of a modification of the 3T design to include internal sealing and addition of a vacuum system to new and existing devices. These changes are intended to address regulatory actions and further reduce the risk of possible dispersion of aerosols from the 3T Heater Cooler device in the operating room. The deployment of this solution for commercially distributed devices will occur upon final validation and verification of the design changes and approval or clearance by regulatory authorities worldwide, including FDA clearance in the U.S. and CE Mark in Europe. Based on the device classification and magnitude of the design change, we estimate that the Company can self-certify the effectiveness of the change in order to apply the CE Mark in Europe. As part of this plan, the Company also intends to perform a no-charge deep disinfection service for 3T users who have reported confirmed M. chimaera mycobacterium contamination. Although the deep disinfection service is not yet available in the U.S., it is currently offered in many countries around the world and will be expanded to additional geographies as regulatory approvals are received. Finally, in the fourth quarter of 2016 the Company initiated a program to provide existing 3T users with a new loaner 3T device at no charge pending regulatory approval and implementation of the vacuum system addition and deep disinfection service worldwide. This loaner program began in the U.S. and is being progressively made available on a global basis, prioritizing and allocating devices to 3T users based on pre-established criteria. It is estimated that by the end of 2018, a majority of the 3T devices in use globally will be upgraded and returned to operation. In addition to $4.0 million of costs incurred during the twelve month period ended December 31, 2016, the Company also recognized a $33.5 million liability at December 31, 2016 to provide for the remaining execution of the plan including finalization and implementation of the design change, deep disinfection services and the provision of loaner 3T Heater Cooler devices. It is reasonably possible that our estimate of the remediation liability could materially change in future periods due to the various significant assumptions involved such as customer behavior, market reaction and the timing of approvals or clearance by regulatory authorities worldwide. Refer to “Note 11. Product Remediation Liability” in our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
For further information, please refer to “Note 18. Commitments and Contingencies” in our consolidated financial statements included in this Annual Report on Form 10-K. At this stage, no liability has been recognized with respect to any lawsuits involving the Company related to the 3T Heater Cooler.
Heart Valve product updates
In January 2016, we announced FDA approval of the Perceval sutureless valve. Perceval is the only sutureless biological aortic replacement valve on the market today with a unique self-anchoring frame that enables the surgeon to replace the diseased valve without suturing it into place. While we have been selling Perceval in other parts of the world, we began commercial distribution of the device in the United States with the first implant announced on March 8, 2016. To date, the

Perceval valve has been implanted in more than 20,000 patients in over 310 hospitals worldwide. In addition, in early February 2016, we announced that we had received FDA approval of CROWN PRT valve for the treatment of aortic valve disease. The CROWN PRT is a stented aortic bioprosthesis technology and features a surgeon-friendly design, with optimized hemodynamics with patented PRT, designed to enhance valve durability. We anticipate launching CROWN PRT in the U.S. later this year.
Neuromodulation Business Franchise
The Neuromodulation segment designs, develops and markets neuromodulation therapy for the treatment of drug-resistant epilepsy and treatment resistant depression. Through this segment, we market our proprietary implantable VNS Therapy® Systems that deliver vagus nerve stimulation therapy for the treatment of epilepsy and depression.
Costa Rica Manufacturing plant closure
In October 2016, management initiated a plan to exit the Costa Rica manufacturing operations and transfer those activities to Houston, Texas. We recorded an impairment of the building and equipment of $5.7 million, which is included in Restructuring expenses in the consolidated statement of net income (loss). In addition, the carrying value of $4.5 million for the land and building after impairment was reclassified as Assets Held for Sale and were included in Other Current Assets in the consolidated balance sheet as of December 31, 2016.
Research and Development updates
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
Several development projects were either terminated or halted during the transitional period April 25, 2015 to December 31, 2015, including the planned development of a wirelessly enabled generator, and an external device planned to be used to warn or notify patients of impending or actual seizures. During 2016, we made the decision to focus our efforts on projects we believe have a strong likelihood of meeting both patient and physician needs in the near term.
Product updates
In June 2015, the FDA approved AspireSR® for commercialization in the United States. Growth of VNS Therapy products has been strong during the period following this approval. Acceptance of the new product, as evidenced by the proportion of generators sold, has been high, and pricing obtained for the product has been at a premium due to the unique nature of the device.
Investing updates
Over several years we invested in Cerbomed GmbH (“Cerbomed”), a privately held, European development-stage company developing a transcutaneous vagus nerve stimulation (t-VNS) device for several indications, including the treatment of drug-resistant epilepsy. Cerbomed received Conformité Européenne (“CE”) Mark approval for its device for the treatment of epilepsy and depression in March 2010, and has completed a clinical study in Germany to study outcomes in the treatment of refractory epilepsy. During the transitional period April 25, 2015 to December 31, 2015, we determined that our investment in Cerbomed was fully impaired and we recorded a loss of $5.1 million.
Cardiac Rhythm Management Business Franchise
The CRM segment develops, manufactures and markets implantable devices, monitoring systems and accessories, for the diagnosis, treatment and management of heart rhythm disorders and heart failure. We offer implantable cardiac defibrillators and pacemakers, as well as systems for cardiac resynchronization treatment (“CRT”), patient management and cardiac arrhythmia assessment.

Research and Development updates
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
Product updates
In November 2015, we introduced a high voltage product line with the launch of the PLATINIUM family, a new range of implantable cardiac defibrillators (“ICDs”) and CRT-Ds that offers service lives under standard functioning conditions of over 14 years for the single-chamber ICD model, over 13 years for the dual-chamber ICD model and over ten years for the CRT-D devices. PLATINIUM devices also feature an arrhythmia discrimination algorithm (“Parad+”), a pacing mode, which preserves natural heart conduction (“SafeR”) and a hemodynamic sensor that automatically optimizes CRT settings (“SonR”). In January 2016, we announced that we received regulatory approval to market the KORA 250TM in Japan. The KORA 250 is a full body MRI conditional pacemaker and is equipped with our proprietary Automatic MRI mode. In addition, the device is designed to proactively manage comorbidities, including SafeR and the ability to monitor patients for severe sleep apnea using Sleep Apnea Monitoring (“SAM”).
Corporate Activities and New Ventures
Corporate activities include shared services for finance, legal, human resources and information technology, corporate business development and New Ventures. New Ventures is focused on new growth platforms and identification of other opportunities for expansion.
Heart failure
New Ventures is currently focused on the development and clinical testing of the VITARIA®™ System for treating heart failure through vagus nerve stimulation.
The Company received CE Mark approval of the VITARIA®™ System in February 2015 for patients who have moderate to severe heart failure (New York Heart Association Class II/III) with left ventricular dysfunction (ejection fraction < 40%) and who remain symptomatic despite stable, optimal heart failure drug therapy. The VITARIA®™ System provides a specific method of VNS called autonomic regulation therapy (“ART”), and it includes the same elements as the VNS Therapy System - pulse generator, lead, programming wand and software, programming computer, tunneling tool and accessory pack - without the patient kit with magnets. We conducted a pilot study, ANTHEM-HF, outside the United States, which concluded during 2014. The study results support the safety and efficacy of ART delivered by the VITARIA®™ System. We submitted the results to our European Notified Body, DEKRA, and on February 20, 2015, we received CE Mark approval. The VITARIA®™ System is not available in the U.S. During 2014, we also initiated a second pilot study, ANTHEM-HFpEF, to study ART in patients experiencing symptomatic heart failure with preserved ejection fraction. This pilot study is currently underway outside the United States.
Sleep Apnea
In October 2014, Sorin invested $20.0 million in Respicardia, a U.S.-based developer of implantable therapies designed to improve Respiratory Rhythm Management and cardiovascular health. Respicardia’s remedé System is an implantable device system designed to restore a more natural breathing pattern during sleep in patients with central sleep apnea (CSA) by transvenously stimulating the phrenic nerve. The remedé System received CE Mark certification in 2010 and is currently available in certain countries in Europe. Results from a randomized, controlled pivotal trial were reported at the European Society of Cardiology - Heart Failure meeting in May 2016.  Investigators reported that patients in the treatment group were significantly more likely to have a reduction in AHI of ≥50% between baseline and 6 months (p<0.001) compared to patients in the control group.  This result was matched by significant improvements in other apnea-related parameters and quality of life measures.  The device was well-tolerated, with 91% of patients free from serious adverse events associated with implantation.  In September 2016, Respicardia applied for U.S. FDA market approval and in September 2016 we elected not to exercise our option to purchase the outstanding shares of Respicardia as the investment no longer met our objective for substantial ongoing involvement taken into consideration with our overall portfolio management program. As a result, we recorded an impairment of $9.2 million equal to the amount of the carrying value of the option. In addition, we terminated our exclusive distribution agreement with Respicardia in November 2016.

We have also invested $12.0 million in ImThera Medical, Inc. (“ImThera”), a privately held, emerging-growth, company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea. In November 2014, ImThera announced that the FDA approved an IDE for their targeted hypoglossal neurostimulation pivotal clinical study and patient enrollment is proceeding.
Mitral valve regurgitation
Mitral regurgitation occurs when the heart’s mitral valve does not close tightly, which allows blood to flow backwards in the heart. This reduces the amount of blood that flows to the rest of the body, making the patient feel tired or out of breath. Treatment depends on the nature and the severity of mitral regurgitation. In certain cases, heart surgery may be needed to repair or replace the valve. Left untreated, severe mitral valve regurgitation can cause heart failure or heart rhythm problems (arrhythmias). We are invested in three mitral valve startups. Cardiosolutions Inc., a startup headquartered in the U.S. in which we have held an interest since 2012, is developing an innovative Spacer technology for treating mitral regurgitation. In addition, Highlife S.A.S. (“Highlife”), headquartered in France, and Caisson Interventional LLC (“Caisson”), headquartered in the U.S., are two companies focused on developing devices for treating mitral regurgitation through percutaneous replacement of the native mitral valve. Although both companies are focused on mitral valve replacement, their devices differ significantly in both the delivery system (transapical versus transfemoral) and the anchoring system. In 2016, both Caisson and Highlife completed their first human implants in feasibility clinical studies. We invested $8.5 million in Caisson and $5.3 million in Highlife in 2016 to fund product development and clinical studies.
For additional information, please refer to our “Consolidated Statement of Income (Loss)” in our consolidated financial statements, along with accompanying notes, included in this Annual Report on Form 10-K.
Results of Operations
The merger of Cyberonics and Sorin was considered a business combination using the acquisition method of accounting, with Cyberonics considered the acquirer of Sorin. As a result, at the merger date of October 19, 2015 Sorin’s assets and liabilities were combined at their estimated fair values. In addition, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin and the “successor” company to Cyberonics for accounting and Exchange Act reporting purposes.
Understanding Our Financial Information
In this Report on Form 10-K, LivaNova, as the successor company to Cyberonics, is reporting (in accordance with generally accepted accounting principles in the United States) the results for:

•	LivaNova and its consolidated subsidiaries for the year ended December 31, 2016.

•
A transitional period, April 25, 2015 to December 31, 2015, filed on Form 10-K/T. This transitional report is the result of the change from Cyberonics’ fiscal year ending the last Friday in April before the Mergers to a calendar year ending December 31st after the Mergers. The transitional period included the business activities of Cyberonics and its consolidated subsidiaries for the period April 25, 2015 to October 18, 2015, and the consolidated results of the combined businesses of LivaNova (Cyberonics and Sorin) for the period October 19, 2015 to December 31, 2015.

•	LivaNova is also reporting the historical results of Cyberonics and its consolidated subsidiaries for the fiscal years ended April 24, 2015 and April 25, 2014.
The transitional period impacts the comparability of the current year ended December 31, 2016. In order to compare revenues, cost of sales and expenses for the year ended December 31, 2016 to a prior period, we have provided an unaudited equivalent prior period of January 24, 2015 to December 31, 2015. The unaudited equivalent prior period included the transitional period April 25, 2015 to December 31, 2015, as described above and the unaudited Cyberonics fourth quarter data from the fiscal year ended April 24, 2015, or January 24, 2015 to April 24, 2015. The equivalent prior period has 17 fewer working days than the year ended December 31, 2016.
In addition, amortization expense of $9.7 million, $1.0 million and $1.3 million for the transitional period April 25, 2015 to December 31, 2015, and the prior fiscal years ended April 24, 2015 and April 25, 2014, respectively, was reclassified on the consolidated statements of income (loss) in order to conform with presentation for the year ended December 31, 2016. Amortization was reclassified from Cost of sales, selling, general and administrative and research and development and reported separately on the consolidated statements of income (loss).

The following table summarizes our consolidated results of operations for the year ended December 31, 2016, the equivalent prior period ended December 31, 2015, and the fiscal years ended April 24, 2015 and April 25, 2014 (in thousands):

	Year Ended December 31, 2016	Equivalent Prior Period January 24, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
		(Unaudited)
Net sales	$1,213,925	$489,779	$291,558	$282,014
Cost of sales	471,986	151,438	27,311	27,355
Product remediation	37,534	—	—	—
Gross profit	704,405	338,341	264,247	254,659
Operating expenses:
Selling, general and administrative	469,234	198,870	123,619	120,642
Research and development	122,454	62,109	42,245	45,220
Merger and integration expenses	20,537	64,479	8,692	—
Restructuring expenses	55,943	11,323	—	—
Amortization of intangibles	45,511	10,419	1,039	1,342
Goodwill impairment	18,348	—	—	—
Litigation settlement	—	—	—	7,443
Total operating expenses	732,027	347,200	175,595	174,647
(Loss) income from operations	(27,622)	(8,859)	88,652	80,012
Interest income	1,698	354	184	182
Interest expense	(10,616)	(1,502)	(21)	(20)
Impairment of investment	—	(5,062)	—	—
Foreign exchange and other - gain (loss)	3,491	(7,634)	479	(295)
(Loss) income before income taxes	(33,049)	(22,703)	89,294	79,879
Income tax expense (benefit)	7,128	(6,626)	31,446	24,989
Losses from equity method investments	(22,612)	(3,308)	—	—
Net (loss) income	$(62,789)	$(19,385)	$57,848	$54,890
Net Sales
The table below illustrates net sales by operating segment for the current year, the equivalent prior period and the fiscal years ended April 24, 2015 and April 25, 2014 (in thousands):

	Year Ended December 31, 2016	Equivalent Prior Period January 24, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
		(Unaudited)
Cardiac Surgery	$611,715	$147,635	$—	$—
Neuromodulation	351,406	288,833	291,558	282,014
Cardiac Rhythm Management	249,067	52,470	—	—
Corporate Activities and New Ventures	1,737	841	—	—
Total	$1,213,925	$489,779	$291,558	$282,014

Net sales for the year ended December 31, 2016 include sales for Sorin for the full year whereas for the equivalent prior period January 24, 2015 to December 31, 2015, Sorin’s sales were included from October 19, 2015 (acquisition date) through December 31, 2015. Net sales attributable to Sorin during this period were $200.1 million. Neuromodulation net sales for the year ended December 31, 2016 as compared to the equivalent prior period January 24, 2015 to December 31, 2015 increased $62.6 million, or 21.7% due primarily to pricing increases in the U.S. and to a full year of sales compared to the equivalent period January 24, 2015 to December 31, 2015, which had 17 fewer working days.
The table below illustrates net sales by market geography for the year ended December 31, 2016 as compared to the equivalent prior period (in thousands):

	Year Ended December 31, 2016
	Cardiac Surgery	Neuromodulation	Cardiac Rhythm Management	New Ventures and Corporate
United States	$182,105	$298,454	$9,947	$—
Europe (1)	172,772	31,942	197,220	131
Rest of World	256,838	21,010	41,900	1,606
Total	$611,715	$351,406	$249,067	$1,737

	Equivalent Prior Period January 24, 2015 to December 31, 2015 - (Unaudited)
	Cardiac Surgery	Neuromodulation	Cardiac Rhythm Management	New Ventures and Corporate
United States	$48,960	$240,138	$2,537	$—
Europe (1)	40,272	30,219	43,188	242
Rest of World	58,403	18,476	6,745	599
Total	$147,635	$288,833	$52,470	$841

	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
	Neuromodulation	Neuromodulation
United States	$235,712	$226,923
Europe (1)	41,484	38,293
Rest of World	14,362	16,798
Total	$291,558	$282,014
(1) Includes those countries in Europe where LivaNova has a direct sales presence. Countries where sales are made through distributors are included in Rest of World.

Cost of Sales and Expenses
The table below illustrates our cost of sales and major expenses as a percentage of net sales:

	Year Ended December 31, 2016	Equivalent Prior Period January 24, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
		(Unaudited)
Cost of sales	38.9%	30.9%	9.4%	9.7%
Product remediation	3.1%	—%	—%	—%
Gross profit	58.0%	69.1%	90.6%	90.3%
Selling, general and administrative	38.7%	40.6%	42.4%	42.8%
Research and development	10.1%	12.7%	14.5%	16.0%
Merger and integration expenses	1.7%	13.2%	3.0%	—%
Restructuring expenses	4.6%	2.3%	—%	—%
Amortization of intangibles	3.7%	2.1%	0.4%	0.5%
Goodwill impairment	1.5%	—%	—%	—%
Litigation settlement	—%	—%	—%	2.6%
Total operating expenses	60.3%	70.9%	60.2%	61.9%
Cost of Sales
Cost of sales consisted primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components and the U.S. medical device excise tax (“MDET”). The MDET began January 1, 2013 and has been suspended for the period January 1, 2016 to December 31, 2017. This tax decreased to 0.0% from 0.8% as a percent of sales for the year ended December 31, 2016 as compared to the equivalent prior period ended December 31, 2015. The MDET as a percent of sales in the fiscal years ended April 24, 2015 and April 25, 2014 was 1.3% and 1.2%, respectively.
Cost of sales as a percentage of net sales was 38.9% for the year ended December 31, 2016; an increase of 8.0% as compared to the equivalent period ended December 31, 2015. This increase was primarily due to the inclusion of Sorin’s business activities for the full year and the amortization of inventory written-up in the Mergers, which accounted for 2.9% of the increase.
Cost of sales as a percentage of net sales was 30.9% for the equivalent period ended December 31, 2015, as compared to 9.4% for the fiscal year ended April 24, 2015. This increase was primarily due to the inclusion of Sorin’s business activities after the Mergers.
Product Remediation
As noted above in Cardiopulmonary Product Updates, during 2016, we recognized expense of $37.5 million for a product remediation plan related to our 3T Heater Cooler device, representing 3.1% net sales. Refer to “Note 11. Product Remediation Liability” in our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are comprised of sales, marketing, general and administrative activities. SG&A expenses exclude expenses incurred in connection with the merger between Cyberonics and Sorin, integration costs after the Mergers and restructuring costs under the Restructuring Plans initiated after the Mergers.
SG&A expenses as a percentage of net sales for the year ended December 31, 2016 decreased 1.9% to 38.7% as compared to the equivalent prior period ended December 31, 2015. This reduction was due to our integration and re-organization efforts that capitalized on synergies between Cyberonics and Sorin. In addition, in May 2016 we received a grant of $4.7 million from the Italian government, the Regione Emilia Romagna, as a reimbursement, and offset, to the costs Sorin incurred as a consequence of the earthquake of May 2012 in Italy, which reduced our SG&A expenses, as a percent of net sales by 0.4% .
SG&A expenses as a percentage of net sales for the equivalent period ended December 31, 2015 decreased by 1.8% to 40.6% as compared to the fiscal year ended April 24, 2015. This decrease was primarily due to lower SG&A costs in the Cardiac Surgery and CRM segments as compared to the Neuromodulation segment.

Research and Development (“R&D”) Expenses
R&D expenses consist of product design and development efforts, clinical trial programs and regulatory activities.
R&D expenses as a percentage of net sales for the year ended December 31, 2016 was 10.1%, a 2.6% decrease as compared to the prior equivalent period ended December 31, 2015, and R&D expenses as a percentage of net sales for the equivalent period ended December 31, 2015 decreased by 1.8% to 12.7% as compared to the fiscal year ended April 24, 2015. In addition, R&D expense as a percentage of net sales decreased by 1.5% to 14.5% for the fiscal year ended April 24, 2015 as compared to the fiscal year ended April 25, 2014. These decreases were primarily due to completion of work, adaption to longer developmental schedules or cancellation of work. These decreases were partially offset by $2.1 million of impairment losses related to our Centro generator project and certain other R&D projects in the fiscal year ended April 24, 2015.
Merger and Integration Expenses
Merger and integration expenses consist primarily of consulting costs associated with: computer systems integration efforts, organization structure integration, synergy and tax planning, as well as the integration of internal controls for the two legacy organizations. In addition, integration expenses include retention bonuses, branding and renaming efforts and lease cancellation penalties in Milan and Brussels.
For year ended December 31, 2016, we incurred $20.5 million in Merger and Integration expenses as compared to $64.5 million in the equivalent prior period ended December 31, 2015. This decrease is primarily related to expenses related to the Merger that occurred in October 2015, partially offset by an increase in Integration expenses.
Restructuring Expenses
We initiate restructuring plans to leverage economies of scale, streamline distribution and logistics and strengthen operational and administrative effectiveness in order to reduce overall costs. Restructuring expenses consist primarily of termination payments triggered by the Mergers or by the 2015 and 2016 Reorganization Plans as detailed in “Note 4. Restructuring Plans” in the consolidated financial statements in this Annual Report on Form 10-K. We estimate that these Plans will result in a net reduction of approximately 317 personnel of which 205 have occurred as of December 31, 2016.
Our 2015 and 2016 Reorganization Plans (the “Plans”) were initiated October 2015 and March 2016, respectively, in conjunction with the completion of the Mergers. The Plans include the closure of our R&D facility in Meylan, France and consolidation of its research and development (“R&D”) capabilities into our Clamart, France facility. In addition, during the fourth quarter of the year ended December 31, 2016, we initiated a plan to exit the Costa Rica manufacturing operation and transfer its operations to Houston, Texas.
We incurred restructuring charges of $55.9 million, including $5.7 million in impairment charges to our building and equipment in Costa Rica. In the equivalent prior period ended December 31, 2015, we incurred charges of $11.3 million. We expect to complete the exit of Costa Rica in the first half of 2017 and we expect to complete the 2015 and 2016 Reorganization Plans in the first half of 2018. There were no restructuring expenses in the comparative prior year periods.
The carrying value of the land and building in Costa Rica, after impairment, of $4.5 million, were reclassified to Other Current Assets as Assets Held for Sale in the consolidated balance sheet as of December 31, 2016.
Amortization of Intangibles
Amortization of intangibles includes the amortization of finite-lived intangible assets, primarily intellectual property and customer relationships, acquired at fair value in the Mergers in October 2015. Amortization of intangibles does not include amortization of the step-up of inventory to fair value at the Mergers, which was reported as a component of cost of sales. Prior to the Mergers, Cyberonics’ intangible asset amortization was primarily related to intellectual property utilized in R&D activities.
Goodwill Impairment
Our business consists of three operating Segments (which are our reporting units for goodwill impairment testing): our historical Cyberonics segment, Neuromodulation (“NM”) and the two historical Sorin segments, Cardiac Surgery (“CS”) and Cardiac Rhythm Management (“CRM”).
We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. As part of our annual goodwill impairment test as of October 1, 2016, we considered that certain sales targets were not achieved during the third quarter of 2016 and the reduction to our fourth quarter 2016 sales projections.

Our stock price also declined significantly during the fourth quarter, reaching a low following the Mergers of $40.84 on November 15, 2016. Our stock price traded between $40.84 and $60.99 during the fourth quarter of 2016 and averaged $49.31 during this period.
Management considered the reduction in third quarter sales and fourth quarter sales projections, in addition to a decline in our stock price, and based on a qualitative assessment concluded that the goodwill of the CRM and CS reporting units may be impaired. As a result, we performed the first step of the impairment test process by estimating the fair value of the reporting units using an income approach.
Based on the valuation performed as of October 1, 2016, the CRM reporting unit estimated fair value was less than its carrying value; therefore, we concluded that the CRM goodwill balance was impaired. For the second step of the impairment test, we compared the estimated fair value of the reporting unit to the fair value of all assets and liabilities of the reporting unit to calculate the implied fair value of goodwill. As a result, we recorded a non-cash loss on impairment totaling $18.3 million.
Litigation Settlement
During the fiscal year ended April 25, 2014, we segregated and reported the settlement of a lawsuit related to our 1988 patent license agreement with Dr. Jacob Zabara, resulting in a $7.4 million charge, before a tax benefit of $2.7 million.
Interest Expense
We incurred interest expense of $10.6 million for the year ended December 31, 2016 as compared to $1.5 million for the equivalent prior period ended December 31, 2015. The $9.1 million increase was partially due to a full year of interest expense for the year ended December 31, 2016 as compared to interest expense for debt acquired in the Mergers on October 19, 2015 through December 31, 2015. In addition, we accrued $5.7 million of income tax related interest expense for our inter-company sale of intellectual property, primarily during the second half of 2016.
Impairment of Investment
During the equivalent prior period ended December 31, 2015, we fully impaired our cost-method investment in Cerbomed, a European company developing a t-VNS device for epilepsy treatment, for a loss of $5.1 million.
Foreign Exchange (“FX”) and Other
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations. Foreign Exchange and Other consisted of net FX gains of $3.5 million for the year ended December 31, 2016, primarily the result of our inter-company financing arrangements, net of the impact of foreign currency derivative contracts established to hedge against exchange rate movements.
Foreign Exchange and Other consisted of net FX losses of $7.5 million for the equivalent prior period ended December 31, 2015, which included a loss of $5.6 million from both foreign currency derivative contracts established to hedge against exchange rate movements on the loan from the European Investment Bank and other loans. The loss on the hedge was recorded in our consolidated statements of income (loss), whereas the hedged instruments’ gains were recorded in comprehensive income in our consolidated financial statements.
Foreign Exchange and Other consisted of a gain of $0.5 million and a loss of $0.3 million for the fiscal years ended April 24, 2015 and April 25, 2014 respectively, which consisted primarily of foreign currency transaction gains and losses from historical Cyberonics operations, we operated in a number of international markets and were exposed to the impact of foreign currency exchange rate movements, particularly with respect to the U.S. dollar versus the euro. Our positions and transactions were not hedged.
Income Taxes
LivaNova PLC is domiciled and resident in the U.K. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries, and the income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary. As a result of the changes in the overall level of our income, the deployment of various tax strategies and the changes in tax laws, our consolidated effective income tax rate may vary from one reporting period to another.
During the year ended December 31, 2016, and the equivalent prior period ended December 31, 2015, we recorded income tax expense of $7.1 million and a benefit of $6.6 million, respectively, with effective income tax rates of (21.6)% and 29.2%, respectively.

During the fiscal year ended April 24, 2015 and the fiscal year ended April 25, 2014, we recorded income tax expense of $31.4 million and $25.0 million, respectively. Our consolidated effective tax rates were 35.2% and 31.3% during the same periods, respectively.
Our 2016 consolidated effective income tax rate includes the impact of various discrete tax items, primarily related to a reduction in valuation allowances in the U.S. related to capital loss carryforwards, offset by an increase in tax expense related to an unrecognized tax benefit from a tax position taken in prior years, and the impact of the non-deductible CRM reporting unit goodwill impairment.
Our consolidated effective income tax rate for the equivalent prior period ended December 31, 2015, includes the impact of various discrete tax items, primarily related to an increase in tax expense resulting from non-deductible transaction costs associated with the merger of Cyberonics and Sorin and an increase in tax expense due to the change in corporate income tax rate in Italy.
Losses from Equity Method Investments
We recognized losses of $22.6 million primarily for the impairment of Respicardia and our share of investee losses at Highlife, Caisson, Respicardia and MicroPort Sorin CRM for the year ended December 31, 2016.
In 2016 we declined to exercise or extend our option to purchase all of the issued and outstanding shares of Respicardia held by other investors. In addition, our analysis indicated that our carrying value in Respicardia might not be recoverable and the impairment was other than temporary. We estimated the fair value of our investment in Respicardia using information about past events, current conditions, and forecasts, including an estimate of future cash flows. As a result, we impaired our investment in Respicardia by $9.2 million. In November 2016, we terminated our distributor agreement with Respicardia; the distributor agreement had been a key component in the determination of whether our influence over Respicardia was significant, and as a result, we determined that we no longer had significant influence over Respicardia and transferred the investment to our cost method investments. Refer to “Note 14. Investments” in the consolidated financial statements in this Annual Report on Form 10-K for additional information.
We recognized losses of $3.3 million from our share of investee losses at Highlife, Caisson, Respicardia and MicroPort Sorin CRM during the equivalent prior period ended December 31, 2015. All the equity method investments were acquired in the Mergers and therefore investee losses were included in our consolidated statement of net income (loss) beginning October 19, 2015.
Significant Accounting Policies and Critical Accounting Estimates
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our most significant accounting policies are disclosed in “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” in the consolidated financial statements. New accounting pronouncements are disclosed in “Note 26. New Accounting Pronouncements” in the consolidated financial statements.
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
Business Combinations
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
Merger, Integration and Restructuring Charges

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
Intangible Assets
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
Amortization expense for developed technology is recorded in research and development and cost of goods sold. When the product is marketed, we amortize the remaining carrying value of the intangible asset to cost of goods sold. Amortization expense for trade name and customer relationships is recorded in selling, general and administrative expense. We evaluate our intangible assets each reporting period to determine whether events and circumstances indicate either a different useful life or impairment. If we change our estimate of the useful life of an asset, we amortize the carrying amount over the revised remaining useful life.
Impairment of Property and Equipment and Intangible Assets
We review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (a) sale prices for similar assets, (b) discounted estimated future cash flows using an appropriate discount rate and/or (c) estimated replacement cost. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
We evaluate the goodwill and indefinite-lived intangible assets for impairment at least annually on October 1st and whenever other facts and circumstances indicate that the carrying amounts of goodwill and other indefinite-lived intangible assets may not be recoverable. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). Our operating segments are deemed to be our reporting units. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. With respect to indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value of the indefinite-lived intangible asset is also charged to operations as an impairment loss.
Derivatives
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
We use currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. We do not enter into currency exchange rate derivative contracts for speculative purposes. All derivative instruments that qualify for hedge accounting are recorded at fair value on the consolidated balance sheets, as financial asset or liabilities (current or non-current) depending upon the gain or loss position of the contract and contract maturity date.
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
We use interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate movements and to reduce the risk of an increase in borrowing costs by converting floating-rate debt into fixed-rate debt. Under these agreements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to agreed-upon notional principal amounts. The interest rate swaps are structured to mirror the payment terms of the underlying loan. The fair value of the interest rate swaps is reported in the consolidated balance sheets financial assets or liabilities (current or non-current) depending upon the gain or loss position of the contract and the maturity of the future cash flows of the fair value of each contract. The effective portion of the gain or loss on these derivatives is reported as a component of accumulated other comprehensive income and reclassified to the statement of net income (loss) when the underlying position is settled. The non-effective portion is reported in interest expense in consolidated statement of income (loss).
Cost and Equity Method Investments
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
Stock-Based Compensation
Our stock option awards and stock appreciation rights compensation expense is based on the fair market value of our awards and is amortized ratably over the award vesting period. The fair market value is determined using the Black-Scholes option pricing methodology at the grant date. This methodology takes into account variables such as the future expected volatility of our stock price, the amount of time expected to elapse between the date of grant and the date of exercise and a risk-free interest rate. Fair values of stock option awards and stock appreciation rights issued in the future may vary significantly from fair values of awards issued in the current period depending on our estimates, and judgments regarding these variables, and therefore expense in future periods, may differ significantly from current-period expense. Refer to “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” accompanying the consolidated financial statements for further information related to key assumptions.

Income Taxes
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
We file federal and local tax returns in many jurisdictions throughout the world and are subject to income tax examinations for our fiscal year 1992 and subsequent years, with certain exceptions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and as a result, we establish reserves for uncertain tax positions, which require a significant degree of management judgment. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves for uncertain tax positions; however, the actual outcome of an audit can be significantly different than our expectations, which could have a material impact on our tax provision. The total amount of unrecognized tax benefit, as of December 31, 2016, if recognized, would reduce our income tax expense by approximately $22.4 million.
We are required to periodically assess the recoverability of our deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized.  To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. Changes in our assessment of the factors related to the recoverability of our deferred tax assets could result in materially different income tax provisions. As of December 31, 2016, we have valuation allowances of $51.5 million that are primarily related to net operating losses in certain jurisdictions and a capital loss carryforward. If the valuation allowances related to these items were to be released, our tax expense would be reduced by $51.5 million.
Other
On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit,” which has caused and may continue to cause significant volatility in capital and currency markets worldwide. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. The full impact of Brexit remains uncertain. A process of negotiation, which is likely to take two years or longer, will determine the future terms of the U.K.’s relationship with the European Union. It is unclear at this stage what financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect us. Management will continue to monitor and assess the potential impact of this event on an ongoing basis.
After the recent presidential election in the U.S., the Trump Administration has included as part of its agenda a potential reform of U.S. tax laws. In addition, the “Tax Reform Blueprint” published by the House of Representatives includes a framework of various issues that may affect our future tax position including, but not limited to, a reduction in the corporate tax rate, elimination of the interest deduction and border adjustability. The content of any final legislation, the timing for enactment, and the reporting periods that would be impacted cannot be determined at this time.

Liquidity and Capital Resources
Based on our current business plan, we believe that our existing cash and cash equivalents and future cash generated from operations will be sufficient to fund our expected operating needs, working capital requirements, R&D opportunities, capital expenditures and debt service requirements over the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements. Refer to “Note 16. Financing Arrangements” in the consolidated financial statements in this Annual Report on Form 10-K for additional information regarding our debt. Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” above.
Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents were as follows (in thousands):

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Operating activities	$90,151	$(9,288)	$79,676	$54,196
Investing activities	(38,246)	16,182	(9,765)	(34,412)
Financing activities	(124,309)	(18,127)	(48,256)	(37,267)
Effect of exchange rate changes on cash and cash equivalents	(420)	(341)	(767)	73
Net (decreases) increase	$(72,824)	$(11,574)	$20,888	$(17,410)
Operating Activities
Cash provided by operating activities for the year ended December 31, 2016 was $90.2 million. The net loss of $62.8 million for the year ended December 31, 2016 included $161.3 million of non-cash items.
During the transitional period April 25, 2015 to December 31, 2015, cash flow utilized in operating activities was $9.3 million, which was net of amortization of $36.3 million related to Sorin’s inventory written-up in the Mergers. $233.8 million of Sorin inventory were acquired as of October 19, 2015. In addition, we utilized operating cash for payment of accrued merger costs, which primarily accounted for the decrease in our balance of accounts payable and accrued liabilities of $32.8 million.
Cash provided by operating activities for the historical Cyberonics fiscal year ended April 24, 2015 increased as compared to fiscal year ended April 25, 2014 by $25.5 million to $79.7 million, primarily due to a $3.0 million increase in net income, an increase in non-cash operating expenses of $17.9 million and a decrease in cash outflow from operating assets and liabilities of $4.6 million. The increase in non-cash expenses as compared to the prior fiscal year was due primarily to the increase in the utilization of deferred tax assets of $14.6 million. The utilization of deferred tax assets related to (i) the usage of tax credits and net operating losses in Europe, (ii) an adjustment to deferred tax assets related to filing tax accounting method changes and (iii) an adjustment related to changes in the ownership structure in Europe. Accounts receivables improved cash flow by $8.0 million, due to the collection of $3.8 million from a single international customer in fiscal year 2015.  Payables and accrued liabilities added $5.5 million to operating cash flow due to increased balances in these accounts. Accruals for accounting and legal fees increased due to the Mergers, the effects of which were partially offset by a reduction to our bonus compensation accruals at year end as compared to the prior year end. Cash flow from operating assets and liabilities was partially offset by increased inventory purchases of $7.4 million, which was primarily due to increased purchases to ensure an adequate supply of our new programming tablets and increased inventory levels at our Costa Rica manufacturing plant.
Investing Activities
Cash used in investing activities was $38.2 million during the year ended December 31, 2016. We invested $36.5 million in property, plant and equipment. We also invested an additional $7.5 million in Caisson Series B Preferred Units, partially offset by the transfer of $7.0 million to cash and cash equivalents form short-term investments.
Cash provided in investing activities of $16.2 million during the transitional period April 25, 2015 to December 31, 2015 was due to the transfer of $20.0 million to cash and cash equivalents from short-term investments and an increase in cash of $12.5 million obtained in the business acquisition, offset by net investment activity of $16.4 million.

Cash used in investing activities was $9.8 million during the fiscal year ended April 24, 2015. We invested $1.9 million in commercial paper. We also invested $6.7 million in property, plant and equipment primarily due to construction of the Costa Rica manufacturing facility. We also invested an additional €1.0 million, or approximately $1.2 million, in Cerbomed, which was fully impaired during the transitional period April 25, 2015 to December 31, 2015.
Cash used in investing activities was $34.4 million during the fiscal year ended April 25, 2014. We invested $15.2 million in property plant and equipment for our headquarters building, our software systems infrastructure and our Costa Rica manufacturing facility. We increased our short-term investments in certificates of deposit by $10.0 million. Additionallly, we purchased $3.8 million in technology-based intangible assets primarily related to patents focused on sleep apnea treatment, the integration of magnetic resonance imaging compatibility for our leads and the development of our cardiac-based seizure detection capabilities. During the fiscal year ended April 25, 2014, we invested €1.0 million, or $1.4 million, in preferred stock of Cerbomed and $4.0 million in ImThera Medical, Inc. ImThera Medical, Inc. is developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea and Cerbomed was fully impaired in the transitional period April 25, 2015 to December 31, 2015.
Financing Activities
Cash used in financing activities during the year ended December 31, 2016 was $124.3 million, which includes $54.5 million to repurchase shares, a $33.7 million reduction in revolving credit facilities, repayment of advances on customer receivables of $23.8 million and repayment of long-term debt of $21.1 million. We also borrowed $7.2 million in additional long-term debt.
Cash used in financing activities during the transitional period April 25, 2015 to December 31, 2015 was $18.1 million, which included the repayment of long-term debt of $32.0 million, and the purchase of treasury shares for $7.3 million, partially offset by cash proceeds from net short-term debt borrowing of $11.1 million and stock based compensation activities of $8.8 million.
Cash used in financing activities during the fiscal year ended April 24, 2015 increased by $11.0 million as compared to fiscal to $48.3 million in the fiscal year ended April 24, 2014. Financing cash inflows decreased by $21.9 million due to decreased excess tax benefits from the utilization of equity-based net operating loss carry-forwards and $6.6 million in proceeds from the exercise of options for common stock. These effects were partially offset by the decreased cash outflow of $17.3 million for purchased treasury stock. On November 18, 2014, the Board authorized the repurchase of one million shares; however, in February 2015, our treasury stock purchase plan under Rule 10b5-1 of the Exchange Act (the “Plan”), entered into under the authority of the Board of Directors, terminated, and we stopped repurchasing shares of our stock.
Cash used in financing activities during fiscal year ended April 24, 2014 increased by $18.4 million as compared to fiscal year 2013. This increase was primarily due to increased treasury stock purchases of $39.3 million,  partially offset by increased cash inflow from excess tax benefits derived from the utilization of equity-based net operating loss carry-forward of $22.3 million.
Debt and Capital
Our capital structure consists of debt and equity. As of December 31, 2016, our total debt of $122.9 million was 7.2% of total equity of $1,706.9 million.
Debt Acquired in the Mergers
At the consummation of the Mergers on October 19, 2015, LivaNova acquired all of the outstanding debt of Sorin in the aggregate principal amount of $203.0 million payable to various financial and non-financial institutions. Prior to the Mergers Cyberonics had no debt.
Debt - Post Mergers
During the year ended December 31, 2016, we reduced outstanding revolving credit facilities by $33.7 million, repaid $21.1 million of long-term debt obligations and borrowed $7.2 million in additional long-term debt.
Factoring
During the year ended December 31, 2016, we reduced our obligation for advances on customer receivables by $24.5 million, thereby eliminating this form of financing.
Contractual Obligations
We have various contractual commitments that we expect to fund from existing cash, future operating cash flows and borrowings under our revolving credit facilities. The actual timing of the clinical commitment payments may vary based on the completion of milestones which are beyond our control. The following table summarizes our significant contractual obligations as of December 31, 2016 and the periods in which such obligations are due (in thousands):

	Less Than One Year	One to Three Years	Four to Five Years	Thereafter	Total Contractual Obligations
Principle payments on long-term debt	$21,327	$43,543	$28,876	$2,770	$96,516
Interest payments on long-term debt	887	1,140	338	38	2,403
Other commitments	1,191	1,500	1,500	750	4,941
Inventory supply contract obligations	17,285	7,031	110	202	24,628
Operating leases	18,839	32,230	22,680	22,891	96,640
Derivative instruments	942	1,140	252	—	2,334
Total contractual obligations (1)	$60,471	$86,584	$53,756	$26,651	$227,462

(1)
Contractual obligations do not include $22.4 million of unrecognized tax benefits, inclusive of interest and penalties, included on our consolidated balance sheet as of December 31, 2016. We are unable to specify with certainty the future periods in which we may be obligated to settle such amounts.

We have other commitments that we are contractually obligated to fulfill with cash under certain circumstances. These commitments include letters of credit to guarantee our performance as it relates to our contract bidding, VAT tax, tax appeals, and other obligations in various jurisdictions. Obligations under these guarantees are not normally called, as we typically comply with underlying performance requirements. As of December 31, 2016, we have collateral deposits of $0.4 million with respect to these agreements.
The following table summarizes our guarantees as of December 31, 2016 (in thousands):

	Less Than One Year	One to Three Years	Four to Five Years	Thereafter	Total Contractual Obligations
Guarantees on governmental bids (1)	$14,415	$6,468	$4,779	$1,833	$27,495
Guarantees - commercial (2)	6,073	2,440	820	139	9,472
Guarantees to tax authorities (3)	3,918	1,348	—	6,706	11,972
Total guarantees	$24,406	$10,256	$5,599	$8,678	$48,939

(1)	Government bid guarantees include such items as unconditional bank guarantees, irrevocable letters of credit and bid bonds.

(2)	Commercial guarantees include our lease and tenancy guarantees.

(3)	The guarantees to the governmental tax authorities consist primarily of the guarantee issued to the Italian VAT Authority.

(4)	We are unable to specify with certainty the future periods in which we may be obligated to settle such amounts.
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
Foreign Currency Exchange Rate Risk
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations. We maintain a foreign currency exchange rate risk management strategy that utilizes derivatives to reduce our exposure to unanticipated fluctuations in forecast revenue and costs and fair values of debt, inter-company debt and accounts receivables caused by changes in foreign currency exchange rates.

We mitigate our credit risk relating to counter-parties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counter-parties and by entering into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counter-parties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, or set-off provisions. Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counter-party upon the occurrence of certain events.
Based on our exposure to foreign currency exchange rate risk, a sensitivity analysis indicates that if the U.S. dollar had uniformly weakened or strengthened by 10% against the Pound Sterling and the Yen, the effect on our unrealized income or expense for our derivatives outstanding at December 31, 2015 would have been approximately $2.3 million.
Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.
If we were to incur a hypothetical 10% adverse change in foreign currency exchange rates, net unrealized losses associated with our foreign currency denominated assets and liabilities as of December 31, 2016, net of our hedging would not be material to our consolidated statement of financial position or results of operations.
Interest Rate Risk
We are subject to interest rate risk on our investments and debt. We manage a portion of our interest rate risk with contracts that swap floating-rate interest payments for fixed rate interest payments. If interest rates were to increase or decrease by 0.5%, the effects on our consolidated statement of income (loss) would not be material.
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
Factors Affecting Future Operating Results and Ordinary Share Price
The factors affecting our future operating results and ordinary share prices are disclosed in “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Information required under 7A. has been incorporated into “Item 7. Management’s discussion and Analysis of Financial Condition and Results of Operations - Market Risk.”
Item 8.  Financial Statements and Supplementary Data
The information required by this Item is incorporated by reference to the consolidated financial statements beginning on page F-1.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management’s assessment included an evaluation of the design and testing of the operational effectiveness of our internal control over financial reporting. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers S.p.A., an independent registered public accounting firm. Their report, dated March 1, 2017, is included in “Item 15. Exhibits, Financial Statement Schedules” in this Annual Report on Form 10-K.
(c)  Changes in Internal Control Over Financial Reporting
On October 19, 2015, the Mergers were consummated between Cyberonics and Sorin. We have completed the integration of the legacy Sorin businesses into our internal control over financial reporting processes. In executing this integration, we analyzed, evaluated, and, where necessary, made changes in controls and procedures related to the legacy Sorin businesses.
Except for the paragraph above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.
Item 11.  Executive Compensation
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.
Item 14.  Principal Accounting Fees and Services
Pursuant to general instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2017 Annual Meeting of Stockholders.

PART IV
Item 15.  Exhibits, Financial Statement Schedules
(1) Financial Statements
 The Consolidated Financial Statements of LivaNova PLC and its subsidiaries and the Report of Independent Registered Public Accounting Firms are included in this Annual Report on Form 10-K beginning on page F-1:
(2) Financial Statement Schedules
 All schedules required by Regulation S-X have been omitted as not applicable or not required, or the information required has been included in the notes to the consolidated financial statements.
(3) Index to Exhibits
 The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Form 10-K. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Transaction Agreement, dated March 23, 2015, by and among LivaNova PLC (f/k/a Sand Holdco Limited), Cyberonics, Inc., Sorin S.p.A. and Cypher Merger Sub, Inc.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	2.1
3.1	Articles of Association of LivaNova PLC	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	3.1
10.1	Service Agreement, dated September 8, 2015, between LivaNova PLC and Vivid Sehgal	LivaNova PLC Current Report on Form 8-K, filed on September 14, 2015	333-203510	10.1
10.2	Amendment and Restatement Agreement, dated October 2, 2015, by and among LivaNova PLC, Sorin S.p.A., Sorin CRM S.A.S., Sorin Group Italia S.r.l. and the European Investment Bank	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	10.1
10.3	Amended and Restated Finance Contract, dated October 19, 2015, by and among LivaNova PLC, Sorin CRM S.A.S., Sorin Group Italia S.r.l. and the European Investment Bank	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	10.2
10.4	Form of Deed of Indemnification (Directors), each effective October 19, 2015	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	10.3
10.5	Form of Deed of Indemnification (Officers), each effective October 19, 2015	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	10.4
10.6	LivaNova PLC 2015 Incentive Award Plan and related Sub-Plan for U.K. Participants, adopted on October 16, 2015	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.1

10.7	Form of Stock Appreciation Right Grant Notice and Stock Appreciation Right Agreement under the LivaNova PLC 2015 Incentive Award Sub-Plan (Non-U.S. Form)	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.2
10.8	Form of Stock Appreciation Right Grant Notice and Stock Appreciation Right Agreement under the LivaNova PLC 2015 Incentive Award Plan (U.S. Form)	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.3
10.9†	LivaNova PLC Non-Employee Director Compensation Policy, adopted on October 19, 2015	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.4
10.10†	Director Appointment Letters for Non-Employee Directors, dated the dates indicated therein	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.5
10.11†	Form of Director Restricted Stock Unit Award Grant Notice and Director Restricted Stock Unit Award Agreement under the LivaNova PLC 2015 Incentive Award Plan (Non-Employee Directors)	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.6
10.12†	Service Agreement, dated October 19, 2015, between LivaNova PLC and André-Michel Ballester	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.7
10.13†	Side Letter, dated October 19, 2015, issued to André-Michel Ballester	LivaNova PLC Current Report on Form 8-K12B, filed on October 19, 2015	001-37599	10.8
10.14†	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the LivaNova PLC 2015 Incentive Award Sub-Plan (André-Michel Ballester)	LivaNova PLC Current Report on Form 8-K, filed on November 24, 2015	001-37599	10.1
10.15	Support Agreement, dated February 26, 2015, by and among Cyberonics, Inc., Mittel S.p.A., Equinox Two S.c.a., Tower 6 S.à.r.l., Ghea S.r.l., Bios S.p.A. and Tower 6Bis S.à.r.l.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-2
10.16	Support Agreement, dated February 26, 2015, between Cyberonics, Inc. and André-Michel Ballester	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-3
10.17	Support Agreement, dated February 26, 2015, between Cyberonics, Inc. and Rosario Bifulco	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-4
10.18	Support Agreement, dated February 26, 2015, between Sorin S.p.A. and Daniel J. Moore	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-5
10.19	Support Agreement, dated February 26, 2015, between Sorin S.p.A. and Hugh M. Morrison	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	Annex A-6
10.2	Joint Venture Contract, dated January 9, 2014 between Sorin CRM Holdings SAS and Shanghai MicroPort Medical (Group) Co., Ltd.	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.2

10.21	Capital Increase and Accession Agreement in relation to MicroPort WeiBo Medical Devices (Shanghai) Co. Ltd., dated January 9, 2014, by and among Shanghai MicroPort Medical (Group) Co., Ltd., Sorin CRM Holdings SAS and MicroPort WeiBo Medical Devices (Shanghai) Co. Ltd.	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.2
10.22	Amendment Agreement, dated May 19, 2014, to the Joint Venture Contract and Articles of Association in respect of MicroPort Sorin CRM (Shanghai) Co., Ltd.	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.2
10.23	Amendment Agreement (2), dated 9 January 2014 to the Joint Venture Contract in respect of MicroPort Sorin CRM (Shanghai) Co., Ltd.	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.2
10.24†	Employment Letter, dated January 12, 2016, to R. Jason Richey	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.2
10.25	Gruppo Sorin R&D Finance Contract, dated May 6, 2014, between the European Investment Bank and Sorin S.p.A., Sorin CRM S.A.S. and Sorin Group Italia S.r.l.	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.3
10.26†	Amendment to Restricted Stock Unit Agreement, dated February 17, 2016, between LivaNova PLC and André-Michel Ballester	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.3
10.27†	Cyberonics, Inc. 2009 Stock Plan, as amended,	Cyberonics, Inc. Proxy Statement on Schedule 14A, filed on August 2, 2012	000-19806	App. A
10.28†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan, as amended	Cyberonics, Inc. Quarterly Report on Form 10-Q for the Cyberonics, Inc. fiscal quarter ended October 24, 2008	000-19806	10.3
10.29†	Letter regarding Change In Control Severance Payment, dated February 26, 2015, to Edward Andrle	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.29
10.30†	2015 Amendment to Employment Contract, dated February 4, 2008, between Sorin Groupe France SAS and Michel Darnaud	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.3
10.31†	2015 Amendment to the Employment Contract, dated July 15, 2005, between Sorin CRM SAS and Stéfano Di Lullo, executed in 2015	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.31
10.32†	Letter regarding Change in Control Severance Payment, dated February 26, 2015, to Jacques Gutedel	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.32
10.33†	Letter regarding Change in Control Severance Payment, dated February 26, 2015, to Pritpal Shinmar	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.33
10.34†	Letter regarding Termination of Employment and Compensation, dated February 26, 2015, to Brian Sheridan	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.34
10.35†	Severance Agreement, dated September 30, 2002, between Cyberonics, Inc. and R. Jason Richey	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.35
10.36†	Amendment to Severance Agreement, dated 23 December 2008, between Cyberonics, Inc. and R. Jason Richey	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.36

10.37†	Employment Letter, dated August 30, 2010 to Edward Andrle	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.37
10.38†	Expatriate Assignment Letter, dated December 29, 2010 to Edward Andrle	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.38
10.39†	Extension of Expatriate Assignment Letter, dated July 23, 2014 to Edward Andrle	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.39
10.40†	Employment Letter, dated January 2013, to Pritpal Shinmar	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.4
10.41†	Employment Agreement effective March 1, 2009, between Sorin Group International SA and Jacques Gutedel	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.41
10.42†	Employment Letter, dated November 14, 2003, to Brian Sheridan	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.42
10.43†	Employment Agreement, effective January 1, 2015 between David S. Wise and Cyberonics, Inc.	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.43
10.44†	Employment Agreement, effective November 1, 2005, between Ela Medical SAS and Stéfano di Lullo	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.44
10.45†	Employment Agreement Amendment letter, dated 23 December 2008, to Stéfano Di Lullo	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.45
10.46†	Employment Letter, dated 28 January 2008, to Michel Darnaud	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.46
10.47†	Employment Letter, dated June 20, 2008 to Piero Vecchi	LivaNova Plc Annual Report on Form 10-K/T, filed on March 4, 2016.	001-37599	10.47
10.48†	Letter Agreement dated July 1, 2016 between Mr Douglas Manko and Cyberonics Inc., a wholly owned subsidiary of LivaNova Plc	LivaNova Plc Quarterly Report on Form 10-Q, filed on November 2, 2016.	001-37599	10.48
10.49†	Amendment Agreement between Mr Jacques Gutedel dated July 6, 2016 and LivaNova Switzerland S.A., a subsidiary of LivaNova to amend Mr Gutedel’s existing employment agreement dated March 1, 2009.	LivaNova Plc Quarterly Report on Form 10-Q, filed on November 2, 2016.	001-37599	10.49
10.50†	Service Agreement dated October 3, 2016 between Mr Damien McDonald and LivaNova Plc	LivaNova Plc Current Report on Form 8-K, filed on August 1, 2016.	001-37599	10.1
10.51†	Side Letter effective October 3, 2016 between Mr Damien McDonald and LivaNova Plc	LivaNova Plc Current Report on Form 8-K, filed on August 1, 2016.	001-37599	10.2
10.52†	Termination and Settlement Agreement dated August 3, 2016 between Mr Michel Darnaud and LivaNova France SAS	LivaNova Plc Current Report on Form 8-K, filed on August 5, 2016.	001-37599	10.1
10.53†	Consulting Agreement effective August 4, 2016 between Mr Michel Darnaud and LivaNova France SAS	LivaNova Plc Current Report on Form 8-K, filed on August 5, 2016.	001-37599	10.2
10.54	Form of Share Repurchase Contract approved by shareholders at the 2016 Annual Meeting of Shareholders	LivaNova Plc Proxy Statement on Schedule 14A filed on May 16, 2016	001-37599	Annex A

10.55	Form of Rule 10b5-1 Repurchase Plan approved by shareholders at the 2016 Annual Meeting of Shareholders	LivaNova Plc Proxy Statement on Schedule 14A filed on May 16, 2016	001-37599	Annex B
10.56	Board approval of Share Repurchase Programme on August 2, 2016	LivaNova Plc Current Report on Form 8-K, filed on August 2, 2016	001-37599
10.57	$40m Revolving Facility Agreement between LivaNova Plc and Barclays Bank Plc	LivaNova Plc Quarterly Report on Form 10-Q, filed on November 2, 2016	001-37599	10.57
10.58*†	Settlement Agreement between Andre-Michel Ballester and LivaNova Plc dated December 21, 2016
10.59*†	Consultancy Agreement between Andre-Michel Ballester and LivaNova Plc dated December 26, 2016
10.61	Board approval of an amendment to the Share Repurchase Programme	LivaNova Plc Current Report on Form 8-K, filed on November 15, 2016.	001-37599
21.1*	List of Subsidiaries of LivaNova PLC
23.1*	Consent of PricewaterhouseCoopers S.p.A.
23.2*	Consent of KPMG LLP
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statement of Income for the year ended December 31, 2016, the transitional period April 25, 2015 to December 31, 2015 and the fiscal years ended April 24, 2015 and April 25, 2014, (ii) the Consolidated Statement of Comprehensive Income for the year ended December 31, 2016, the transitional period April 25, 2015 to December 31, 2015, and the fiscal years ended April 24, 2015 and April 25, 2014, (iii) the Consolidated Balance Sheet as of December 31, 2016, December 31, 2015, and April 24, 2015, (iv) the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2016, the transitional period April 25, 2015 to December 31, 2015, and the fiscal years ended April 24, 2015 and April 25, 2014, (v) the Consolidated Statement of Cash Flows for the year ended December 31, 2016, the transitional period April 25, 2015 to December 31, 2015, and the fiscal years ended April 24, 2015 and April 25, 2014,  and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVANOVA PLC

By:	/s/ VIVID SEHGAL
Vivid Sehgal
Chief Financial Officer
(Principal Financial Officer)

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL J. MOORE Daniel J. Moore	Chairman of the Board of Directors	March 1, 2017

/s/ DAMIEN MCDONALD Damien McDonald	Director, Chief Executive Officer (Principal Executive Officer)	March 1, 2017

/s/ VIVID SEHGAL Vivid Sehgal	Chief Financial Officer (Principal Financial Officer)	March 1, 2017

/s/ DOUG MANKO Doug Manko	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017

/s/ FRANCESCO BIANCHI Francesco Bianchi	Director	March 1, 2017

/s/ STEFANO GIANOTTI Stefano Gianotti	Director	March 1, 2017

/s/ HUGH M. MORRISON Hugh M. Morrison	Director	March 1, 2017

/s/ ALFRED J. NOVAK Alfred J. Novak	Director	March 1, 2017

/s/ SHARON O'KANE Sharon O'Kane, Ph.D.	Director	March 1, 2017

/s/ ARTHUR ROSENTHAL Arthur Rosenthal, Ph.D.	Director	March 1, 2017

/s/ ANDREA L. SAIA Andrea L. Saia	Director	March 1, 2017

CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2016, the transitional period ended December 31, 2015, and the fiscal years ended April 24, 2015 and April 25, 2014
TOGETHER WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
LivaNova PLC:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of LivaNova PLC and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2016 and the transitional period from April 25, 2015 to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers SpA
Milan, Italy
March 1, 2017

Report of Independent Registered Public Accounting Firm
Cyberonics, Inc.:
We have audited the accompanying consolidated balance sheet of Cyberonics, Inc. and subsidiaries as of April 24, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fifty-two weeks ended April 24, 2015 and April 25, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberonics, Inc. and subsidiaries as of April 24, 2015, and the results of their operations and their cash flows for each of the fifty-two weeks ended April 24, 2015 and April 25, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
June 15, 2015

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands except per share amounts)

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Net sales	$1,213,925	$415,707	$291,558	$282,014
Cost of sales	471,986	143,843	27,311	27,355
Product remediation	37,534	—	—	—
Gross profit	704,405	271,864	264,247	254,659
Operating expenses:
Selling, general and administrative	469,234	169,180	123,619	120,642
Research and development	122,454	51,420	42,245	45,220
Merger and integration expenses	20,537	55,787	8,692	—
Restructuring expenses	55,943	11,323	—	—
Amortization of intangibles	45,511	9,734	1,039	1,342
Goodwill impairment	18,348	—	—	—
Litigation settlement	—	—	—	7,443
Total operating expenses	732,027	297,444	175,595	174,647
(Loss) income from operations	(27,622)	(25,580)	88,652	80,012
Interest income	1,698	392	184	182
Interest expense	(10,616)	(1,509)	(21)	(20)
Impairment of investment	—	(5,062)	—	—
Foreign exchange and other - gain (loss)	3,491	(7,522)	479	(295)
(Loss) income before income taxes	(33,049)	(39,281)	89,294	79,879
Income tax expense (benefit)	7,128	(12,976)	31,446	24,989
Losses from equity method investments	(22,612)	(3,308)	—	—
Net (loss) income	$(62,789)	$(29,613)	$57,848	$54,890

Basic (loss) income per share	$(1.29)	$(0.90)	$2.19	$2.02
Diluted (loss) income per share	$(1.29)	$(0.90)	$2.17	$2.00
Shares used in computing basic (loss) income per share	48,860	32,741	26,391	27,143
Shares used in computing diluted (loss) income per share	48,860	32,741	26,626	27,466

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Net (loss) income	$(62,789)	$(29,613)	$57,848	$54,890
Other comprehensive (loss) income:
Net change in unrealized gain on derivatives	3,930	1,274	—	—
Tax effect	(1,199)	(386)	—	—
Net of tax	2,731	888	—	—
Foreign currency translation adjustment, net of tax	(16,990)	(51,715)	(3,856)	287
Total other comprehensive (loss) income	(14,259)	(50,827)	(3,856)	287
Total comprehensive (loss) income	$(77,048)	$(80,440)	$53,992	$55,177

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2016	December 31, 2015	April 24, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$39,789	$112,613	$124,187
Short-term investments	—	6,997	27,020
Accounts receivable, net	275,730	272,352	50,569
Inventories	183,489	212,448	23,963
Prepaid and refundable income taxes	60,615	42,425	2,971
Deferred tax assets, net	—	—	7,199
Prepaid expenses and other current assets	60,450	26,579	4,812
Total Current Assets	620,073	673,414	240,721
Property, plant and equipment, net	223,842	244,587	40,287
Goodwill	691,712	745,356	—
Intangible assets, net	609,197	658,942	10,168
Investments	61,092	77,486	17,127
Deferred tax assets, net	6,017	153,509	6,078
Other assets	130,698	5,445	1,563
Total Assets	$2,342,631	$2,558,739	$315,944
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$47,650	$82,513	$—
Accounts payable	92,952	109,588	7,251
Accrued liabilities	75,567	63,047	8,334
Income taxes payable	22,340	26,699	2,083
Accrued employee compensation and related benefits liability	78,302	77,274	13,781
Total Current Liabilities	316,811	359,121	31,449
Long-term debt obligations	75,215	91,791	—
Deferred income taxes liability	172,541	235,483	—
Long-term employee compensation and related benefits liability	31,668	31,139	1,311
Other long-term liabilities	39,487	29,743	6,610
Total Liabilities	635,722	747,277	39,370
Commitments and contingencies (Note 18)	—
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited authorized; 48,156,690 shares issued and 48,028,413 outstanding at December 31, 2016; 48,868,305 shares issued and outstanding at December 31, 2015	74,578	75,444	—
Common Stock, canceled October 19, 2015; $.01 par, shares issued and outstanding of 32,054,236 and 25,996,102 at April 24, 2015, respectively	—	—	321
Additional paid-in capital	1,719,893	1,742,032	445,362
Treasury stock at cost, 128,277 ordinary shares at December 31, 2016; canceled at October 19, 2015 and 6,058,134 common shares at April 24, 2015	(4,500)	—	(243,535)
Accumulated other comprehensive (loss)	(68,487)	(54,228)	(3,401)
Accumulated (loss) earnings	(14,575)	48,214	77,827
Total Stockholders’ Equity	1,706,909	1,811,462	276,574
Total Liabilities and Stockholders’ Equity	$2,342,631	$2,558,739	$315,944

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
(In thousands)

			Additional		Accumulated Other	Accumulated	Total
	Common / Ordinary		Paid-In	Treasury	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	(Loss)	Equity
Balance at April 26, 2013	31,289	$313	$380,159	$(116,161)	$168	$(34,911)	$229,568
Stock-based compensation plans	531	5	19,635	—	—	—	19,640
Tax benefits from stock-based compensation plans	—	—	27,073	—	—	—	27,073
Purchase of Common Stock	—	—	—	(72,358)	—	—	(72,358)
Net income	—	—	—	—	—	54,890	54,890
Other comprehensive income	—	—	—	—	287	—	287
Balance at April 25, 2014	31,820	$318	$426,867	$(188,519)	$455	$19,979	$259,100
Stock-based compensation plans	234	3	13,964	—	—	—	13,967
Tax benefits from stock-based compensation plans	—	—	4,531	—	—	—	4,531
Purchase of Common Stock	—	—	—	(55,016)	—	—	(55,016)
Net income	—	—	—	—	—	57,848	57,848
Other comprehensive loss	—	—	—	—	(3,856)	—	(3,856)
Balance at April 24, 2015	32,054	$321	$445,362	$(243,535)	$(3,401)	$77,827	$276,574
Stock-based compensation plans	86	1	21,100	—	—	—	21,101
Treasury stock	—	—	—	(7,350)	—	—	(7,350)
Cancellation of Cyberonics stock	(32,140)	(322)	(466,462)	250,885	—	—	(215,899)
Sub-total	—	—	—	—	(3,401)	77,827	74,426
Issuance of LivaNova ordinary shares for Cyberonics stock and equity awards	26,046	40,213	175,686	—	—	—	215,899
Issuance of LivaNova ordinary shares for Sorin stock and equity awards	22,673	35,005	1,554,078	—	—	—	1,589,083
Stock-based compensation plans	149	226	12,268	—	—	—	12,494
Net loss	—	—	—	—	—	(29,613)	(29,613)
Other comprehensive loss	—	—	—	—	(50,827)	—	(50,827)
Balance at December 31, 2015	48,868	75,444	1,742,032	—	(54,228)	48,214	1,811,462
Stock-based compensation plans	282	391	26,591	—	—	—	26,982
Share repurchases	(993)	(1,257)	(48,730)	(4,500)	—	—	(54,487)
Net loss	—	—	—	—	—	(62,789)	(62,789)
Other comprehensive loss	—	—	—	—	(14,259)	—	(14,259)
Balance at December 31, 2016	48,157	$74,578	$1,719,893	$(4,500)	$(68,487)	$(14,575)	$1,706,909

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Cash Flows From Operating Activities:
Net (loss) income	$(62,789)	$(29,613)	$57,848	$54,890
Non-cash items included in net (loss) income:
Depreciation	39,852	10,766	5,768	4,289
Amortization	45,511	9,734	1,039	1,342
Stock-based compensation	19,569	31,030	11,940	11,240
Amortization of income taxes payable on intercompany transfers	25,952	12,719	—	—
Deferred income tax (benefit) expense	(26,711)	(39,766)	9,400	(5,201)
Impairment of goodwill	18,348	—	—	—
Impairment of property, plant and equipment	5,971	—	—	—
Impairment of investments	—	5,127	—	—
Loss from equity method investments	22,612	3,308	—	—
Other	10,217	10,492	14	(1,334)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,448)	(15,850)	(2,654)	(10,656)
Inventories	26,703	36,326	(7,113)	254
Other current and non-current assets	(32,686)	(10,390)	(2,112)	(2,716)
Restructuring reserve	12,405	(4,720)	—	—
Accounts payable and accrued current and non-current liabilities	1,645	(28,451)	5,546	2,088
Net cash provided by (used in) operating activities	90,151	(9,288)	79,676	54,196
Cash Flow From Investing Activities:
Purchase of short-term investments	(7,054)	(13,990)	(31,985)	(39,985)
Maturities of short-term investments	14,051	34,013	30,089	29,990
Purchase of property, plant and equipment	(36,484)	(16,057)	(6,687)	(15,222)
Intangible assets purchases	(1,878)	(1,229)	—	(3,839)
Proceeds from asset sales	1,145	948	—	—
Purchases of equity and cost method investments	(8,026)	—	(1,182)	(5,356)
Cash obtained in the Merger	—	12,497	—	—
Net cash (used in) provided by investing activities	(38,246)	16,182	(9,765)	(34,412)
Cash Flows From Financing Activities:
Short-term (repayments) borrowing, net	(33,708)	11,112	—	—
Proceeds from long-term debt obligations	7,231	—	—	—
Repayment of long-term debt obligations	(21,109)	(31,968)	—	—
Repayment of trade receivable advances	(23,779)	—	—	—
Loans to equity method investees	(6,270)	—	—	—
Share repurchases	(54,487)	(7,350)	(55,015)	(72,359)
Proceeds from exercise of options for stock	8,332	6,480	3,184	9,737
Cash settlement of compensation-based stock units	(2,724)	(708)	(1,171)	(1,323)
Realized excess tax benefits - stock-based compensation	2,060	3,050	4,746	26,678
Other financial assets and liabilities	145	1,257	—	—
Net cash used in financing activities	(124,309)	(18,127)	(48,256)	(37,267)
Effect of exchange rate changes on cash and cash equivalents	(420)	(341)	(767)	73
Net (decrease) increase in cash and cash equivalents	(72,824)	(11,574)	20,888	(17,410)
Cash and cash equivalents at beginning of period	112,613	124,187	103,299	120,709
Cash and cash equivalents at end of period	$39,789	$112,613	$124,187	$103,299
Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	7,371	815	1	4
Cash paid for income taxes	47,808	22,738	15,577	4,296
Supplementary Disclosure of Non-Cash Financing Activity:
Acquisition financed by ordinary shares of LivaNova	—	1,589,083	—	—

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 1.  Nature of Operations
Background
LivaNova PLC and its subsidiaries (collectively, the “Company”, “LivaNova”, “we”, or “our”), the successor registrant to Cyberonics, Inc., was organized under the laws of England and Wales on February 20, 2015 for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation (“Cyberonics”) and Sorin S.p.A., a joint stock company organized under the laws of Italy (“Sorin”). As a result of the business combination, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin. This business combination became effective on October 19, 2015, at which time LivaNova’s ordinary shares were listed for trading on the NASDAQ Global Market (“NASDAQ”) and on the London Stock Exchange (the “LSE”) as a standard listing under the trading symbol “LIVN”. On February 23, 2017, we announced our voluntary cancellation of our standard listing of ordinary shares with the London Stock Exchange due to the low volume of our ordinary share trading on the London Stock Exchange. Trading will cease at the close of business on April 4, 2017. LivaNova PLC is headquartered in London, United Kingdom (“U.K.”).
Description of the business
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
Description of the Mergers
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
Note 2.  Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies
The Mergers
On October 19, 2015, as further described herein, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin. Based on the structure of the Mergers, management determined that Cyberonics was considered to be the accounting acquirer and predecessor for accounting purposes.
The purchase price allocation recorded and reported in the Transition Report on Form 10-KT for the fiscal period that began April 25, 2015 and ended December 31, 2015, as amended (the “2015 Form 10-KT”), was based on a preliminary acquisition valuation and included the use of estimates based on information that was available to management at the time. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. We finalized our appraisals and estimates which resulted in a change in the valuation of assets acquired, liabilities assumed, goodwill recognized and the related impact on deferred taxes and cumulative translation adjustments as a result of analysis of the facts and circumstances that existed at the time of the acquisition, and we recorded our adjustments during the quarters ended June 30, 2016 and September 30, 2016. Refer to “Note 3. Business Combinations” for further information regarding the adjustments.

Basis of Presentation
The accompanying consolidated financial statements of LivaNova at December 31, 2016 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S.” and such principles, “U.S. GAAP”) and the instructions to Form 10-K and Article 3 and Article 5 of Regulation S-X.
Reporting Periods
In this Report on Form 10-K, LivaNova, as the successor company to Cyberonics, is reporting the results for:

•	LivaNova and its consolidated subsidiaries for the year ended December 31, 2016.

•
A transitional period, April 25, 2015 to December 31, 2015, filed on Form 10-K/T. This transitional report is the result of the change from Cyberonics’ fiscal year ending the last Friday in April before the Mergers to a calendar year ending December 31st after the Mergers. The transitional period included the business activities of Cyberonics and its consolidated subsidiaries for the period April 25, 2015 to October 18, 2015, and the consolidated results of the combined businesses of LivaNova (Cyberonics and Sorin) for the period October 19, 2015 through December 31, 2015.

•	LivaNova is also reporting the historical results of Cyberonics and its consolidated subsidiaries for the fiscal years ended April 24, 2015 and April 25, 2014.
Consolidation
The accompanying consolidated financial statements for LivaNova include LivaNova’s wholly owned subsidiaries and the LivaNova PLC Employee Benefit Trust (“the Trust”). The accompanying consolidated financial statements for Cyberonics include Cyberonics’ wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in such financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions we may undertake in the future. Estimates are used in accounting for, among other items, valuation and amortization of intangible assets, goodwill, measurement of deferred tax assets and liabilities, uncertain income tax positions, stock-based compensation, obsolete and slow-moving inventories, and in general, allocations to provisions and the fair value of assets and liabilities recorded in a business combination. Actual results could differ materially from those estimates.
Merger, Integration and Restructuring Charges
As a result of the Mergers, we incurred merger, integration and restructuring charges and reported them separately as operating expenses in the consolidated statements of income (loss).

•
Merger expenses consisted of expenses directly related to the Mergers, such as professional fees for legal services, accounting services, due diligence, a fairness opinion and the preparation of registration and regulatory filings in the United States and Europe, as well as investment banking fees.

•
Integration expenses consisted of consultancy fees with regard to: our systems integration, organization structure integration, finance, synergy and tax planning, the transition to U.S. GAAP for Sorin, our London Stock Exchange listing and certain re-branding efforts.

•
After the consummation of the Mergers between Cyberonics and Sorin in October 2015, we initiated several restructuring plans (the “Restructuring Plans”) to combine our business operations. We identified costs incurred and liabilities assumed for the Restructuring Plans. The Restructuring Plans are intended to leverage economies of scale, eliminate duplicate corporate expenses, streamline distributions and logistics and office functions in order to reduce overall costs.

Reclassifications
The following reclassifications have been made to conform the prior year consolidated statements of income (loss), consolidated balance sheets and consolidated statements of cash flows with current year presentation:

•
Amortization expense of $9.7 million, $1.0 million and $1.3 million was reclassified from Cost of Sales, SG&A and R&D expense and reported separately in the accompanying consolidated statements of income (loss), for the transitional period April 25, 2015 to December 31, 2015, and the fiscal years ended April 24, 2015 and April 25, 2014, respectively, in order to conform with the year ended December 31, 2016.

•
Prepaid income taxes were reclassified into Prepaid and Refundable Income Taxes from Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet for the fiscal year ended April 24, 2015 in the amount of $3.0 million in order to conform with subsequent period presentations.

•
Income taxes payable was reported separately as a current liability, rather than as an Other Current Liability, in the accompanying consolidated balance sheet for the fiscal year ended April 24, 2015 in the amount of $2.1 million in order to conform with subsequent period presentations.

•
Accrued employee compensation and related benefits was reported separately as a current liability, rather than included with Accrued Liabilities, in the accompanying consolidated balance sheets for the transitional period April 25, 2015 to December 31, 2015 in the amount of $77.3 million, and for the fiscal year ended April 24, 2015 in the amount of $13.8 million in order to conform with the year ended December 31, 2016.

•
Long-term employee compensation and related benefits liability was reported separately as a long-term liability, rather than included with Other Long-Term Liabilities, in the accompanying consolidated balance sheets for the fiscal year ended April 24, 2015 in the amounts of $1.3 million in order to conform with subsequent period presentations.

•
Certain previously reported amounts in the accompanying consolidated statements of cash flows for the transitional period April 25, 2015 to December 31, 2015, the fiscal year ended April 24, 2015 and the fiscal year ended April 25, 2014 have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less, consisting of demand deposit accounts and money market mutual funds, to be cash equivalents and are carried in the balance sheet at cost, which approximated their fair value. We carried $0.0 million, $41.1 million and $28.3 million in money market mutual funds at December 31, 2016, December 31, 2015 and April 24, 2015, respectively.
Accounts Receivable
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
Inventories
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
Property, Plant and Equipment (“PP&E”)
Assets held and used
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

Assets held for sale
We classify long-lived assets as held for sale in the period in which we commit to a plan to sell the asset, the asset is available for immediate sale, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and the sale of the asset is probable. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell and depreciation is discontinued. We recognize a loss for any excess of carrying value over the fair value less cost to sell. See “Note 4. Restructuring Plans” for information regarding our Costa Rica manufacturing facility that was classified as held for sale at December 31, 2016.
Business Combinations and Goodwill
We allocate the amounts we pay for an acquisition to the assets we acquire and liabilities we assume based on their fair values at the date of acquisition, including property, plant and equipment, inventories, accounts receivable, long-term debt, and identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination, including in-process research and development, on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. Transaction costs associated with these acquisitions are expensed as incurred and are reported as operating expenses. We assigned goodwill arising from the Mergers to the Cardiac Surgery, Cardiac Rhythm Management and Neuromodulation reporting units. We recognize adjustments to the provisional amounts identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date.
Intangible Assets, Other than Goodwill
Intangible assets shown on the consolidated balance sheets are finite-lived assets. Developed technology rights consist primarily of existing technology and technical capabilities acquired from Sorin in the Mergers that were recorded at their respective fair values as of the acquisition date which includes patents, related know-how and licensed patent rights that represent assets expected to generate future economic benefits. Trademarks and trade names include Sorin trade name acquired as part of the Mergers. Customer relationships consist of relationships with hospitals and cardiac surgeons in the countries where we operate. Other intangible assets consist of favorable leases acquired from Sorin in the Mergers. We amortize our intangible assets over their useful lives using the straight-line method.
Amortization expense is disclosed separately in the consolidated statement of net income (loss). We evaluate our intangible assets each reporting period to determine whether events and circumstances indicate either a different useful life or impairment. If we change our estimate of the useful life of an asset, we amortize the carrying amount over the revised remaining useful life.
Impairments of Long-Lived Assets, Investments and Goodwill
PP&E, intangible assets and investments
We evaluate the carrying value of our long-lived assets and investments when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses.
For PP&E and intangible assets used in our operations, recoverability generally is determined by comparing the carrying value of an asset, or group of assets to their expected undiscounted future cash flows. If the carrying value of an asset (asset group) is not recoverable, the amount of impairment loss is measured as the difference between the carrying value of the asset (asset group) and its estimated fair value. The asset grouping as well as the determination of expected undiscounted cash flow amounts requires significant judgments, estimates, and assumptions, including cash flows generated upon disposition. We generally measure fair value by considering sale prices for similar assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
Goodwill
We conduct impairment testing of our goodwill on October 1st each year. We test goodwill between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Testing is performed at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly viewed by management. The reporting units we use for goodwill impairment testing are Neuromodulation (“NM”), Cardiac Surgery (“CS”) and Cardiac Rhythm Management (“CRM”).
We assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting units is less than its carrying amount, including goodwill. We assess such qualitative factors as expectation of a sale or disposal of a long-lived asset or asset group, adverse changes in market or competitive conditions, sustained declines in our stock price, an adverse change in legal factors or business climate in the markets in which we operate and operating cash flows. We also consider the results of prior reporting unit fair value calculations, if any, in our considerations. If we elect to perform a quantitative assessment of goodwill, a qualitative assessment is unnecessary.
If we determine that goodwill is more-likely-than-not impaired, or if we elect to perform quantitative testing, we perform the first step of the two-step goodwill impairment test. We first identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. Fair value refers to the price that would be received if we were to sell the unit as a whole in an orderly transaction. If the carrying amount of our reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying value of the reporting unit exceeds its fair value, we perform step 2 of the goodwill impairment test and determine if the carrying amount of the reporting unit exceeds the implied fair value of the goodwill. We recognize goodwill impairment for this excess up to and including the carrying amount of the goodwill.
If the aggregate fair value of our reporting units exceeds our market capitalization, we evaluate the reasonableness of the implied control premium which includes a comparison to implied control premiums from recent market transactions within our industry or other relevant benchmark data.
Goodwill impairment evaluations are highly subjective. In most instances, they involve expectations of future cash flows that reflect our judgments and assumptions regarding future industry conditions and operations. The estimates, judgments and assumptions used in the application of our goodwill impairment policies reflect both historical experience and an assessment of current operational, industry, market, economic and political environments. The use of different estimates, judgments, assumptions and expectations regarding future industry and market conditions and operations would likely result in materially different asset carrying values and operating results.
Quantitative factors used to determine the fair value of the reporting units reflect our best estimates, and we believe they are reasonable. Future declines in the reporting unit's operating performance or our anticipated business outlook may reduce the estimated fair value of our reporting unit and result in additional impairments. Factors that could have a negative impact on the fair value of the reporting units include, but are not limited to:
•Decreases in revenue as a result of the inability of our sales force to effectively market and promote our products;
•Increased competition, patent expirations or new technologies or treatments;
•Declines in anticipated growth rates;
•The outcome of litigation, legal proceedings, investigations or other claims resulting in significant cash outflows;
•Increases in the market-participant risk-adjusted Weighted Average Cost of Capital (“WACC”).
Derivatives
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
We use currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. We do not enter into currency exchange rate derivative contracts for speculative purposes. All derivative instruments that qualify for hedge accounting are recorded at fair value on the consolidated balance sheets, as financial assets or liabilities (current or non-current) depending upon the gain or loss position of the contract and contract maturity date.
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings to offset exchange differences originated by the hedged item or to adjust the value of operating income (expense). We use freestanding derivative forward contracts to offset exposure to the variability of the value associated with assets and liabilities denominated in a foreign currency. These derivatives are not designated as hedges, and therefore changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities.
We use interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate movements and to reduce the risk of increased borrowing costs by converting floating-rate debt into fixed-rate debt. Under these agreements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to agreed-upon notional principal amounts. The interest rate swaps are structured to mirror the payment terms of the underlying loan. The fair value of the interest rate swaps is reported in the consolidated balance sheets as financial assets or liabilities (current or non-current) depending upon the gain or loss position of the contract and the maturity of the future cash flows of the fair value of each contract. The effective portion of the gain or loss on these derivatives is reported as a component of accumulated other comprehensive income. The non-effective portion is reported in interest expense in consolidated statements of income (loss).
Fair Value Measurements
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
Investments
Short-Term Investments

Our short-term investments consisted of certificates of deposit and commercial paper considered held-to-maturity debt securities and carried at cost, which approximates fair value.
Cost and Equity Method Investments
Our investments in equity instruments, and related loans, are strategic investments in companies that are in varied stages of development and not publicly traded. Our equity investments are reported under Investments, and related loans under Prepaid Expenses and Other Current Assets and Other Assets, on the consolidated balance sheets. We account for our equity investments and related loans under the cost or the equity method, as appropriate, depending on our level of control over the investee. We use the equity method if we exercise significant influence over the investee but do not control the investee, and we use the cost method if we exercise less than significant influence, which is generally under 20% ownership.
Cost Method Investments
We initially record the amount of our cost method investments at cost and regularly review our investments for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. This evaluation considers all available financial information related to the investee, including valuations based on recent third-party equity investments in the investees. If an impairment is considered to be other-than-temporary, the loss is recognized in the consolidated statements of income in the period the determination is made. Impairments are reported as Impairment of Investments in the consolidated statement of income (loss).
Equity Method Investments
The cost of our investments accounted for under the equity method may give rise to a difference between the cost of the investment and our share of the investee’s net book value, or a basis difference. A basis difference is assigned to assets and liabilities of the investee with remaining unassigned basis assigned to goodwill. We amortize finite lived basis differences over the life of the asset or liability. We adjust our investment carrying value each period for our share of the investee’s income or loss. We report our share of the investee’s losses and the amortization of basis differences in the consolidated statements of income (loss) as Income (Loss) from Equity Method Investments. We regularly review our investments for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable, and if an impairment is considered to be other-than-temporary, the loss is recognized in the consolidated statements of income in the period the determination is made and reported as Losses from Equity Method Investments.
Warranty Obligation
Warranties
We offer a warranty on various products. We estimate the costs that may be incurred under warranties and record a liability in the amount of such costs at the time the product is sold. The amount of the reserve recorded is equal to the net costs to repair or otherwise satisfy the claim. We include the warranty obligation in accrued liabilities on the consolidated balance sheets. Warranty expense is recorded to cost of goods sold in our consolidated statements of income (loss).
Retirement Benefit Plan Assumptions
We sponsor various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans and termination indemnity plans, covering substantially all U.S. employees and employees outside the United States. Pension benefit costs include assumptions for the discount rate, retirement age, compensation rate increases and the expected return on plan assets.
Revenue Recognition
Product Revenue
We sell our products through a direct sales force and independent distributors. We recognize revenue when persuasive evidence of a sales arrangement exists, title to the goods and risk of loss transfers to customers or to independent distributors, the selling price is fixed or determinable and collectability is reasonably assured. We estimate expected sales returns based on historical data and record a reduction of sales with a return reserve. We record state and local sales taxes net; that is, we exclude sales tax from revenue.
Service Revenue

Services largely consist of technical assistance services provided to hospitals for the installation, maintenance and support in the operation of heart-lung machines, and autotransfusion systems. Service related revenue is recognized on the basis of progress of the services, when services are rendered, when collectability is reasonably assured and when the amount is fixed and determinable.
Research and Development (“R&D”)
All R&D costs are expensed as incurred. R&D includes costs of basic research activities as well as engineering and technical effort required to develop a new product or make significant improvement to an existing product or manufacturing process. R&D costs also include regulatory and clinical study expenses, including postmarket clinical studies. Amortization of intangible assets not associated with a marketable product is recorded in R&D.
Leases
We account for leases that transfer substantially all benefits and risks incidental to the ownership of property as an acquisition of an asset and the incurrence of an obligation, and we account for all other leases as operating leases. Certain of our leases provide for tenant improvement allowances that have been recorded as deferred rent and amortized, using the straight-line method, over the life of the lease as a reduction to rent expense. In addition, scheduled rent increases and rent holidays are recognized on a straight-line basis over the term of the lease.
Stock-Based Compensation
Stock-Based Incentive Awards
We may grant stock-based incentive awards to directors, officers, key employees and consultants. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award. We recognize equity-based compensation expense ratably over the period that an employee is required to provide service in exchange for the entire award (all vesting periods). We issue new shares upon stock option exercises, otherwise issuance of stock for vesting of restricted stock, restricted stock units or stock appreciation right (“SAR”) are issued from treasury shares. We have the right to elect to pay the cash value of vested restricted stock units in lieu of the issuance of new shares.
Stock Appreciation Rights
A stock appreciation right (“SAR”) confers upon an employee the contractual right to receive an amount of cash, stock, or a combination of both that equals the appreciation in the company’s stock from an award’s grant date to the exercise date. SARs may be exercised at the employee’s discretion during the exercise period and do not give the employee an ownership right in the underlying stock. SARs do not involve payment of an exercise price. We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of SARs. We determine the expected volatility of the awards based on historical volatility. Calculation of compensation for stock awards requires estimation of employee turnover and forfeiture rates.
Restricted Stock and Restricted Stock Units
We may grant restricted stock and restricted stock units at no purchase cost to the grantee. The grantee of unvested restricted stock units have no voting rights nor rights to dividends. Sale or transfer of the stock and stock units are restricted until they are vested.  The fair market value of service-based restricted stock and restricted stock units are determined using the market closing price on the grant date, and compensation is expensed ratably over the vesting period. Calculation of compensation for stock awards requires estimation of employee turnover and forfeiture rates.
Income Taxes
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
 We file federal and local tax returns in many jurisdictions throughout the world and are subject to income tax examinations for our fiscal year 1992 and subsequent years, with certain exceptions. While we believe that our tax return positions are fully supported, tax authorities may disagree with certain positions we have taken and assess additional taxes. Therefore, we regularly assess the likely outcomes of our tax positions in previously filed tax returns and positions we expect to take in future tax returns that are reflected in measuring our current or deferred income tax assets and liabilities, and we establish reserves when we believe that a tax position is likely to be challenged and that we may or may not prevail. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities, and we reevaluate the technical merits of our tax positions. Some of the reasons a reserve for an uncertain tax benefit may be reversed are: (i) completion of a tax audit, (ii) a change in applicable tax law including a tax case or legislative guidance, or (iii) an expiration of the statute of limitations. We recognize interest and penalties associated with unrecognized tax benefits and record interest with interest expense, and penalties in administrative expense, in the consolidated statements of income (loss).
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
Comprehensive Income and Foreign Currency Translations
In addition to net income, comprehensive income includes changes in foreign currency translation adjustments, unrealized gains and losses on derivative contracts qualifying and designated as cash flow hedges and net changes in retirement obligation funded status. Taxes are not provided on cumulative translation adjustments, as substantially all translation adjustments relate to earnings which are intended to be indefinitely reinvested in the countries where earned.
Income Per Share
Accounting standards require dual presentation of earnings per share (“EPS”): basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings applicable to participating securities by the weighted average number of participating securities outstanding for the period. Diluted EPS includes the effect of potentially dilutive instruments. Refer to “Note 23. Income/Loss per Share” for additional information.
Segments
Prior to the Mergers we had one operating and reportable segment. Upon completion of the Mergers, we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. We currently function in three operating segments; the historical Cyberonics operations are included in the Neuromodulation segment, and the historical Sorin businesses are included in the Cardiac Surgery and the Cardiac Rhythm Management segments. Refer to “Note 24. Geographic and Segment Information” for additional information.
Contingencies
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
Total fair value of consideration transferred in the Mergers (in thousands except for shares and per share data and the Sorin Exchange Ratio):

Total Sorin shares outstanding as of October 16, 2015	477,824,000
Sorin Exchange Ratio	0.0472
Shares of LivaNova issued	22,553,293
Value per share of Cyberonics as of October 16, 2015	$69.95
Fair value of ordinary shares transferred to Sorin shareholders	$1,577,603
Fair value of ordinary shares issued to Sorin share award holders (1)	$9,231
Fair value of LivaNova stock appreciation rights issued to Sorin stock appreciation rights holders (2)	$2,249
Fair value of ordinary shares transferred to Sorin shareholders	$1,589,083

(1)
Each Sorin share award (other than a Sorin stock appreciation right) granted prior to the Sorin merger effective time accelerated, vested and was converted into the right to receive LivaNova ordinary shares based on the Sorin Exchange Ratio. The total fair value of the replacement awards is $25.2 million, including $9.2 million attributable to pre-combination services and allocated to consideration transferred to acquire Sorin. Of the remaining $16.0 million, $8.3 million was recognized immediately in the post-combination period and $7.7 million will be recognized over the post-combination service period to February 28, 2017 due to the service period requirements of the awards. Refer to “Note 20. Stock-Based Incentive Plans” for further discussion of treatment of equity awards.

The consideration transferred in the Mergers was measured using the fair-value-based measure of the share awards as of the closing date. For purposes of calculating the consideration transferred, the fair-value-based measure of the Sorin share awards was determined to be the opening market price of LivaNova’s ordinary shares of $69.39 on October 19, 2015.

(2)
As of October 16, 2015 there were 3,815,824 Sorin stock appreciation rights. Each Sorin stock appreciation right granted prior to the Sorin merger effective time accelerated, vested and was converted into the right to receive 0.0472 LivaNova stock appreciation right based on the Sorin Exchange Ratio. The total fair value of the replacement stock appreciation rights is $3.8 million, including $2.2 million attributable to pre-combination services and allocated to consideration transferred to acquire Sorin. The remaining $1.6 million was recognized immediately in the post-combination period. Refer to “Note 20. Stock-Based Incentive Plans” for further discussion of treatment of equity awards.

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
	$688,729
The valuation of Other long-term liabilities acquired in the Mergers included $2.7 million of unfavorable leases with weighted average remaining lives of 5 years.
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents growth opportunities and expected cost synergies of the combined company. The Mergers are expected to provide both short-term and long-term revenue enhancements and cost savings and synergy opportunities, increase the diversity of LivaNova’s business mix, and accelerate the entry into three emerging market opportunities in the areas of heart failure, sleep apnea and less invasive mitral valves. The Mergers are also expected to allow LivaNova to utilize and integrate certain Sorin technologies into its existing and future product lines for epilepsy. LivaNova expects all of its reporting units to benefit, directly or indirectly, from the synergies arising from the business combination, and as a result, we assigned the goodwill arising from the Sorin acquisition to all three reporting units. This assignment was made by taking into consideration market participant rates of return for each acquired reporting unit (Cardiac Surgery and Cardiac Rhythm Management) in order to assess the respective fair values. The remaining goodwill, allocated to Neuromodulation, which is the accounting acquirer’s existing business unit, is supported by the synergies deriving from the Mergers. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. Refer to “Note 8. Goodwill and Intangible Assets” for further discussion and details of the balance of goodwill.
Contingent liabilities assumed includes $9.2 million related to uncertain tax positions. Contingent liabilities also included $3.4 million for contingent payments at fair value related to two acquisitions completed by Sorin prior to the closing of the Mergers. The contingent payments for one acquisition are based on achievement of sales targets by the acquiree through June 30, 2018 and the contingent payments for the second acquisition are based on sales of cardiopulmonary disposable products and heart-lung machines through 2019 of the acquiree. Refer to “Note 18. Commitments and Contingencies” for further discussion of contingent liabilities and uncertain tax positions.
The measurement period adjustments shown in the table above were recorded prior to September 30, 2016, and reflect changes in the estimated fair values of certain assets and liabilities, primarily related to deferred income taxes, as a result of new information on facts and circumstances that existed at the time of acquisition. Adjustments were made to deferred income taxes as a result of the allocation of fair value to the legal entities. As a consequence of such push-down, deferred income taxes were presented on a net basis by jurisdiction.
We recorded reductions or (increases) to the following expenses due to the measurement period adjustments (in thousands):

Year Ended December 31, 2016
Amortization of intangible assets	$1,844
Depreciation	2,790
Other costs	(40)
Total before income tax effect	4,594
Income tax	(3,756)
Net	$838
LivaNova’s consolidated financial statements for the transitional period April 25, 2015 to December 31, 2015, include Sorin’s results of operations from the acquisition date through December 31, 2015. Net sales and operating loss attributable to Sorin during this period were $200.1 million and $6.0 million, respectively. In relation to the Mergers, we incurred $42.1 million of transaction costs and $13.7 million of integration costs during the transitional period April 25, 2015 to December 31, 2015. The transaction costs primarily related to advisory, legal, and accounting fees are included in the merger and integration expenses line item in the consolidated statement of income (loss). The integration costs are also included in the merger and integration expenses line on the consolidated statement of income (loss).
Note 4. Restructuring Plans
We initiate restructuring plans to leverage economies of scale, streamline distribution and logistics and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these Plans were reported as restructuring expenses in the operating results of our consolidated statement of income (loss).
Our 2015 and 2016 Reorganization Plans (the “Plans”) were initiated October 2015 and March 2016, respectively, in conjunction with the completion of the Mergers. The Plans include the closure of our R&D facility in Meylan, France and consolidation of its research and development (“R&D”) capabilities into our Clamart, France facility. In addition, during the year ended December 31, 2016, we initiated a plan to exit the Costa Rica manufacturing operation and transfer its operations to Houston, Texas. We expect to complete the exit of Costa Rica in the first half of 2017 and to complete the 2015 and 2016 Reorganization Plans in the first half of the year ending December 2018.
We estimate that these Plans will result in a net reduction of approximately 317 personnel of which 205 have occurred as of December 31, 2016.

The following table presents the Reorganization Plans’ accruals and inventory obsolescence and other reserves recorded in connection with the Reorganization Plans (in thousands):

	Employee severance and other termination costs	Other	Total
Balance at April 24, 2015	$—	$—	$—
Charges	11,323	—	11,323
Cash payments	(4,404)	—	(4,404)
Balance at December 31, 2015	6,919	—	6,919
Charges	46,678	9,265	55,943
Cash payments / write-downs	(32,505)	(6,209)	(38,714)
Balance at December 31, 2016	$21,092	$3,056	$24,148
The following table presents restructuring expense by reportable segment (in thousands):

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015
Cardiac Surgery	$11,042	$1,211
Cardiac Rhythm Management	18,566	829
Neuromodulation (1)	14,769	1,079
Other	11,566	8,204
Total	$55,943	$11,323

(1)	Neuromodulation expense for the year ended December 31, 2016 included building and equipment impairment of $5.7 million related to the Costa Rica exit plan.
Note 5. Accounts Receivable and Allowance for Bad Debt
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2016	December 31, 2015	April 24, 2015
Trade receivables from third parties	$285,336	$274,005	$51,233
Allowance for bad debt	(9,606)	(1,653)	(664)
	$275,730	$272,352	$50,569
During the year ended December 31, 2016, we increased our allowance for bad debt by $8.3 million primarily due to certain receivables in Greece, Venezuela, the U.S. and Italy whose probability of recoverability became doubtful during the year.
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

Note 6. Inventories
Inventories consisted of the following (in thousands):

	December 31, 2016	December 31, 2015	April 24, 2015
Raw materials	$47,704	$52,482	$11,118
Work-in-process	32,316	44,369	5,653
Finished goods	103,469	115,597	7,192
	$183,489	$212,448	$23,963
We included $35.2 million of amortization of the step-up in inventory basis that resulted from the Mergers in Cost of Sales in the consolidated statement of net income (loss) for the year ended December 31, 2016, whereas, in the transitional period ended December 31, 2015, the amortization of the step-up in inventory was $21.0 million. Inventories are reported net of the provision for obsolescence, which totaled $9.8 million, $3.6 million, and $2.3 million at December 31, 2016, December 31, 2015, and April 24, 2015, respectively.
The provision for obsolescence at December 31, 2016 reflects normal obsolescence and includes components that are phased out or expired. The provision for obsolescence at December 31, 2015 reflects the fact that inventories were fair valued (and the obsolescence provision was set to zero) at the Mergers, in October 2015.
Note 7. Property, Plant and Equipment (“PP&E)
PP&E detail (in thousands):

	December 31, 2016	December 31, 2015	April 24, 2015	Lives in years
Land	$15,181	$15,662	$1,644
Building and building improvements	96,304	82,014	28,048	3 to 50
Equipment, software, furniture and fixtures	176,610	140,364	39,325	3 to 20
Other	1,317	8,634	—	3 to 10
Capital investment in process	17,012	42,210	6,695
Total	306,424	288,884	75,712
Accumulated depreciation	(82,582)	(44,297)	(35,425)
Net	$223,842	$244,587	$40,287
Depreciation expense for LivaNova was $39.9 million, $10.8 million and $5.8 million for the year ended December 31, 2016, the transitional period April 25, 2015 to December 31, 2015 and the fiscal year ended April 24, 2015. Depreciation expense increased due to the inclusion of Sorin activity for the full year in 2016.
As part of the Mergers, we acquired Sorin’s PP&E with a carrying value of $206.5 million equal to their fair values. During the year ended December 31, 2016, our investments were primarily for costs associated with manufacturing and office facilities, R&D equipment, in addition to general infrastructure and information technology system improvements.
During the year ended December 31, 2016, we initiated a plan to exit the Costa Rica manufacturing operation and transfer those activities to Houston, Texas. Movable machinery and equipment was transferred to various locations, primarily to Europe. As a result of our exit from Costa Rica, we recorded impairments for the building and equipment of $5.7 million which is included in Restructuring expenses in the consolidated statement of net income (loss). We wrote-down obsolete inventory of $0.3 million and accrued $0.3 million for employee termination expenses as of December 31, 2016. In addition, the carrying value of $4.5 million of the land and building after impairment were classified as Assets Held for Sale and included in Prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2016.

Note 8. Goodwill and Intangible Assets
Detail of finite-lived and indefinite-lived intangible assets (in thousands):

	December 31, 2016	December 31, 2015	April 24, 2015
Finite-lived intangible assets:
Developed technology	$206,048	$213,873	$13,204
Customer relationships	441,088	444,472	—
Trademarks and trade names	12,649	13,030	—
Other intangible assets	2,106	11	1,023
Total	661,891	671,386	14,227
Accumulated amortization	(52,694)	(12,444)	(4,059)
Net	$609,197	$658,942	$10,168
Indefinite-lived intangible assets:
Goodwill	$691,712	$745,356	$—
During the year ended December 31, 2016, we purchased $1.9 million of developed technology.
In connection with the Mergers and based upon the preliminary acquisition valuation, we acquired certain finite-lived intangible assets: $464.0 million of customer relationships, $211.1 million of developed technology and $13.6 million of trade names.
The amortization periods for our finite-lived intangible assets as of December 31, 2016:

	Minimum Life in years	Maximum Life in years
Developed technology	9	15
Customer relationships	16	18
Trademarks and trade names	4	4
Other intangible assets	5	5
The estimated future amortization expense based on our finite-lived intangible assets at December 31, 2016 (in thousands):

2017	$45,408
2018	45,407
2019	45,407
2020	45,407
2021	45,397
Thereafter	382,171
Goodwill and Goodwill Impairment
Our business consists of three operating Segments (which are our reporting units for goodwill testing): our historical Cyberonics segment, Neuromodulation (“NM”) and the two historical Sorin segments, Cardiac Surgery (“CS”) and Cardiac Rhythm Management (“CRM”).

The carrying amount of goodwill by Segment (in thousands):

	Neuromodulation	Cardiac Surgery	Cardiac Rhythm Management	Total
April 24, 2015
Goodwill from acquisition	$315,943	$429,627	$17,575	$763,145
Currency adjustments	—	(17,086)	(703)	(17,789)
December 31, 2015	315,943	412,541	16,872	745,356
Measurement period adjustments, net	—	(25,728)	1,757	(23,971)
Impairments	—	—	(18,348)	(18,348)
Currency adjustments	—	(11,044)	(281)	(11,325)
December 31, 2016	$315,943	$375,769	$—	$691,712
As a result of the Mergers, the newly formed LivaNova entity recognized $763.1 million of goodwill on its balance sheet as the excess of the fair value of consideration over the fair value of the net assets acquired and liabilities assumed from Sorin. We finalized the measurement of assets and liabilities recognized in the Mergers in the nine months ended September 30, 2016, and as a result we recorded a net decrease in goodwill of $24.0 million.
We test goodwill for impairment on an annual basis or when events or changes in circumstances indicate that a potential impairment exists. As part of our annual goodwill impairment test as of October 1, 2016, we considered that certain sales targets were not achieved during the third quarter of 2016 and the reduction to our fourth quarter 2016 sales projections.
Our stock price also declined significantly during the fourth quarter, reaching a low following the Mergers of $40.84 on November 15, 2016. Our stock price traded between $40.84 and $60.99 during the fourth quarter of 2016 and averaged $49.31 during this period.
Management considered the reduction in third quarter sales and fourth quarter sales projections, in addition to a decline in our stock price, and based on a qualitative assessment concluded that the goodwill of the CRM and CS reporting units may be impaired. As a result, we performed the first step of the impairment test process by estimating the fair value of the reporting units using an income approach.
Based on the valuation performed as of October 1, 2016, the CRM reporting unit estimated fair value was less than its carrying value; therefore, we concluded that the CRM goodwill balance was impaired. For the second step of the impairment test, we compared the estimated fair value of the reporting unit to the fair value of all assets and liabilities of the reporting unit to calculate the implied fair value of goodwill. As a result, we recorded a non-cash loss on impairment totaling $18.3 million which was included in Goodwill Impairment in our consolidated statement of net loss for the year ended December 31, 2016.
Based on the valuation performed as of October 1, 2016, the CS reporting unit estimated fair value exceeded the carrying value by approximately 6%, therefore we concluded that the goodwill balance was not impaired.
The income approach was based on a discounted cash flow model, which utilized present values of cash flows to estimate fair value. The future cash flows were projected based on our estimates of future sales, operating costs, capital requirements, growth rates and terminal values. Forecasted sales and growth rates take into account current market conditions and our anticipated business outlook, both of which have been impacted by the reduction in sales projections during 2016.
Operating costs were forecasted using a combination of our historical average operating costs and expected future costs, adjusted for an estimated inflation factor. Capital requirements in the discounted cash flow model were based on management's estimates of future capital costs, taking into consideration our historical trends. The estimated capital requirements included cash outflows to maintain manufacturing and R&D facilities.
A terminal period was used to reflect our estimate of stable, perpetual growth. The terminal period reflects a terminal growth rate of 3% for both reporting units, which includes an estimated inflation factor. The future cash flows were discounted using a market participant risk-adjusted weighted average cost of capital ("WACC") for CRM and CS of 9.5% and 8.5%, respectively.
These assumptions were derived from unobservable inputs and reflect management's judgments and assumptions. A decline in the CS reporting unit cash flow projections or adverse changes in other key assumptions such as a 50 basis point increase in the WACC or a 0.5% reduction in the terminal growth rate could result in a goodwill impairment charge in the future. However, management does not believe that an impairment charge is likely.

We evaluated the estimated fair value of our reporting units as compared to our market capitalization as of October 1, 2016. The aggregate fair values of our reporting units exceeded our market capitalization, and we believe the resulting implied control premium was reasonable based on recent market transactions within our industry or other relevant benchmark data.
We performed a qualitative assessment for our NM reporting unit as of October 1, 2016. Despite the reduction to sales projections for CRM and CS, we concluded that the fair value of NM remains substantially in excess of the carrying value of the reporting unit, as evidenced by the estimated fair value of the NM reporting unit calculated for the purpose of reconciling the fair value of our reporting units to our market capitalization. Therefore, we concluded that it remains more-likely than not that the NM reporting unit goodwill was not impaired.
The estimates used to determine the fair value of the CS reporting unit reflect management's best estimates of inputs and assumptions that a market participant would use. We believe our estimates are reasonable given the Company’s advantageous position in the global market for oxygenators, heart-lung machines, and auto-transfusion systems, despite the issues experienced in the 3T Heater Cooler market. Future declines in the CS reporting unit's operating performance or our anticipated business outlook may reduce the estimated fair value of our CS reporting unit and result in an impairment of goodwill. As indicated in the Risk Factors, various factors that could impact the reporting unit’s operating performance include, but are not limited to, the timing of regulatory approvals, market acceptance of products, non-coverage determinations for reimbursement by third-party payors, temporary manufacturing disruptions, or product recalls or safety alerts.
Note 9. Other Assets - Long Term
Detail of other long-term assets (in thousands):

	December 31, 2016	December 31, 2015	April 24, 2015
Taxes payable on inter-company transfers of property	$124,600	$—	$—
Investments (1)	2,537	1,777	1,231
Loans and notes receivable	2,029	2,205	—
Guaranteed deposits	940	785	—
Other	592	678	332
	$130,698	$5,445	$1,563

(1)	Primarily cash surrender value of company owned life insurance policies.
Note 10. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2015	April 24, 2015
Product Remediation(1)	$23,464	$—	$—
Restructuring related liabilities	16,859	6,919	—
Provisions for agents, returns and other	7,271	7,199	—
Product warranty obligations	2,736	2,119	—
Royalty costs	2,503	1,316	—
Deferred income	1,708	992	—
Derivatives	942	1,815	—
Clinical study costs	839	2,004	974
Insurance	118	2,566	—
Advances received on customer receivables	—	24,494	—
Merger related expense accruals	—	—	4,101
Other	19,127	13,623	3,259
	$75,567	$63,047	$8,334

(1)	Refer to “Note 11. Product Remediation Liability.”

Note 11. Product Remediation Liability
In December 2015, we received an FDA Warning Letter (the “Warning Letter”) alleging certain violations of FDA regulations applicable to medical device manufacturing at our Munich, Germany and Arvada, Colorado facilities. On October 13, 2016 the Centers for Disease Control and Prevention (“CDC”) and FDA separately released safety notifications regarding the 3T Heater Cooler devices in response to which the Company issued a Field Safety Notice Update for U.S. users of 3T Heater Cooler devices to proactively and voluntarily contact facilities to facilitate implementation of the CDC and FDA recommendations.
At December 31, 2016, the Company recognized a liability for a product remediation plan related to its 3T Heater Cooler device. The remediation plan developed by the Company consists primarily of a modification of the 3T design to include internal sealing and addition of a vacuum system to new and existing devices. These changes are intended to address regulatory actions and further reduce the risk of possible dispersion of aerosols from the 3T Heater Cooler devices in the operating room. The deployment of this solution for commercially distributed devices will occur upon final validation and verification of the design changes and approval or clearance by regulatory authorities worldwide, including FDA clearance in the U.S. and CE Mark in Europe. Based on the device classification and magnitude of the design change, we estimate that we can self-certify the effectiveness of the change in order to apply the CE Mark in Europe. As part of this plan, we also intend to perform a no-charge deep disinfection service for 3T users who have reported confirmed M. chimaera mycobacterium contamination. Although the deep disinfection service is not yet available in the U.S., it is currently offered in many countries around the world and will be expanded to additional geographies as regulatory approvals are received. Finally, in the fourth quarter of 2016 we initiated a program to provide existing 3T users with a new loaner 3T device at no charge pending regulatory approval and implementation of the vacuum system addition and deep disinfection service worldwide. This loaner program began in the U.S. and is being progressively made available on a global basis, prioritizing and allocating devices to 3T users based on pre-established criteria. It is estimated that by the end of 2018, a majority of the 3T devices in use globally will be upgraded and returned to operation. In addition to $4.0 million of costs incurred during the year ended December 31, 2016, we also recognized a $33.5 million liability at December 31, 2016 to provide for the remaining execution of the plan including finalization and implementation of the design change, deep disinfection services and the provision of loaner 3T Heater Cooler devices. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally in November and December 2016, and furthermore, the cost associated with the plan was reasonably estimable. This liability is included in Accrued Liabilities and Other Long-Term Liabilities on the consolidated balance sheet. It is reasonably possible that our estimate of the remediation liability could materially change in future periods due to the various significant assumptions involved such as customer behavior, market reaction and the timing of approvals or clearance by regulatory authorities worldwide.
For further information, please refer to “Note 18. Commitments and Contingencies.” At this stage, no liability has been recognized with respect to any lawsuits involving the Company related to the 3T Heater Cooler and the related legal costs will be expensed as incurred.
Note 12. Warranties
We include warranty obligations with current accrued liabilities in the consolidated balance sheets. Changes in the carrying amount of our warranty obligation consisted of the following (in thousands):

Balance at December 31, 2015	$2,119
Product warranty accrual	1,359
Settlements	(762)
Effect of changes in currency exchange rates	20
Balance at December 31, 2016	$2,736

Note 13. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2015	April 24, 2015
Uncertain tax positions	$16,857	$13,048	$5,782
Product Remediation(1)	10,023	—	—
Government grant deferred revenue	3,803	3,918	—
Earnout for contingent payments (2)	3,890	3,457	—
Unfavorable operating leases (3)	1,672	2,513	—
Financial derivatives	1,392	1,793	—
Other	1,850	5,014	828
	$39,487	$29,743	$6,610

(1)	Refer to “Note 11. Product Remediation Liability.”

(2)
The earnout for contingent payments represents contingent payments we assumed during the Mergers for two acquisitions completed by Sorin prior to the Mergers. The first acquisition, in September 2015, was of Cellplex PTY Ltd. in Australia; the second acquisition was of the commercial activities of a local distributor in Colombia. The contingent payments for the Cellplex acquisition are based on achievement of sales targets by the acquiree through June 30, 2018 and the contingent payments for the second acquisition are based on sales of cardiopulmonary disposable products and heart-lung machines of the acquiree through December 2019. Refer to “Note 15. Fair Value Measurements.”

(3)
The unfavorable operating leases liability represents the adjustment to recognize Sorin’s future lease obligations at their estimated fair value in conjunction with the Mergers, with an average life of 5 years.

Note 14. Investments
Short-Term Investments
Our short-term investments as of December 31, 2015 and April 24, 2015 consisted of investments in Commercial paper and Commercial paper and Certificates of deposit, respectively.
Cost Method Investments
Our cost-method investments are included in Investments in the consolidated balance sheets and consist of our equity positions in the following privately-held companies (in thousands):

	December 31, 2016	December 31, 2015	April 24, 2015
ImThera Medical, Inc. - convertible preferred shares and warrants (1)	$12,000	$12,000	$12,000
Cerbomed GmbH - convertible preferred shares (2)	—	—	5,127
Rainbow Medical Ltd.(3)	3,733	3,847	—
Respicardia (4)	17,518	—	—
MD Start II	526	—	—
Carrying amount - cost method investments	$33,777	$15,847	$17,127

(1)	ImThera Medical, Inc. is a private U.S. company developing a neurostimulation device system for the treatment of obstructive sleep apnea.

(2)
Cerbomed GmbH is a European company developing a transcutaneous vagus nerve stimulation device for the treatment of epilepsy. During the transitional period April 25, 2015 to December 31, 2015, we recorded an other-than-temporary impairment of $5.1 million against our investment in Cerbomed. We recorded the charge in Impairment of Investments in the consolidated statement of income (loss). Refer to “Note 15. Fair Value Measurements.”

(3)	Rainbow Medical Ltd. is a private Israeli venture capital company that seeds and grows companies developing medical devices in a diverse range of medical fields.

(4)
Respicardia is a privately funded U.S. company developing an implantable device designed to restore a more natural breathing pattern during sleep in patients with central sleep apnea ("CSA") by transvenously stimulating the phrenic nerve. As of November 30, 2016, we reclassified Respicardia to a cost method investment from an equity method investment, refer to the Respicardia details below.

Equity Method Investments
Our equity-method investments are included in Investments in the consolidated balance sheets and consist of our equity position in the following entities (in thousands, except for percent ownership):

	% Ownership (1)	December 31, 2016	December 31, 2015	April 24, 2015
Caisson Interventional LLC (2)	49%	$16,423	$13,712	$—
Highlife S.A.S. (2)	38%	6,009	8,363	—
MicroPort Sorin CRM (Shanghai) Co. Ltd.	49%	4,867	8,959	—
Respicardia, Inc. (3)	19.7%	—	30,586	—
Other		16	19	—
Total (4)		$27,315	$61,639	$—

(1)	Ownership percentages as of December 31, 2016.

(2)
We have outstanding loans to Caisson Interventional LLC and to Highlife S.A.S that amount to $8.7 million, which are included in Other Current and Other Assets Long-Term in the consolidated balance sheets. We invested an additional $7.5 million in Caisson Series B Preferred Units, in July 2016, upon achievement of a previously agreed upon milestone.

(3)	In September 2016 we recorded an impairment of Respicardia of $9.2 million and as of November 30, 2016, we reclassified Respicardia to cost method investments. Refer to the Respicardia details below.

(4)	The total difference between the carrying amount of the investments and the amount of underlying equity in the net assets of these equity method investments was $46.9 million as of December 31, 2016.
Respicardia
In September 2016 we declined to exercise or extend our option to purchase all of the issued and outstanding shares of Respicardia held by other investors as we preferred to continue as a minority investor instead of becoming a strategic acquirer. In addition, our analysis indicated that our carrying value in Respicardia might not be recoverable and the impairment was other than temporary. We estimated the fair value of our investment in Respicardia using information about past events, current conditions, and forecasts and an estimate of future cash flows. As a result, in September 2016, we impaired our investment in Respicardia by $9.2 million, which essentially represents the purchase option’s carrying value on the date we declined to exercise our option. This loss is included in Losses from Equity Method Investments in the consolidated statement of income (loss) for the year ended December 31, 2016. In November 2016, we terminated our distributor agreement with Respicardia; the distributor agreement had been a key component in the determination of whether our influence over Respicardia was significant, and as a result, we determined in November 2016 that we no longer had significant influence over Respicardia and transferred the investment to our cost method investments.
Caisson
In July 2016, we invested $7.5 million in Caisson Series B Preferred Units upon their achievement of a previously agreed upon milestone. This investment raised our interest in Caisson by 5.4% to 49.1%. There were no other changes with respect of our interest in, and control of, Caisson, therefore we continue to account for this investment under the equity method of accounting.

Note 15. Fair Value Measurements
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
Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities.
Level 2. Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. To measure the fair value of derivative transactions (transactions to hedge exchange risk and interest rate risk), we calculate the mark-to-market of each transaction using prices quoted in active markets (e.g., the spot exchange rate of a currency for forward exchange transactions) and observable market inputs processed for the measurement (e.g., the fair value of an interest rate swap using the interest rate curve), or the measurement of an exchange rate option (with the processing of listed prices and observable variables such as volatility). For all level 2 valuations, we use the information provided by a third-party as a source for obtaining quoted observable prices and to process market variables.
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
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the year ended December 31, 2016 or the transitional period April 25, 2015 to December 31, 2015.
Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using Inputs Considered as:
	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (FX)	$4,911	$—	$4,911	$—
Derivative assets - freestanding hedges (FX)	3,358	—	3,358	—
Total assets	$8,269	$—	$8,269	$—

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$2,334	$—	$2,334	$—
Earnout for contingent payments (1)	3,890	—	—	3,890
Total Liabilities	$6,224	$—	$2,334	$3,890

		Fair Value Measurements Using Inputs Considered as:
	Fair Value as of December 31, 2015	Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (FX)	$839	$—	$839	$—
Total Assets	$839	$—	$839	$—

Liabilities:
Derivative liabilities - designated as cash flow hedges (interest rate swaps)	$2,876	$—	$2,876	$—
Derivative liabilities - freestanding hedges (interest rate swaps)	24	—	24	—
Derivative liabilities - freestanding hedges (FX)	1,547	—	1,547	—
Earnout for contingent payments (1)	3,457	—	—	3,457
Total Liabilities	$7,904	$—	$4,447	$3,457

(1)	This contingent payment arose as a result of acquisitions by Sorin, prior to the Mergers, see “Note 13. Other Long-Term Liabilities” for further information.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our investment in entities accounted for under the cost-method and the equity method have no quoted market prices. These investments and our non-financial assets such as: goodwill, intangible assets, and PP&E, are measured at fair value if there is an indication of impairment and recorded at fair value only when an impairment is recognized. We classify the measurement input for these assets as Level 3 inputs within the fair value hierarchy.
During the year ended December 31, 2016, we recorded a $9.2 million impairment of our equity-method investment in Respicardia, Inc. Refer to “Note 14. Investments” for further information. This impairment is included in Losses from Equity Method Investments in the consolidated statement of net income (loss). Additionally we recorded an $18.3 million goodwill impairment. Refer to “Note 8. Goodwill and Intangible Assets” for further information. In addition, during the fourth quarter of the year ended December 31, 2016, we recorded an impairment of approximately $2.3 million and $3.4 million, for our Costa Rica manufacturing plant and equipment, respectively. These impairments were triggered by our plan to transfer manufacturing to Houston, Texas from Costa Rica. Refer to “Note 7. Property Plant and Equipment” for further information. These impairments are included in Restructuring Expenses in the consolidated statement of net income (loss).
During the transitional period April 25, 2015 to December 31, 2015 we fully impaired certain finite-lived intangible assets and PP&E for a loss of $0.4 million and $0.6 million, respectively, which was primarily related to R&D projects that no longer factored into our future product plans.
Short-Term Financial Instruments Not Measured at Fair Value
The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these items. The balance of our investments in short-term securities consisted of commercial paper carried at cost plus accrued interest which approximates its fair value. Refer to “Note 14. Investments” for further information.
The carrying value of our long-term debt including the short-term portion, as of December 31, 2016, was $96.5 million which we believe approximates fair value.

Note 16. Financing Arrangements
The outstanding principal amount of long-term debt (in thousands, except interest rates):

	Principal Amount at December 31, 2016	Principal Amount at December 31, 2015	Maturity	Effective Interest Rate
European Investment Bank (1)	$78,987	$99,426	June 2021	0.96%
Banca del Mezzogiorno (2)	6,747	8,851	December 2019	0.50% - 3.15%
Mediocredito Italiano (3)	7,276	—	December 2023	0.50% - 3.074%
Bpifrance (ex-Oséo) (4)	1,909	2,621	October 2019	2.58%
Region Wallonne (5)	798	1,192	December 2023 and June 2033	0.00% - 2.45%
Mediocredito Italiano - mortgages (6)	799	944	September 2021 and September 2026	0.80% -1.30%
Total long-term facilities	96,516	113,034
Less current portion of long-term debt	21,301	21,243
Total long-term debt	$75,215	$91,791

(1)
The European Investment Bank loan supports product development projects in Italy and France for the Cardiac Surgery and Cardiac Rhythm Management segments, and in addition, for the support of New Ventures therapeutic solutions aimed at treating heart failure and mitral valve regurgitation.

(2)	The Banca del Mezzogiorno loans support R&D projects as a part of the Large Strategic Project program of the Italian Ministry of Education, Universities and Research.

(3)
During the year ended December 31, 2016, we entered into two term loans as part of the Fondo Innovazione Tecnologica program implemented by the Italian Ministry of Education, University and Research through Mediocredito Italiano Bank.

(4)	This loan with Bpifrance, a French government entity, provides financial support for R&D activity in France.

(5)	This loan from Wallonia Region in Belgium, supports several R&D projects.

(6)	The Mediocredito Italiano - mortgages are real estate mortgage loans secured by a mortgage on our building located at our Cantù manufacturing site in Italy.
The outstanding principal amount of short-term debt (revolving credit agreements) (in thousands, except interest rates):

	Principal Amount at December 31, 2016	Principal Amount at December 31, 2015	Interest Rate
Intesa San Paolo Bank	$—	$20,630	—%
BNL BNP Paribas	7,379	18,459	0.25%
Unicredit Banca	8,433	15,201	0.21%
BNP Paribas (Brazil)	3,211	2,225	15.27%
French Government	1,971	2,030	—
Banco de Bogota	757	—	3.69%
Other	4,598	2,725
Total short-term facilities	26,349	61,270
Current portion of long-term debt	21,301	21,243
Total current debt	47,650	82,513
Total debt	$122,865	$174,304

Note 17. Derivatives and Risk Management
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations. In addition, due to certain loans with floating interest rates, we are also subject to the impact of changes in interest rates on our interest payments. We enter into foreign currency exchange rate (“FX”) derivative contracts and interest rate swap contracts to reduce the impact of foreign currency rate and interest rate fluctuations on earnings and cash flow. We measure all outstanding derivatives each period end at fair value and report the fair value as either financial assets or liabilities in the consolidated balance sheets. We do not enter into derivative contracts for speculative purposes. If the derivative qualifies for hedge accounting, depending on the nature of the hedge and hedge effectiveness, changes in the fair value of the derivative will either be recognized immediately in earnings or recorded in other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings upon settlement/termination. FX amounts in AOCI are reclassified to in the consolidated statement of earnings (loss) as shown in the tables below and interest rate swaps gains and losses in AOCI are a reclassified to interest expense in the consolidated statement of income (loss). We evaluate hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings. Cash flows from derivative contracts are reported as operating activities in the consolidated statements of cash flows.
Derivatives that are not designated as hedging instruments are referred to as freestanding derivatives with changes in fair value included in earnings. We use currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge.
Freestanding Derivative FX Contracts
The gross notional amount of FX derivative contracts, not designated as hedging instruments, outstanding at December 31, 2016 and December 31, 2015 was $489.1 million and $254.4 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans, our European Investment Bank loan, and receivables denominated in JPY and GBP.
The amount and location of the net gains (losses) in the consolidated statements of income (loss) related to open and settled freestanding FX derivative contracts (in thousands):

Net Gains (Losses) from Derivatives Not Designated as Hedging Instruments	Location of gains / (losses) in the statement of net income (loss)	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015
FX derivative contracts	Foreign exchange and other	10,960	(12,813)
Cash Flow Hedges
Foreign Currency Risk
We utilize FX derivative contracts, designed as cash flow hedges, to hedge the variability of cash flows associated with our 12 month USD forecasts of revenues denominated in British Pound and Japanese Yen. We transfer to earnings from accumulated other comprehensive income (loss), the gain or loss realized on the FX derivative contracts at the time of invoicing.
There was no hedge ineffectiveness and there were no components of the FX derivative contracts excluded in the measurement of hedge effectiveness during the year ended December 31, 2016.
During the year ended December 31, 2016, we discontinued and settled certain of our FX derivative contracts due to changes in our foreign currency revenue forecast that resulted in a gain of $0.2 million reclassified to earnings from accumulated other comprehensive (loss).

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
There was no interest rate swap hedge ineffectiveness or component of the swap contract excluded in the measurement of hedge effectiveness during the year ended December 31, 2016.
Open derivative contracts designated as cash flow hedges (in thousands):

Description of derivative contract:	December 31, 2016	December 31, 2015
FX derivative contracts to be exchanged for British Pounds	$6,663	$13,134
FX derivative contracts to be exchanged for Japanese Yen	$57,840	$53,766
Interest rate swap contracts	$63,246	$79,625
After-tax net gain associated with derivatives designated as cash flow hedges recorded in the ending balance of Accumulated Other Comprehensive Loss and the amount expected to be reclassified to earnings in the next 12 months (in thousands):

	December 31, 2016	Amount expected to be reclassed to earnings in next 12 months
FX derivative contracts	$3,289	$3,289
Interest rate swap contracts	330	73
Total	$3,619	$3,362
Pre-tax gains (losses) posted to other comprehensive income (“OCI”) and the amount reclassified to earnings for derivative contracts designated as cash flow hedges (in thousands):

		Year Ended December 31, 2016
Description of derivative contract	Location in earnings of reclassified gain or loss	Gains Recognized in OCI	Gains (Losses) Reclassified from OCI to Earnings:
FX derivative contracts	Foreign Exchange and Other	$2,874	$(3,705)
FX derivative contracts	SG&A	—	4,218
Interest rate swap contracts	Interest expense	85	458
Total		$2,959	$971

		Transitional Period April 25, 2015 to December 31, 2015
Description of derivative contract	Location in earnings of reclassified gain or loss	Gains Recognized in OCI	Gains Reclassified from OCI to Earnings:
FX derivative contracts	Foreign Exchange and Other	$1,150	$—
FX derivative contracts	SG&A	—	—
Interest rate swap contracts	Interest expense	124	—
Total		$1,274	$—

The following tables present the fair value, and the location of, derivative contracts reported in the consolidated balance sheets (in thousands):

December 31, 2016	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$942
Interest rate contracts	Other assets (long term)	—	Other long-term liabilities	1,392
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	4,911	Accrued liabilities	—
Total derivatives designated as hedging instruments		4,911		2,334
Derivatives not designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	—	Accrued liabilities	—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	3,358	Accrued liabilities	—
Total derivatives not designated as hedging instruments		3,358		—
Total derivatives		$8,269		$2,334

December 31, 2015	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$1,083
Interest rate contracts	Other assets (long term)	—	Other long-term liabilities	1,793
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	839	Accrued liabilities	—
Total derivatives designated as hedging instruments		839		2,876
Derivatives not designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	—	Accrued liabilities	24
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	—	Accrued liabilities	1,547
Total derivatives not designated as hedging instruments		—		1,571
Total derivatives		$839		$4,447

(1)	For the classification of input used to evaluate the fair value of our derivatives, refer to “Note 15. Fair Value Measurements.”

Note 18.  Commitments and Contingencies
3T Heater Cooler
FDA Warning Letter
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
CDC and FDA Safety Communications and Company Field Safety Notice Update
On October 13, 2016 the Centers for Disease Control and Prevention (“CDC”) and FDA separately released safety notifications regarding the 3T Heater Cooler devices. The CDC’s Morbidity and Mortality Weekly Report (“MMWR”) and Health Advisory Notice (“HAN”) reported that tests conducted by CDC and its affiliates indicate that there appears to be genetic similarity between both patient and heater cooler strains of the non-tuberculous mycobacterium (“NTM”) bacteria M. chimaera isolated in hospitals in Iowa and Pennsylvania. Citing the geographic separation between the two hospitals referenced in the investigation, the report asserts that 3T Heater Cooler devices manufactured prior to August 18, 2014 could have been contaminated during the manufacturing process. The CDC’s HAN and FDA’s Safety Communication, issued contemporaneously with the MMWR report, each assess certain risks associated with heater cooler devices and provide guidance for providers and patients. The CDC notification states that the decision to use the 3T Heater Cooler during a surgical operation is to be taken by the surgeon based on a risk approach and on patient need. Both the CDC’s and FDA’s communications confirm that heater cooler devices are critical medical devices and enable doctors to perform life-saving cardiac surgery procedures.
Also on October 13, 2016, the Company issued a Field Safety Notice Update for U.S. users of 3T Heater Cooler devices to proactively and voluntarily contact facilities to facilitate implementation of the CDC and FDA recommendations. In the fourth quarter of 2016 the Company initiated a program to provide existing 3T users with a new loaner 3T device at no charge pending regulatory approval and implementation of additional risk mitigation strategies worldwide. This loaner program began in the U.S. and is being progressively made available on a global basis, prioritizing and allocating devices to 3T users based on pre-established criteria. We anticipate that this program will continue until we are able to address customer needs through a broader solution that includes implementation of one or more of the risk mitigation strategies currently under review with regulatory agencies.
At December 31, 2016, the Company recognized a liability for a product remediation plan related to its 3T Heater Cooler device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally in November and December 2016, and furthermore, the cost associated with the plan was reasonably estimable. Refer to “Note 11. Product Remediation Liability” for additional information.
Baker, Miller et al v. LivaNova PLC
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
In addition to the Baker case addressed in the preceding section, the Company has received additional lawsuits from around the U.S. related to surgical cases in which a 3T Heater Cooler device was allegedly used. Twenty-seven lawsuits have been filed against the Company in state and Federal courts in Pennsylvania, South Carolina, North Carolina, Iowa, South Dakota, California, Texas and Alabama and one case has been filed in Montreal, Canada. Two of the cases noted above are brought by plaintiffs seeking class action status: the case filed against the Company in Canada, which relates to surgical cases at the Montreal Heart Institute, and a single case relating to surgical cases performed at two hospitals in South Carolina. The Company has not yet been served with either of these complaints.
At LivaNova, patient safety is of the utmost importance, and significant resources are dedicated to the delivery of safe, high-quality products. We intend to vigorously defend each of these claims. Given the early stage of each of these matters, we cannot, however, give any assurances that additional legal proceedings making the same or similar allegations will not be filed against LivaNova PLC or one of its subsidiaries, nor that the resolution of these complaints or other related litigation in connection therewith will not have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
Other Matters
SNIA Litigation
Sorin S.p.A. was created as a result of a spin-off (the “Sorin spin-off”) from SNIA S.p.A. (“SNIA”). The Sorin spin-off, which spun off SNIA’s medical technology division, became effective on January 2, 2004. Pursuant to the Italian Civil Code, in a spin-off transaction, the parent and the spun-off company can be held jointly liable up to the actual value of the shareholders’ equity conveyed or received (we estimate that the value of the shareholders’ equity received was approximately €573 million, or $601.7 million), for certain indebtedness or liabilities of the pre-spin-off company:

•
for “debt” (debiti) of the pre-spin-off company that existed at the time of the spin-off (this joint liability is secondary in nature and, consequently, arises only when such indebtedness is not satisfied by the company owing such indebtedness);

•	for “liabilities” (elementi del passivo) whose allocation between the parties to the spin-off cannot be determined based on the spin-off plan.
Sorin believes and has argued before the relevant fora that Sorin is not jointly liable with SNIA for its alleged SNIA debts and liabilities. Specifically, between 1906 and 2010, SNIA’s subsidiaries Caffaro Chimica S.r.l. and Caffaro S.r.l. and their predecessors (the “SNIA Subsidiaries”), conducted certain chemical operations (the “Caffaro Chemical Operations”), at sites in Torviscosa, Brescia and Colleferro, Italy (the “Caffaro Chemical Sites”). These activities allegedly resulted in substantial and widely dispersed contamination of soil, water and ground water caused by a variety of hazardous substances released at the Caffaro Chemical Sites. In 2009 and 2010, SNIA and the SNIA Subsidiaries filed for insolvency. In connection with SNIA’s Italian insolvency proceedings, the Italian Ministry of the Environment and the Protection of Land and Sea (the “Italian

Ministry of the Environment”), sought compensation from SNIA in an aggregate amount of €3.4 billion, or $3.6 billion, for remediation costs relating to the environmental damage at the Caffaro Chemical Sites allegedly caused by the Caffaro Chemical Operations. The amount was based on certain clean-up activities and precautionary measures set forth in three technical reports prepared by ISPRA, the technical agency of the Ministry of the Environment. In addition to disputing liability, the Company also disputes the amount being claimed and the basis for its estimation by Italian authorities, and that issue also remains in dispute. No final remediation plan has been approved at any time by the Italian authorities.
In September 2011, the Bankruptcy Court of Udine, and in July 2014, the Bankruptcy Court of Milan each held (in proceedings to which our Company is not part) that the Italian Ministry of the Environment and other Italian government agencies (the “Public Administrations”) were not creditors of either SNIA Subsidiaries or SNIA in connection with their claims in the context of their Italian insolvency proceedings. LivaNova (as the successor to Sorin in the litigation) believes these findings are and will be influential (although not formally binding) upon other Italian courts, including civil courts. Public Administrations have appealed both decisions in those insolvency proceedings: in January 2016 the Court of Udine rejected the appeal brought by the Italian Public Administrations. The Public Administrations have appealed that second loss in pending proceedings before the Italian Supreme Court. The appeal by the Public Administrations before the Court of Milan remains pending.
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
Sorin has vigorously contested all of SNIA’s claims against Sorin as well as those claims brought by the Public Administrations. A favorable decision pertaining to the case was delivered in Judgment No. 4101/2016 on April 1, 2016 (the “Decision”). In its Decision, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations against Sorin (now LivaNova), further requiring the Public Administrations to pay Sorin €300 thousand, or $315 thousand, as legal fees (of which €50,000 jointly with SNIA).
On June 21, 2016, the Public Administrations filed an appeal against the above decision before the Court of Appeal of Milan. The first hearing of the appeal proceedings was held on December 20, 2016 and the Court scheduled the final hearing for May 16, 2017. After such hearing the parties will file their final briefs and the Court is expected to render its decision in November 2017. SNIA appeared before the Court but did not file an appeal.
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

Environmental Remediation Order
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
In August 2015, Mr. Hagerty filed a Motion Seeking Leave to file a Second Amended Complaint responding to certain deficiencies noted by the District Court when dismissing claims in his First Amended Complaint alleging that Cyberonics submitted, or caused the submission of false claims under the False Claims Act. On September 4, 2015, Cyberonics filed our Brief in Opposition to Hagerty’s Motion for Leave to file a Second Amended Complaint.  Mr. Hagerty filed a Reply Brief in support of his Motion for Leave to file a Second Amended Complaint on September 11, 2015.  On September 16, 2015, the

District Court heard oral arguments on (a) Mr. Hagerty’s motion seeking to amend his complaint, and (b) Cyberonics’ pending motion demanding arbitration on the claims relating to wrongful and retaliatory discharge.  On November 17, 2015, the District Court (1) denied Mr. Hagerty’s Motion for Leave to File a Second Amended Complaint (accordingly, the previously dismissed claims remain dismissed); (2) granted Cyberonics’ Motion to Compel Arbitration of the two remaining claims (for retaliatory discharge under the False Claims Act (“FCA”) and for wrongful termination/retaliation under Massachusetts law); and (3) stayed the pending case (in order to consolidate all issues for appeal pending resolution of the arbitration). On or about February 22, 2016, Mr. Hagerty dismissed, without prejudice, his individual claims that were ordered to arbitration. Subsequently, on or about March 21, 2016, Mr. Hagerty filed an appeal of the previously dismissed FCA claims with the U.S. First Circuit Court of Appeals (“Appeals Court”). Both Mr. Hagerty and the Company filed written briefs with the Appeals Court and on November 8, 2016, the First Circuit Court of Appeals held oral arguments before the Court. On or about December 16, 2016, the Court issued its opinion in the matter, upholding the district court’s dismissal of the FCA claims. Mr. Hagerty did not seek panel rehearing or en banc reconsideration of that opinion on or before January 9, 2017 and the First Circuit issued a mandate sending the case back to the district court for final disposition. Mr. Hagerty may still file a petition for Writ of Certiorari with the U.S. Supreme Court before March 16, 2017.
We believe that our commercial practices were and are in compliance with applicable legal standards, and we will continue to defend this case vigorously. We make no assurance as to the resources that will be needed to respond to these matters or the final outcome, and we cannot estimate a range of potential loss or damages.
Tax Litigation
In a tax audit report notified on October 30, 2009, the Regional Internal Revenue Office of Lombardy (the “Internal Revenue Office”) informed Sorin Group Italia S.r.l. that, among several issues, it was disallowing in part (for a total of €102.6 million, or $107.7 million) a tax-deductible write down of the investment in the U.S. company, Cobe Cardiovascular Inc., which Sorin Group Italia S.r.l. recognized in 2002 and deducted in five equal installments, beginning in 2002. In December 2009, the Internal Revenue Office issued notices of assessment for 2002, 2003 and 2004. The assessments for 2002 and 2003 were automatically voided for lack of merit. In December 2010 and October 2011, the Internal Revenue Office issued notices of assessment for 2005 and 2006 respectively. The Company challenged all three notices of assessment (for 2004, 2005 and 2006) before the relevant Provincial Tax Courts.
The preliminary challenges filed for 2004, 2005 and 2006 were heard and all denied at the first jurisdictional level, and subsequently, the Company filed an appeal against the decisions in the belief that all the decisions are incorrect in their reasoning and radically flawed. In July 2016, the appeal submitted against the first-level decision for 2004 was accepted (in November 2016, the appeal filed by Bios SpA was also accepted). The second level decision related to the 2004 notice of assessment was appealed to the Italian Supreme Court (Corte di Cassazione) by the Internal Revenue Office in February 2017 and the Supreme Court’s decision is pending. The appeal submitted against the first-level decision for the 2005 notice of assessment was rejected. The second-level decision for 2005 was appealed to the Italian Supreme Court where we argued that the assessment should be deemed null and void and illegitimate because of inappropriate interpretation and application of tax regulations; the Supreme Court’s decision is pending. In October 2016, the appeal we submitted against the first-level negative decision for 2006 assessment was rejected and we will file an appeal of this decision to the Italian Supreme Court.
In November 2012, the Internal Revenue Office served a notice of assessment for 2007 and, in July 2013, served a notice of assessment for 2008, wherein the Internal Revenue Office claimed an increase in taxable income due to a reduction (similar to the previous notices of assessment for 2004, 2005 and 2006) of the losses reported by Sorin Group Italia S.r.l. for the 2002, 2003 and 2004 tax periods and utilized in 2007 and 2008. Both notices of assessment were challenged within the statutory deadline. The Provincial Tax Court of Milan suspended the decision for 2007 until the litigation regarding years 2004, 2005 and 2006 are defined. We expect a decision from the Provincial Court of Milan with regard to our challenge to the 2008 assessment in March 2017.
The total amount of losses in dispute is €62.6 million or $65.7 million. At the time of Cyberonics-Sorin merger, LivaNova carefully reassessed its exposure, on this complex tax litigation, taking into account the recent general adverse trend to taxpayers on litigations with Italian tax authorities. Although the Company’s defensive arguments are strong, the negative Court trend experienced so far by Sorin (four consecutive negative judgments received and one positive judgment received to date) as well as the fact of the ultimate outcome being dependent on the last possible Court level, i.e. the Italian Supreme Court, which is entitled to resolve only on procedural and legal aspects of the case but not on its substance, led LivaNova to leave unchanged the previously recognized risk provision of €16.9 million for $17.7 million
Other Litigation

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
Lease Agreements
We have operating leases for facilities and equipment. Rent expense from all operating leases amounted to approximately $26.1 million, $5.2 million, $0.8 million and $0.9 million for the year ended December 31, 2016, for the transitional period from April 25, 2015 to December 31, 2015 and for the fiscal years ended April 24, 2015 and April 25, 2014, respectively.
Future minimum lease payments for operating leases as of December 31, 2016 (in thousands):

2017	$18,839
2018	18,902
2019	13,329
2020	12,938
2021	9,742
Thereafter	22,891
Note 19.  Stockholders’ Equity
Preferred stock
LivaNova is not authorized to issue preferred stock and no Cyberonics’ preferred stock was outstanding at the consummation of the Mergers on October 19, 2015.
Common stock of Cyberonics and ordinary shares of LivaNova
Prior to the Mergers, shares of Cyberonics common stock were registered pursuant to Section 12(b) of the Exchange Act and listed on NASDAQ under the ticker symbol “CYBX,” and Sorin Ordinary Shares were listed on the Mercato Telematico Azionario organized and managed by Borsa Italiana S.p.A. (the “Italian Stock Exchange”). Shares of Cyberonics common stock and the Sorin ordinary shares were suspended from trading on NASDAQ and the Italian Stock Exchange, respectively, prior to the open of trading on October 19, 2015. Following the completion of the Mergers, LivaNova became the holding company of the combined businesses of Cyberonics and Sorin, and LivaNova’s ordinary shares were listed on NASDAQ and listed on the Official List of the U.K.’s Financial Conduct Authority and admitted to trading on the Main Market of the London Stock Exchange under the ticker symbol “LIVN.”
Share repurchase plans
On August 1, 2016, the Board of Directors (“BOD”) authorized a share repurchase plan pursuant to an authority granted by shareholders at the 2016 annual general meeting held on June 15, 2016. The repurchase program was structured to enable us to buy back up to $30 million of ordinary shares on NASDAQ in the period ended December 31, 2016 and an aggregate of $150 million of ordinary shares (inclusive of the $30 million of ordinary shares set out above) also on NASDAQ up to and including December 31, 2018. In November 2016, the share repurchase plan was amended to authorize the repurchase up to $50 million of ordinary shares through December 31, 2016 (instead of the originally authorized $30 million). Ordinary shares repurchased under the repurchase plan are canceled. As of December 31, 2016, we purchased 993,339 shares under this plan at a cost of $50.0 million at an average price per share of $50.32. All the repurchased shares have been canceled and are no longer considered issued or outstanding.
Share repurchase plans prior to the Mergers
Common shares were repurchased on the open market pursuant to the Cyberonics’ Board of Directors-approved repurchase plans during the fiscal year ended April 24, 2015 and prior. During the fiscal years ended April 24, 2015 and April 25, 2014, pursuant to approved treasury stock repurchase plans, Cyberonics repurchased 875,121 and 1,205,300 shares, respectively, of its common stock, at an average price of $55.94 and $57.66, respectively.
Accumulated other comprehensive income
The table below presents the change in each component of accumulated other comprehensive income (loss), net of tax and the reclassifications out of accumulated other comprehensive income into net earnings for the year ended December 31, 2016 and the transitional period from April 25, 2015 to December 31, 2015 (in thousands):

	Change in unrealized gain (loss) on cash flow hedges	Foreign Currency Translation Adjustments (1)	Total
As of April 24, 2015	$—	$(3,401)	$(3,401)
Other comprehensive income (loss) before reclassifications, before tax	1,274	(51,715)	(50,441)
Tax benefit (expense)	(386)	—	(386)
As of December 31, 2015	888	(55,116)	(54,228)
Other comprehensive income (loss) before reclassifications, before tax	2,959	(16,990)	(14,031)
Tax benefit (expense)	(795)	—	(795)
Other comprehensive income (loss) before reclassifications, net of tax	2,164	(16,990)	(14,826)
Reclassification of loss from accumulated other comprehensive income, before tax	971	—	971
Tax effect	(404)	—	(404)
Reclassification of loss from accumulated other comprehensive income, after tax	567	—	567
Net current-period other comprehensive income (loss), net of tax	2,731	(16,990)	(14,259)
As of December 31, 2016	$3,619	$(72,106)	$(68,487)

(1)	Taxes were not provided for foreign currency translation adjustments as translation adjustment are related to earnings that are intended to be reinvested in the countries where earned.
Note 20.  Stock-Based Incentive Plans
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

In addition, pursuant to the Transaction Agreement, 2,617,490 unvested performance share units granted under the 2014-2016 Plan and 2013-2015 Plan which were held by Sorin employees upon close of the Mergers were converted into 123,456 LivaNova ordinary shares in a manner designed to preserve the intrinsic value of such awards. For awards not yet earned based on performance achieved as of the date of the Mergers, a service requirement was added to the remaining awards and the performance conditions were removed, resulting in a modification to the award (see below for further details). A portion of the service awards vested on the date of the Mergers and of the remaining awards, 50% vested on February 26, 2016 and 50% vested on February 26, 2017, in each case subject to continued employment. The awards will continue to be governed in accordance with the terms and conditions as were applicable immediately prior to the completion of the Mergers, with the exception of the modified terms pursuant to the Transaction Agreement. The modifications made to the performance share units granted under the 2014-2016 Plan and 2013-2015 Plan constituted modifications under the authoritative guidance for accounting for stock-based compensation. The modification resulted in $8.6 million incremental costs of which $0.9 million was recognized on the acquisition date and the remaining $7.7 million will be recognized over the remaining service period of the awards. We recognized $4.9 million and $1.4 million stock-based compensation expense related to these modifications from the date of the acquisition for the year ended December 31, 2016 and through the transitional period ended December 31, 2015, respectively.
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
LivaNova awards
On October 16, 2015, the sole shareholder of LivaNova approved the adoption of the Company’s 2015 Incentive Award Plan (the “2015 Plan”). The Plan became effective as of October 19, 2015. Incentive awards may be granted under the 2015 Plan in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based and cash-based awards and dividend equivalents. As of December 31, 2016, there were approximately 6,916,397 shares available for future grants under the 2015 Plan.

Stock-Based Compensation
 Amounts of stock-based compensation recognized in the consolidated statements of income (loss), by expense category are as follows (in thousands):

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Cost of goods sold	$709	$470	$559	$488
Selling, general and administrative	17,677	15,856	8,357	7,998
Research and development	912	1,694	3,024	2,754
Merger-related expense	271	13,010	—	—
Total stock-based compensation expense	19,569	31,030	11,940	11,240
Income tax benefit, related to awards, recognized in the consolidated statements of income	5,205	7,856	3,944	3,744
Total expense, net of income tax benefit	$14,364	$23,174	$7,996	$7,496
Amounts of stock-based compensation expense recognized in the consolidated statements of income (loss) by type of arrangement are as follows (in thousands):

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Service-based stock option awards and SAR's	$8,914	$10,762	$4,317	$3,722
Service-based restricted stock and restricted stock unit awards	10,523	8,288	6,119	5,527
Performance-based restricted stock and restricted stock unit awards	132	11,980	1,504	1,991
Total stock-based compensation expense	$19,569	$31,030	$11,940	$11,240
Unrecognized Stock-Based Compensation
Below, we present the amount of stock-based compensation cost not yet recognized related to non-vested awards, including awards assumed or issued, as a result of the Mergers (in thousands):

	Year Ended December 31, 2016
	Unrecognized Compensation Cost	Weighted Average remaining Vesting Period (in years)
Service-based stock appreciation rights	$13,636	2.53
Service-based restricted and restricted stock unit awards	18,290	3.12
Performance-based restricted stock and restricted stock unit awards	24	0.19
Total stock-based compensation cost unrecognized	$31,950	2.87

Stock Options and Stock Appreciation Rights
We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of service-based stock option awards and stock appreciation rights. The following table lists the assumptions we utilized as inputs to the Black-Scholes model:

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Dividend Yield (1)	—	—	—	—
Risk-free interest rate - based on grant date (2)	1.0% - 1.8%	1.2% - 1.4%	1.60% - 1.98%	1.36% - 2.01%
Expected option term - in years per group of employees/consultants (3)	4 - 5	4 - 5	4.88 - 6.56	5.92 - 6.54
Expected volatility at grant date (4)	30.75% - 32.36%	34.1%	31.67% - 41.09%	40.41% - 43.59%

(1)	We have not paid dividends and no future dividends have been approved.

(2)	We use yield rates on U.S. Treasury securities for a period that approximated the expected term of the award to estimate the risk-free interest rate.

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
The following tables detail the activity for service-based stock option awards and stock appreciation rights, including awards assumed or issued as a result of the Mergers:

	December 31, 2016
Options and SARs	Number of Optioned Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding — at December 31, 2015	1,589,561	$55.56
Granted	761,812	54.31
Exercised	(256,293)	37.62
Forfeited	(81,230)	64.42
Expired	(64,522)	55.45
Outstanding — at December 31, 2016	1,949,328	57.07	6.09	$2,041
Fully vested and exercisable — end of year	941,763	55.65	4.23	$2,007
Fully vested and expected to vest — end of year (2)	1,915,212	$57.03	6.05	$2,041

(1)
The aggregate intrinsic value of options and SARs is based on the difference between the fair market value of the underlying stock at December 31, 2016, using the market closing stock price, and exercise price for in-the-money awards.

(2)	Factors in expected future forfeitures.

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Weighted average grant date fair value of stock option awards and SARs granted during the fiscal year (1)	$15.03	$21.05	$18.64	$23.29
Aggregate intrinsic value of stock option and SAR exercises during the fiscal year (in thousands)	$5,033	$5,464	$3,973	$14,210
(1) Including weighted average Mergers date fair value of SARs assumed in the Mergers.
Restricted Stock and Restricted Stock Units Awards
The following tables detail the activity for service-based restricted stock and restricted stock unit awards, including activity from restricted stock units assumed or issued as a result of the Mergers:

	December 31, 2016
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at December 31, 2015	203,563	$59.20
Granted	407,822	55.53
Vested	(88,303)	56.65
Forfeited	(16,863)	62.73
Non-vested shares at December 31, 2016	506,219	$56.56

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Weighted average grant date fair value of service-based share grants issued during the fiscal year	$55.53	$57.55	$56.85	$52.02
Aggregate fair value of service-based share grants that vested during the year (in thousands)	$4,810	$24,384	$9,194	$8,125
The following tables detail the activity for performance-based and market-based restricted stock and restricted stock unit awards:

	December 31, 2016
	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares at December 31, 2015	—	$—
Granted	52,083	$42.01
Non-vested shares at December 31, 2016	52,083

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Weighted average grant date fair value of performance-based share grants issued during the fiscal year	$42.01	$—	$57.39	$—
Aggregate fair value of performance-based share grants that vested during the year (in thousands)	$—	$9,648	$10,519	$3,190
Note 21.  Employee Retirement Plans
Prior to the Mergers, Cyberonics did not sponsor any defined benefit pension plans. As a result of the Mergers, we assumed several defined benefit pension plans which include plans in the U.S., Italy, Germany, Japan and France. We maintain a frozen cash balance retirement plan in the U.S., that is a contributory, defined benefit plan designed to provide the benefit in terms of a stated account balance dependent on the employer's promised interest-crediting rate. In Italy and France we maintain a severance pay defined benefit plan that obligates the employer to pay severance pay in case of resignation, dismissal or retirement. In other jurisdictions we sponsor non-contributory, defined benefit plans designated to provide a guaranteed minimum retirement benefits to eligible employees.
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
The expense related to these plans was $11.9 million and $3.5 million for the year ended December 31, 2016 and the transitional period from April 25, 2015 to December 31, 2015, respectively, and $1.8 million and $1.7 million for the fiscal years ended April 24, 2015 and April 25, 2014, respectively.

The change in benefit obligations and funded status of our U.S. and non-U.S. pension benefits (in thousands):

	Year Ended December 31, 2016		Transitional Period April 25, 2015 to December 31, 2015
	U.S. Pension Benefits	Non-U.S. Pension Benefits	U.S. Pension Benefits	Non-U.S. Pension Benefits
Accumulated benefit obligations at year end:	10,615	39,002	10,218	29,315
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$10,218	$29,315	$—	$—
Service cost	—	693	—	155
Interest cost	367	534	86	117
Benefits obligations assumed in the Mergers	—	—	10,378	29,082
Employee contributions	—	—	—	—
Plan curtailments and settlements (1)	(609)	(296)	(59)	—
Actuarial (gain) loss	698	1,227	(40)	193
Benefits paid	(249)	(2,214)	(147)	(232)
Foreign currency exchange rate changes and other	—	(682)	—	—
Projected benefit obligation at end of year	$10,425	$28,577	$10,218	$29,315
Change in plan assets:
Fair value of plan assets at beginning of year	5,858	2,760	—	—
Actual return on plan assets	277	29	(33)	6
Plan assets acquired in the Mergers	—	—	6,097	2,676
Employer contributions	648	—	—	83
Employee contributions	—	369	—	—
Plan settlements	(609)	—	(59)	—
Benefits paid	(249)	(244)	(147)	(5)
Foreign currency exchange rate changes	—	63	—	—
Fair value of plan assets at end of year	$5,925	$2,977	$5,858	$2,760
Funded status at end of year:
Fair value of plan assets	5,925	2,977	5,858	2,760
Projected Benefit obligations	10,425	28,577	10,218	29,315
Underfunded status of the plans (2)	4,500	25,600	4,360	26,555
Recognized liability	$4,500	$25,600	$4,360	$26,555
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	—	—	—	—
Current liabilities	—	—	—	—
Non-current liabilities	4,500	25,600	4,360	26,555
Recognized liability	$4,500	$25,600	$4,360	$26,555
(1) Benefits to be accumulated in future periods in our French defined benefit plan were curtailed due to our Meylan, French facility restructuring.
(2) In certain countries outside the United States fully funding pension plans is not a common practice. Consequently, certain pension plans have been partially funded.

Defined Benefit Plan Net Periodic Benefit Cost
The net periodic benefit cost of the defined benefit pension plans includes the following components (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015
Service cost	$—	$—	$693	$155
Interest cost	367	86	534	117
Expected return on plan assets	(277)	(77)	(29)	—
Settlement and curtailment loss (gains)	259	282	(296)	—
Amortization of net actuarial loss	439	96	1,227	—
Net periodic benefit cost	$788	$387	$2,129	$272
To determine the discount rate for our U.S. benefit plan, we used the Citigroup Above-median yield curve. For the discount rate used for the other non-U.S. benefit plans we consider local market expectations of long-term returns. The resulting discount rates are consistent with the duration of plan liabilities. The expected long-term rate of return on plan assets assumptions are determined using a building block approach, considering historical averages and real returns of each asset class. In certain countries, where historical returns are not meaningful, consideration is given to local market expectations of long-term returns.
Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015
Actuarial assumptions used to determine benefit obligation
Discount rate	3.63%	3.79%	0.27% - 1.50%	0.48% - 2.00%
Rate of compensation increase	N/A	N/A	2.50% - 3.89%	2.50% - 3.89%
Actuarial assumptions used to determine net periodic benefit cost
Discount rate	3.04% - 3.79%	3.64%	3.64%	—%
Expected return on plan assets	5.00%	5.00%	5.00%	N/A
Retirement Benefit Plan Investment Strategy
In the U.S., we have an account that holds the defined benefit frozen balance pension plan assets. The Qualified Plan Committee (the “Plan Committee”) sets investment guidelines for U.S. pension plans. The plan assets in the U.S. are invested in accordance with sound investment practices that emphasize long-term fundamentals. The investment objectives for the plan assets in the U.S. are to achieve a positive rate of return that would be expected to close the current funding deficit and so enable us to terminate the frozen pension plan at a reasonable cost. The Plan Committee also oversees the investment allocation process, selects the investment managers, and monitors asset performance. The investment portfolio contains a diversified portfolio of fixed income and equity index funds. Securities are also diversified in terms of domestic and international securities, short- and long-term securities, growth and value styles, large cap and small cap stocks.
Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is a significant variation in policy asset allocation from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country.

Our U.S. pension plan target allocations by asset category:

U.S. Pension Benefits as of December 31, 2016
Equity Securities	25%
Debt Securities	70%
Other	5%
Retirement Benefit Fair Values
The following is a description of the valuation methodologies used for retirement benefit plan assets measured at fair value:
Equity Mutual Funds: Valued based on the year-end net asset values of the investment vehicles. The net asset values of the investment vehicles are based on the fair values of the underlying investments of the partnerships valued at the closing price reported in the active markets in which the individual security is traded. Equity mutual funds have a daily reported net asset value.
Fixed Income Mutual Funds: Valued based on the year-end net asset values of the investment vehicles. The net asset values of the investment vehicles are based on the fair values of the underlying investments of the partnerships valued based on inputs other than quoted prices that are observable.
Money Markets: Valued based on quoted prices in active markets for identical assets.
The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP (in thousands):

	Fair Value as of	Fair Value Measurement Using Inputs Considered as:
	December 31, 2016	Level 1	Level 2	Level 3
Equity mutual funds	$1,660	$—	$1,660	$—
Fixed income mutual funds	4,041	—	4,041	—
Money market funds	224	224	—	—
	$5,925	$224	$5,701	$—

	Fair Value as of	Fair Value Measurement Using Inputs Considered as:
	December 31, 2015	Level 1	Level 2	Level 3
Equity mutual funds	$1,727	$—	$1,727	$—
Fixed income mutual funds	4,058	—	4,058	—
Money market funds	73	73	—	—
	$5,858	$73	$5,785	$—
Refer to “Note 15. Fair Value Measurements” for discussion of the fair value measurement terms of Levels 1, 2, and 3.
Defined Benefit Retirement Funding
We make the minimum required contribution to fund the U.S. pension plan as determined by MAP - 21 and the Highway and Transportation Funding Act of 2014 (“HAFTA”). We contributed $0.6 million to the pension plans (U.S. and non-U.S.) during the year ended December 31, 2016. During the transitional period April 25, 2015 to December 31, 2015, we did not make a material contribution to the U.S. or non-U.S. pension plans. We anticipate that we will make contributions to the U.S. pension plan of approximately $0.9 million during fiscal year 2017.

Benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows (in thousands):

	U.S. Plans	Non-U.S. Plans
2017	$687	$1,058
2018	881	935
2019	574	898
2020	994	877
2021	723	1,011
Thereafter	$6,756	$23,798

Severance Indemnity
In Italy, upon termination of employment for any reason, employers are required to pay a termination indemnity (Trattamento di fine Rapporto or “TFR”) to all employees as required by Italian Civil Code. In Italy, the TFR serves as a backup in the event of redundancy or as an additional pension benefit after retirement. The TFR is considered a defined contribution plan with respect to amounts vesting as of January 1, 2007 for employees who have opted for supplementary pensions or who have chosen to maintain the TFR at the company, for companies with more than 50 employees. We have incurred expenses related to the Italian TFR of approximately $1.3 million and $1.5 million for the year ended December 31, 2016 and the transitional period April 25, 2015 to December 31, 2015, respectively.
Defined Contribution Plans
We incurred expenses for our defined contribution plans of $10.3 million and $3.0 million for the year ended December 31, 2016 and the transitional period April 25, 2015 to December 31, 2015, respectively.

Note 22.  Income Taxes
The U.S. and non-U.S. components of income before income taxes and the provision for income taxes are as follows (in thousands):

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Income before income taxes:
U.K. and Non-United States	$(95,017)	$(43,892)	$2,020	$3,622
United States	61,968	4,611	87,274	76,257
	$(33,049)	$(39,281)	$89,294	$79,879
Provision for current income tax expense:
U.K. and Non-United States	$17,196	$3,246	$1,065	$104
United States	16,643	23,544	21,104	29,789
	$33,839	$26,790	$22,169	$29,893
Provision for deferred income tax (benefit)/expense:
U.K. and Non-United States	$(26,849)	$(20,193)	$834	$(3,534)
United States	138	(19,573)	8,443	(1,370)
	$(26,711)	$(39,766)	$9,277	$(4,904)
Total provision for income tax expense (benefit)	$7,128	$(12,976)	$31,446	$24,989

The following is a reconciliation of the statutory income tax rate to our effective income tax rate expressed as a percentage of income before income taxes:

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Statutory tax rate at U.S. Rate	—%	—%	35.0%	35.0%
Statutory tax rate at U.K. Rate	20.0	20.0	—	—
Effect of changes in tax rate	5.1	(8.5)	—	—
Deferred tax valuation allowance	(39.4)	(5.7)	—	(4.4)
Transaction costs (1)	(8.0)	(13.8)	—	—
Sale of Intellectual Property	(13.7)	—	—	—
Goodwill Impairment	(32.0)	—	—	—
Adjustment to Cyberonics BVBA NOL deferred tax asset resulting from the Belgium tax audit	—	—	—	7.3
Adjustment to Cyberonics BVBA NOL deferred tax asset valuation allowance resulting from the Belgium tax audit	—	—	—	(7.3)
State and local tax provision, net of federal benefit	(6.5)	(1.0)	2.7	2.5
Foreign tax rate differential	(37.2)	29.7	1.5	0.5
Notional interest deduction	53.1	7.9	—	—
U.S. Subpart F	(6.1)	(5.1)	—	—
Research and development tax credits	6.6	4.0	(2.1)	(3.4)
Distribution of subsidiary earnings	42.8	—	—	—
Reserve for uncertain tax positions	(6.5)	—	(1.5)	—
Domestic manufacturing deduction	2.2	2.0	(2.9)	—
Other, net	(2.0)	3.5	2.5	1.1
Effective tax rate	(21.6)%	33.0%	35.2%	31.3%

(1)
Included in transitional period April 25, 2015 to December 31, 2015 is the reversal of the deferred tax asset established during the fiscal year ended April 24, 2015 based on the assumption that these otherwise non-deductible transaction costs would be deductible if the business combination was not consummated. Because the transaction was ultimately consummated, the deferred tax asset was reversed as a non-deductible transaction cost in the amount of $2.3 million.

Based on the November 2015 FASB accounting pronouncement regarding the classification of the current portion of deferred taxes, we elected early adoption on a prospective basis. For further information refer to “Note 26. New Accounting Pronouncements” below. As a result, we classified deferred tax assets and deferred tax liabilities as long-term on the consolidated balance sheet as of December 31, 2016. The Company has not retrospectively adjusted prior periods. Significant components of our deferred tax assets are as follows, (in thousands):

	December 31, 2016	December 31, 2015	April 24, 2015
Deferred tax assets:
Net operating loss carryforwards	$131,904	$127,545	$1,977
Tax credit carryforwards	17,242	19,851	3,059
Deferred compensation	6,521	6,218	6,847
Accruals and reserves	28,520	24,778	2,620
Depreciation and amortization	15,226	16,536	—
Inventory	4,441	4,994	384
Other	10,306	5,565	919
Gross deferred tax assets	214,160	205,487	15,806
Valuation allowance	(51,503)	(50,124)	(1,613)
Total deferred tax assets	162,657	155,363	14,193
Deferred tax liabilities:
Gain on sale of intellectual property	(136,117)	—	—
Basis differences in subsidiaries	(12,553)	(13,555)	—
Property, equipment & intangible assets	(179,316)	(223,453)	(916)
Other	(1,195)	(329)	—
Gross deferred tax liabilities:	(329,181)	(237,337)	(916)
Total deferred tax (liabilities) assets, net	$(166,524)	$(81,974)	$13,277
Reported in the consolidated balance sheet as (after valuation allowance and jurisdictional netting):
Deferred tax assets, net current	$—	$—	$7,199
Net Deferred tax asset	6,017	153,509	6,078
Deferred tax liability	(172,541)	(235,483)	—
Net deferred tax (liabilities) assets	$(166,524)	$(81,974)	$13,277
During the year ended December 31, 2016 we utilized a U.S. capital loss carryforward in the amount of $5.3 million. We have $12.8 million of foreign tax credits in the United States, $0.6 million in Canadian research and development credits, $2.8 million of U.S. State tax credits, and $1.2 million of other U.S. credits. Lastly, we have 3.1 million Euros of French refundable research and development credits shown as a current tax asset in our balance sheet. We have net operating losses (“NOL”) and carryforwards of the following amounts (in thousands):

Region	Gross Amount	Gross Amount with No Expiration	With Expiration	Starting Expiration Year
Europe	$265,555	$253,794	$11,761	2017
South America	11,754	11,754	—	N/A
U.S. Federal	148,824	—	148,824	2020
U.S. State	138,488	—	138,488	2017
Far East	$3,894	$—	$3,894	2018

As of December 31, 2016, we have a valuation allowance of $51.5 million, primarily related to net operating losses within the CRM business of legacy Sorin.  As a result of the business combination during the transitional period April 25, 2015 to December 31, 2015, the historic net operating losses of Sorin U.S. are limited by IRC section 382. The annual limitation is approximately $14.2 million, which is sufficient to absorb the U.S. net operating losses prior to their expiration. Thus no additional valuation allowance has been recorded.
We have consolidated certain of our intangible assets into an entity organized under the laws of England and Wales. Because the intangible assets were sold and purchased inter-company, the tax expense on the inter-company gain of $155.6 million was deferred, and will be amortized to current income tax expense in the consolidated statement of net income (loss) over an 8 year period, which represents the estimated useful life of the intangible assets that were consolidated into the U.K. entity. Approximately $11.6 million was amortized to current income tax expense during the year ended December 31, 2016. The unamortized balance as of December 31, 2016 is included in Prepaid expenses and other current assets and Other assets in the consolidated balance sheet in the amount of $19.4 million and $124.6 million, respectively. The cash taxes payable were recorded as a deferred tax liability and are reclassified to income taxes payable as taxes become payable on the intercompany gain. The deferred tax liability associated with the intercompany gain totaled $136.1 million as of December 31, 2016 and is included in Deferred income taxes liability in the consolidated balance sheet.
A significant portion of the net deferred tax liability included above relates to the tax effect of the step-up in value of the assets acquired in the combination with Sorin. Refer to “Note 3. Business Combinations” for additional information.
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries as of December 31, 2016 because it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes. There should be no material tax liability on future distributions as most jurisdictions with undistributed earnings have various participation exemptions / no withholding tax. As of December 31, 2016, it was not practicable to determine the amount of the deferred income tax liability related to those investments.
The following is a roll-forward of our total gross unrecognized tax benefit (in thousands):

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015
Balance at beginning of year	$20,224	$5,782	$7,079
Increases
Tax positions related to current year	—	14,442	—
Tax positions related to prior year	2,548	—	—
Impact of foreign currency exchange rates	(398)	—	—
Decreases
Tax positions related to prior years	—	—	(1,297)
Balance at end of year	$22,374	$20,224	$5,782
In April 2016, the Guardia di Finanza, the Italian enforcement agency, under the authority of the Minister of Economy and Finance, commenced an audit of Sorin Group Italia Srl for tax years 2012 through 2015. On December 16, 2016, the Italian tax inspectors issued an audit report for tax year 2014. Based on the audit report for tax year 2014 and an analysis as to the more likely than not outcome, we have recorded a liability related to unrecognized tax benefits for the tax years 2012 through 2015.
During the fiscal year ended April 24, 2015, based upon our review and rework of certain prior-year R&D tax credits, we believe that the credits are more likely than not to be sustained upon examination and as a result we released the reserve against these R&D tax credits.

Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves for uncertain tax positions. However, there can be no assurance that we will accurately predict the outcome of these audits and the actual outcome of an audit could have a material impact on our consolidated results of income, financial position or cash flows. If all of our unrecognized tax benefits as of December 31, 2016 were recognized, $22.4 million would impact our effective tax rate. We are unable to estimate the amount of change in the majority of our unrecognized tax benefits over the next 12 months. Refer to “Note 18. Commitments and Contingencies” for additional information regarding the status of current tax litigation.
We record accrued interest and penalties related to unrecognized tax benefits in interest expense and other expense, respectively.
The major jurisdictions where we are subject to income tax examinations are as follows:

Jurisdiction	Earliest year open
U.S. - federal and state	1992
Italy	2012
Germany	2010
England and Wales	2012
Canada	2012
France	2010
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
On October 13, 2016, the U.S. IRS and U.S. Treasury Department released final and temporary regulations under section 385. In response to comments, the final regulations significantly narrow the scope of the proposed regulations previously issued on April 4, 2016. Like the proposed regulations, the final regulations establish extensive documentation requirements that must be satisfied for a debt instrument to constitute debt for U.S. federal tax purposes and re-characterizes a debt instrument as stock if the instrument is issued in one of a number of specified transactions. Moreover, while these new rules are not retroactive, they will impact our future intercompany transactions and our ability to engage in future restructuring.

Note 23.  Income(Loss) Per Share
The following table sets forth the computation of basic and diluted net income/loss per ordinary share or share of common stock, (in thousands except per share data):

	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Numerator:
Net income (loss)	$(62,789)	$(29,613)	$57,848	$54,890

Denominator:
Basic weighted average shares outstanding	48,860	32,741	26,391	27,143
Add effects of stock options (1)	—	—	235	324
Diluted weighted average shares outstanding	48,860	32,741	26,626	27,466
Basic income/(loss) per share	$(1.29)	$(0.90)	$2.19	$2.02
Diluted income/(loss) per share	$(1.29)	$(0.90)	$2.17	$2.00

(1)
Excluded from the computation of diluted EPS were average outstanding dilutive instruments (options, stock appreciation rights (“SARs”) and restricted shares and restricted share units) to purchase 154,000 and 221,000 ordinary shares of LivaNova because to include them would be anti-dilutive due to the net loss during the year ended December 31, 2016 and the transitional period April 25, 2015 to December 31, 2015, respectively. Excluded from the computation of diluted earnings per share for the fiscal years ended April 24, 2015 and April 25, 2014 were average outstanding options to purchase 57,000 and 38,000 common shares, respectively, of Cyberonics because to include them would have been anti-dilutive due to the option exercise price exceeding the average market price of Cyberonics common stock during the periods.

Note 24.  Geographic and Segment Information
Segment Information
Upon completion of the Mergers, we reorganized our reporting structure and aligned our segments and the underlying divisions and businesses. LivaNova was then comprised of three principal Business Units: Cardiac Surgery, Neuromodulation and Cardiac Rhythm Management, corresponding to three main therapeutic areas. The historical Cyberonics operations were included under the Neuromodulation Business Unit, and the historical Sorin businesses were included under the Cardiac Surgery and Cardiac Rhythm Management Business Units. Corporate activities included corporate business development and New Ventures. The New Ventures group was created with contributions from both Cyberonics and Sorin. This change had no impact on our consolidated results for prior periods presented.
In July 2016, we announced a new organizational structure and the introduction of new talent into the executive leadership team. We are transitioning the organization to a regional focus with regional leaders in the U.S., Europe, and the rest of world. Supporting the regions will be our three product franchises: Neuromodulation, Cardiac Surgery, and Cardiac Rhythm Management. The product franchise leaders will be responsible for product R&D and marketing on a global basis. We believe a regional focus will allow a number of tangible benefits, namely the ability to share resources, faster decision-making, improved market access capabilities, and greater focus on the needs of physicians, hospitals, and patients. Our new operating structure and the introduction of new talent into the leadership team will facilitate an evolution of our goals and decision making processes in the near to immediate term; accordingly, we will continue to monitor the way we manage, evaluate and internally report our business activities and the corresponding impact this could have on our segment reporting.
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
Net sales of our reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. We define segment income as operating income before merger and integration, restructuring, amortization and litigation settlement.
Net sales and operating income (loss) by segment are as follows (in thousands):

Net Sales	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Cardiac Surgery	$611,715	$147,635	$—	$—
Cardiac Rhythm Management	249,067	52,470	—	—
Neuromodulation	351,406	214,761	291,558	282,014
Other	1,737	841	—	—
Total Net Sales	$1,213,925	$415,707	$291,558	$282,014
Segment income from operations reconciled to Operating Income (Loss) (in thousands):

Segment Income from Operations:	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Cardiac Surgery (including product remediation)	$16,578	$7,321	$—	$—
Cardiac Rhythm Management (including goodwill impairment)	(32,018)	(13,332)	—	—
Neuromodulation	180,579	87,845	97,344	87,455
Other	(70,770)	(40,304)	—	—
Total Reportable Segment Income from Operations	$94,369	$41,530	$97,344	$87,455
Merger and integration expenses	20,537	55,787	8,692	—
Restructuring expenses	55,943	11,323	—	—
Amortization of intangibles	45,511	—	—	—
Litigation settlement	—	—	—	7,443
Operating (Loss) Income	$(27,622)	$(25,580)	$88,652	$80,012
Assets by reportable segment (in thousands):

Assets:	December 31, 2016	December 31, 2015	April 24, 2015
Cardiac Surgery	$1,277,799	$1,472,108	$—
Cardiac Rhythm Management	341,998	432,758	—
Neuromodulation	611,085	539,698	315,944
Corporate	111,749	114,175	—
Total Assets	$2,342,631	$2,558,739	$315,944

Depreciation and amortization expense by segment (in thousands):

Depreciation and Amortization Expense:	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
Cardiac Surgery	$58,213	$11,247	$—	$—
Cardiac Rhythm Management	21,808	4,292	—	—
Neuromodulation	4,736	4,103	6,807	5,631
Other	606	858	—	—
Total (1)	$85,363	$20,500	$6,807	$5,631
(1) Amortization of intangibles, as disclosed separately in the consolidated statement of income (loss), is included in the depreciation and amortization totals by Segment above.
Capital expenditures by segment (in thousands):

Capital Expenditures:	December 31, 2016	December 31, 2015	April 24, 2015	April 25, 2014
Cardiac Surgery	$21,190	$10,402	$—	$—
Cardiac Rhythm Management	3,809	4,954	—	—
Neuromodulation	8,098	1,418	6,687	19,061
Other	5,265	512	—	—
Total	$38,362	$17,286	$6,687	$19,061
Geographic Information
We operate under three geographic regions: United States, Europe, and Rest of World. Accordingly, the geographic information for the prior years has been restated to present these regions.
Net sales to external customers by geography are determined based on the country the products are shipped to (in thousands):

Net sales:	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015	Fiscal Year Ended April 24, 2015	Fiscal Year Ended April 25, 2014
United States	$490,506	$232,261	$235,712	$226,923
Europe (1) (2)	402,066	105,322	41,484	38,293
Rest of World	321,353	78,124	14,362	16,798
Total	$1,213,925	$415,707	$291,558	$282,014

(1)
Net sales to external customers includes $37.3 million and $14.3 million in the United Kingdom, our country of domicile, for the year ended December 31, 2016 and the transitional period April 25, 2015 to December 31, 2015, respectively. Prior to the Mergers, we were domiciled in the United States. In addition, the only country (other than the U.S.) in which sales exceeded 10% of total sales, was France, at 10.4% of total sales for the year ended December 31, 2016.

(2)	Includes those countries in Europe where LivaNova has a direct sales presence. Countries where sales are made through distributors are included in Rest of World.

(3)
No single customer represented over 10 percent of our consolidated net sales in the year ended December 31, 2016, the transitional period April 25, 2015 to December 31, 2015, and the fiscal years ended April 24, 2015 and April 25, 2014.

Property, plant, and equipment, net by geography are as follows (in thousands):

PP&E	December 31, 2016	December 31, 2015	April 24, 2015
United States	$61,279	$57,806	$28,465
Europe (1)	130,777	148,708	522
Rest of World	31,786	38,073	11,300
Total	$223,842	$244,587	$40,287

(1)
Property, plant, and equipment, net included $3.0 million and $2.4 million in the United Kingdom as of December 31, 2016 and December 31, 2015, respectively. Prior to the Mergers, we were domiciled in the United States.

Note  25. Quarterly Financial Information (unaudited)

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2016 (1)
Net sales	$286,969	$321,047	$295,268	$310,641	$1,213,925
Gross profit	162,696	189,545	188,125	164,039	704,405
Net (loss) income	(40,378)	8,957	(1,569)	(29,799)	(62,789)
Diluted (loss) income per share	$(0.83)	$0.18	$(0.03)	$(0.61)	$(1.29)

		First Quarter April 25, 2015 to July 24, 2015	Transitional Second Quarter July 25, 2015 to October 18, 2015	Transitional Period October 19, 2015 to December 31, 2015	Total
Transitional period April 25, 2015 to December 31, 2015 (2)
Net sales		$81,011	$67,521	$267,175	$415,707
Gross profit		71,578	57,985	142,301	271,864
Net income (loss)		12,419	(25,091)	(16,941)	(29,613)
Diluted income (loss) per share		$0.47	$(0.96)	$(0.41)	$(0.90)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal year ended April 24, 2015 (3)
Net sales	$72,004	$73,417	$72,065	$74,072	$291,558
Gross profit	65,594	66,651	65,525	66,477	264,247
Net income	13,519	17,273	16,542	10,514	57,848
Diluted income per share	$0.50	$0.64	$0.62	$0.40	$2.17

(1)
Certain costs previously reported as Litigation related expense in the consolidated statement of income (loss) were deemed to be costs related to the 3T Heater Cooler remediation and have been reclassified and reported as Product remediation expenses in the consolidated statement of income (loss). These costs totaled $0.7 million, $0.8 million and $0.7 million in the first quarter, second quarter and third quarter of 2016, respectively. As a result of the reclassifications, gross profit in the above table has been reduced by such amount.

(2)	During the transitional period April 25, 2015 to December 31, 2015, we consummated the merger with Sorin, and as a result, incurred $67.1 million in merger, integration and in restructuring expenses.

(3)	During fiscal year ended April 24, 2015, we entered into a definitive merger agreement with Sorin and incurred expenses associated with the proposed merger of $8.7 million.

Note 26. New Accounting Pronouncements
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
In September 2015, the FASB issued ASC Update No. 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This accounting guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. This guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We adopted this guidance January 1, 2016, and as a result we recorded a measurement period reduction to goodwill of $24.0 million during the year ended December 31, 2016. Refer to “Note 3. Business Combinations” to the consolidated financial statements for further information.
In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Update 2016-01 requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes recognized in net income. However, an entity may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The amendments, in addition, reduce complexity of the impairment assessment of equity investments without readily determinable fair values with regard to the other-than-temporary impairment guidance. The amendments also require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of certain provisions is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASC Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for certain income tax aspects of share-based payment transactions, including: the recognition of excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, the treatment of the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur and the recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The amendments related to the timing of when excess tax benefits should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. In addition, simplification includes the classification of all excess tax benefits on the statement of cash flows as an operating activity; the entity may elect to apply this cash flow simplification using either a prospective or a retrospective transition method. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods; early adoption is permitted in any interim or annual period. The effect of our adoption of this Update on the consolidated financial statements depends on many factors including our future stock prices. We do not expect the adoption of this Update to have a material impact on our consolidated results of operations or financial position.

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
In August 2016, the FASB issued ASC Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230 -Statement of Cash Flows): The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of adopting these provisions on our consolidated financial statements.
In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740): This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such “intra-entity transfers” until the assets have been sold to an outside party. The amendment should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment directly to retained earnings as of the beginning of the period in which the guidance is adopted. The rule takes effect for annual periods after December 15, 2017, including interim periods within those annual reporting periods; early adoption is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASC Update 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). The amendments in this Update simplified the testing for goodwill impairment subsequent to the measurement period, which was the subject of ASC Update 2015-16, discussed above. An entity, under this Update, should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This Update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The standard is effective for annual or interim goodwill impairment testing dates performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment test performed on testing dates after January 1, 2017. We will adopt this standard on January 1, 2017. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

Note 27. Transition Period Financial Information
Prior to the Mergers, Cyberonics’ fiscal year ended on the last Friday in April of each year. The fiscal year of LivaNova, which became the successor issuer to Cyberonics on October 19, 2015, begins on January 1 and ends on December 31 of each year. The change of fiscal year, effective as of October 19, 2015, resulted in a transitional period which began April 25, 2015 and ended December 31, 2015. The comparable amounts for the equivalent prior period (unaudited), are as follows (in thousands, except per share data):

	For the Transitional Period April 25, 2015 to	Equivalent Prior Period April 26, 2014 to
	December 31, 2015	December 26, 2014
		(unaudited)
Net sales	$415,707	$181,641
Cost of sales	143,843	16,835
Gross profit	271,864	164,806
Operating expenses:
Selling, general and administrative	169,180	83,045
Research and development	51,420	28,125
Merger and integration expenses	55,787	—
Restructuring expenses	11,323	—
Amortization of intangibles	9,734
Total operating expenses	297,444	111,170
(Loss) income from operations	(25,580)	53,636
Interest income	392	125
Interest expense	(1,509)	(8)
Impairment of investment	(5,062)	—
Foreign exchange and other - gain (loss)	(7,522)	109
(Loss) income before income taxes	(39,281)	53,861
Income tax expense (benefit)	(12,976)	18,791
Loss from equity method investments	(3,308)	—
Net (loss) income	$(29,613)	$35,070
	—
Basic (loss) income per share	$(0.90)	$1.32
Diluted (loss) income per share	$(0.90)	$1.31
Shares used in computing basic (loss) income per share	32,741	26,552
Shares used in computing diluted (loss) income per share	32,741	26,775

Note 28.  Subsequent Event
We announced on February 23, 2017 our voluntary cancellation of our standard listing of ordinary shares with the London Stock Exchange (“LSE”). We have taken this action due to the low volume of our ordinary share trading on the LSE. Trading will cease at the close of business on April 4, 2017. We will continue to serve our shareholders through our listing on the NASDAQ Stock Market, where the vast majority of trading of our ordinary shares occurs. This decision has no bearing on our status as a UK company and our commitment to invest in the European market.
Item 16.  Form 10-K Summary
None.