Form 10-K/A
period 2016-12-31
LivaNova PLC
filed 2017-04-28
CIK 1639691

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
(Zip Code)
Registrant’s telephone number, including area code:
(44) 203 325 0660
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered
Ordinary Share £ 1.00 per value, per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant as December 31, 2016, the last business day of the registrant’s most recently completed year, based upon the last sales price reported for such dates on the NASDAQ Global Market was approximately $1,464 million. For purposes of this disclosure, ordinary shares held by persons who hold more than 5% of the outstanding ordinary shares and shares held by executive officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of December 31, 2016, 48,156,690 ordinary shares were outstanding.
As of April 20, 2017, being the latest practicable date, 48,185,995 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Form 10-K for the year ended December 31, 2016 filed by LivaNova PLC with the Securities and Exchange Commission (the “SEC”) on March 1, 2017 (the “Original Filing”). In this Amendment, the terms “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.
This Amendment is being filed solely for the purpose of including information required by Part III of Form 10-K that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s 2017 annual meeting of shareholders. This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the year ended December 31, 2016. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.
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

PART III
ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Executive Officers of LivaNova

Name	Age	Position
Damien McDonald	52	Chief Executive Officer (1)
Vivid Sehgal	48	Chief Financial Officer
David S. Wise	62	Chief Administrative Officer
Douglas Manko	43	Chief Accounting Officer

Damien McDonald, age 52, is the Chief Executive Officer (“CEO”) and an executive director of LivaNova a role he has occupied since January 1, 2017. Mr.. McDonald served as Chief Operating Officer of LivaNova from October 3, 2016 through December 31, 2016. He has been an executive officer of LivaNova since October 3, 2016. Prior to joining the Company, Mr.. McDonald held several senior roles in the global life science sector. Most recently, Mr.. McDonald was Group Executive and Corporate Vice President at Danaher Corporation. From 2013 until 2016, he served as Group President, Professional Consumables at Danaher. During his tenure at Danaher, he was responsible for, among other things, 13 operating plants in Europe and the Americas and over 3,200 employees globally. From 2011, Mr.. McDonald served as Group President of Kerr Corporation, a subsidiary of Danaher Corporation, where he was responsible for a dental consumables business with operations in the United States, Mexico, Switzerland, Italy and the Czech Republic. In 2010, Mr.. McDonald undertook special projects for Danaher Corporation. From 2007 to 2010, Mr.. McDonald was President, Zimmer Spine at Zimmer Holdings, where he was responsible for divisions in the United States and France. From 1999 to 2007, Mr.. McDonald occupied various roles with Johnson and Johnson. Mr.. McDonald holds bachelor’s degrees in pharmacy and economics from the University of Queensland in Australia, a master’s degree in international economics from the University of Wales, and an MBA from the Institute for Management Development in Lausanne.
Vivid Sehgal, age 48, joined LivaNova in October 2015 in the role of Chief Financial Officer. He has been an executive officer of LivaNova since October 2015. Previously, Mr.. Sehgal served as Senior Vice President, Treasury, Risk and Investor Relations at Allergan, Inc. from 2014 to 2015, playing a lead role in the company’s capital deployment and risk strategies, culminating in the $66 billion sale of Allergan to Actavis plc. Prior to assuming his position as Senior Vice President, Mr.. Sehgal served as Vice President and Regional Controller of Allergan’s Europe, Middle East and Africa business from 2007 to 2014, where he was responsible for finance, accounting, information technology, market research, data quality and sales operations covering more than 60 countries. He played a key role in the formulation and execution of the group’s strategy for international acquisitions and expansion into key emerging markets. Before Allergan, Mr.. Sehgal worked for nine years in various roles with GlaxoSmithKline PLC and SmithKline Beecham PLC, where he eventually served as Group Controller for GSK’s International Pharmaceutical Division. He brings additional financial leadership experience from other companies, including a tenure with Gillette Company, Inc. during its acquisition by Procter and Gamble, Inc. and Grand Metropolitan plc. Mr.. Sehgal holds a Master Degree in Finance and Investment from University of Exeter and a Bachelor Degree in Economics from University of Leicester. He is a member of the Chartered Institute of Management Accountants.
David Wise, age 62, has served as the Company’s Chief Administrative Officer since February 2017, with responsibility for Human Resources, Information Technology and Legal. He served as LivaNova’s Senior Vice President, Human Resources and Information Technology from October 2015 to February 2017. He has been an executive officer of LivaNova since October 2015. Previously, starting in April 2011, Mr.. Wise served as Senior Vice President and Chief Administrative Officer, as well as Secretary, of Cyberonics Inc., with responsibility for Human Resources, Information Technology, Legal and Government Affairs. From June 2009 to 2011, Mr.. Wise was Vice President, General Counsel and Secretary, as well as Vice President, Human Resources for Cyberonics, and earlier, from 2003, Mr.. Wise also served in the roles of Vice President, General Counsel and Secretary of Cyberonics. From 1994 to 2003, Mr.. Wise was employed in positions of increasing responsibility at Centerpulse USA, Inc. (formerly Sulzer Medica), at the time a diverse global medical devices company, where he eventually served as Group Vice President and General Counsel. Prior to Centerpulse, he spent 12 years in private legal practice, focused on intellectual property and commercial litigation. Mr.. Wise holds a Bachelor of Science in Electrical Engineering from Rice University and a Juris Doctor cum laude from Duquesne University School of Law. He is a Registered Patent Attorney and is licensed as an attorney by the State Bar of Texas.

______________________

(1)	André-Michel Ballester served as the Company’s Chief Executive Officer and as a director from October 19, 2015 through December 31, 2016.

Douglas Manko, age 43, joined LivaNova in July 2016 in the role of Chief Accounting Officer and has been an executive officer of LivaNova since then. Prior to joining LivaNova, Mr.. Manko held several senior roles at Ensco Plc, a company organized under the laws of England and Wales and which operates globally. From 2014 to 2015, Mr.. Manko served as Ensco Plc's Vice-President and Treasurer. Prior to that, from 2012, he was Vice-President-Finance, and from 2008 to 2012 he was that company's corporate controller. From 2004 until 2008, he also served as Director-Management Systems and Manager-Accounting Public Reporting. From 1996 to 2004, Mr.. Manko served in various capacities as an employee of the public accounting firm Ernst and Young LLP. Mr.. Manko holds a Bachelor of Arts Degree in Business Administration from Baldwin Wallace College and obtained his Certified Public Accountant accreditation in Ohio in 1999.

Board of Directors of LivaNova

Name	Age	Director since	Position
Daniel J. Moore	56	2015	Chairman
Damien McDonald	52	2017	Director, Chief Executive Officer
Hugh M. Morrison	70	2015	Independent Director; Chair, Audit and Compliance Committee (and from November 17, 2015 to December 31, 2016, Interim Chair, Nominating and Corporate Governance Committee)
Francesco Bianchi	60	2015	Independent Director
Stefano Gianotti	54	2015	Independent Director
Arthur L. Rosenthal, Ph.D.	70	2015	Independent Director; Chair, Compensation Committee
Alfred J. Novak	69	2015	Independent Director
Sharon O’Kane, Ph.D.	49	2015	Independent Director (and from January 1, 2017, Chair, Nominating and Corporate Governance Committee)
Andrea L. Saia	59	2016	Independent Director

Daniel Moore, age 56, was appointed as Chairman of LivaNova's Board of Directors in September 2015. In addition to our Board, Mr.. Moore currently serves on the board of directors of GI Dynamics, Inc. (Chairman), BrainScope Company, Inc. (Chairman), a company focused on traumatic brain injury, the BioHouston Executive Committee, Weldon School of Biomedical Engineering Advisory Board, and the Epilepsy Foundation of America. Previously, beginning in 2007, Mr.. Moore was a member of the Board and served as Chief Executive Officer of Cyberonics. Mr.. Moore joined Cyberonics from Boston Scientific, where, since 1989, he held positions in sales, marketing and senior management in the U.S. and in Europe. His last position at Boston Scientific was President, International Distributor Management. Prior to that role, he held the position of President, Inter-Continental, the fourth largest business unit of Boston Scientific, with more than 1,000 global employees and revenues exceeding $700 million. Past board positions include: Topera, Inc. (acquired by Abbott Laboratories), TriVascular Technologies, Inc. (acquired by Endologix, Inc.), the Medical Device Manufacturers Association (past-Chairman), Smiling Kids, Inc., the Epilepsy Foundation of Texas (past-Chairman) and the Epilepsy Foundation of Texas-Houston (past President). Mr.. Moore earned an Executive MBA from Boston University and a Bachelor of Arts in Economics from Harvard College. His particular qualifications for service on our Board include his extensive domestic and international sales, management and operating executive experience at a diverse, global medical device manufacturer, as well as his previous service as the President and CEO of Cyberonics.
Hugh Morrison, age 70, was appointed to LivaNova’s Board of Directors as a non-executive director in October 2015. Currently, Mr.. Morrison serves on the board of directors of the Texas A&M University, Kingsville Foundation and the Rockport Center for the Arts. From July 2012 to present, Mr.. Morrison has also engaged in independent consulting and investments. Previously, Mr.. Morrison served on the board of directors of Cyberonics since November 2006. From September 2008 through June 2012, he was a Managing Director at Callahan Advisors, LLC, an investment management company. Previously, from 1983 to December 2005, Mr.. Morrison served as a director, and from January 1998 to December 2005 as Chairman of the board of directors, of Advanced Neuromodulation Systems, Inc., a publicly held designer, developer, manufacturer and marketer of advanced implantable neurostimulation devices acquired by St. Jude Medical, Inc. in 2005. Mr.. Morrison served as a director of Owen Healthcare, Inc., a publicly held hospital pharmacy management firm, from 1994 until it was acquired in 1996 by Cardinal Healthcare. In addition, Mr.. Morrison served as a director of Dow Hickam Pharmaceuticals, Inc., a pharmaceutical manufacturer and marketer, from 1984 to 1991, when the company was sold to Mylan Laboratories, Inc. From March 1996 to May 2006, Mr.. Morrison served as President and Chief Executive Officer, and from January 1998 to May 2006 as Chairman of the Board of Directors, of Pilgrim Cleaners, Inc., a retail dry cleaning company operating over 100 stores. Mr.. Morrison earned a BBA in Accounting from Texas A&M University-Kingsville and he is licensed as a Certified Public Accountant. Mr.. Morrison’s particular qualifications for service on our Board include his extensive board leadership experience in the healthcare sector, specific knowledge of neurostimulation device businesses, his operating executive experience, and his accounting expertise.
Francesco Bianchi, age 60, was appointed to LivaNova’s Board of Directors as a non-executive director in October 2015. Currently, he serves as Provisional Administrator of Maggio Fiorentino Theatre Foundation and as Chairman at Seven Capital Partners S.r.l. Previously, Mr.. Bianchi had served on the board of directors of Sorin since August 2015. Mr.. Bianchi has acquired 30 years of mergers and acquisitions and strategic advisory experience working for prime international financial institutions such as JPMorgan Chase (Paris), Morgan Grenfell (Milan), Citi (London) and Bankers Trust (Milan) where he served as General Manager and Head of the mergers and acquisitions and Corporate Finance division. Mr.. Bianchi has worked as an advisor in the liquidation of Efim, a former Italian state-owned entity. He also headed the Strategic Planning division of Banca-Intesa S.p.A. in Italy and abroad. Mr..

Bianchi earned a Degree in Economic Sciences with Honors from University of Florence and he is a Chartered Accountant. His particular qualifications for service on our Board include his financial expertise which he gained through an extensive professional background working in strategy and mergers and acquisitions at prominent financial institutions, his accounting expertise and his prior experience serving on numerous company boards.
Stefano Gianotti, age 54, was appointed to LivaNova’s Board of Directors as a non-executive director in October 2015. He serves on the board of KYMCO Motor Italia-KMI S.r.l., Padana Ricambi S.p.A (founder), Calisio S.p.A., Banco di Brescia S.p.A, Banca Popolare di Bergamo S.p.A and the Association of Former Shareholders of Banca Lombarda e Piemontese. Mr.. Gianotti served on the board of directors of Mittel S.p.A. from 2009 to 2015, UBI Assicurazioni from 2008 to 2010 and Cattolica Investimenti S.p.A. from 2003 to 2007. Mr.. Gianotti earned a Bachelor in Accounting from Istituto Tecnico G. Abba. His particular qualifications for service on our Board include his prior management experience, his extensive financial background having served on the boards of several financial institutions and his expertise in accounting.
Arthur L. Rosenthal, Ph.D., age 70, was appointed to to LivaNova’s Board of Directors as a non-executive director in October 2015. Since, July 2009, Dr. Rosenthal has served as a non-executive director on the board of Interface Biologics, Inc., a Toronto-based development-stage company focused on drug delivery devices. Previously, Dr. Rosenthal served on the board of directors of Cyberonics Inc. from January 2007 to October 2015. Since December 2011, Dr. Rosenthal has also served as Chief Executive Officer of EyeCue, Ltd., which he co-founded, a development-stage medical device company working on a guided biopsy for lower and upper gastrointestinal cancer screening. From June 2011 until July 2012, he served as Executive Vice Chairman of Cappella Medical Devices Ltd. (now ArraVasc Ltd.), a development-stage company focused on novel device solutions for coronary artery disease. From June 2009 until June 2011, he served as President and Chief Executive Officer of Cappella, Inc. Dr. Rosenthal served as Chairman, from January 2002, and Chief Executive Officer, commencing in January 2005, of Labcoat, Ltd. until its acquisition by Boston Scientific in December 2008. From January 1994 to May 2000, he was a Senior Vice President, Corporate Officer, and Chief Development Officer of Boston Scientific Corporation, and from May 2000 until his retirement in January 2005, he was a Senior Vice President, Chief Scientific Officer, and Executive Committee Member of Boston Scientific. From January 2010 to June 2015, Dr. Rosenthal also served as Professor of Practice in the Biomedical Engineering Department at Boston University. Dr. Rosenthal served as a non-executive director, from 2000 until 2010, and as Chairman of the Remuneration Committee, from 2006 through 2009, of Renovo, Ltd., a U.K.-based pharmaceutical company that became publicly traded in 2006. In April 2011, he was elected Chairman at Interface Biologics, Inc. From June 2011 until May 2015, he served on the board of directors of Arch Therapeutics, Inc., a life science company based in Natick, MA developing liquid polymers to stop or control bleeding. Dr. Rosenthal earned a Ph.D. in Biochemistry from the University of Massachusetts and a Bachelor Degree in Bacteriology from the University of Connecticut. Dr. Rosenthal’s particular qualifications for service on our Board include more than 40 years developing medical device technologies as an individual contributor, technology executive and serial entrepreneur, his extensive knowledge of regulatory and compliance requirements pertaining to medical devices, his experience with new product development and technology commercialization and his experience as an operating executive at a major medical device manufacturer.
Alfred Novak, age 69, was appointed to LivaNova’s Board of Directors in October 2015. Previously, Mr.. Novak served on the board of directors of Cyberonics Inc. from January 2007 to October 2015. From April 2014 until March 2015, Mr.. Novak served as President and Chief Executive Officer of Syntheon Cardiology, LLC, an early-stage company developing a percutaneous aortic heart valve. From September 1999 until January 2014, he served on the board of directors of OrbusNeich Medical Technology Company, Ltd., a privately held interventional cardiology company, where he was Chairman and Chief Executive Officer from January 2010 until October 2013. From October 2002 until March 2006, Mr.. Novak was the President, Chief Executive Officer and a director of Novoste Corporation, a publicly held interventional cardiology company. In September 1998, he was a founder of Syntheon, LLC, a privately held company that focused on minimally invasive medical devices for the gastroenterology and vascular markets until August 2003. He served as Chairman of the board of directors of ProRhythm, Inc. from April, 1998 to May, 2002, a privately held company dedicated to the treatment of atrial fibrillation through the use of ultrasound technologies. From December 1998 until October 2002, Mr.. Novak was a member of the board of directors of Sutura, Inc., a vascular closure company. Mr.. Novak was President, Chief Executive Officer and a director of Biosense, Inc., an electrophysiology company, from July 1996 until January 1998, when it was acquired by Johnson & Johnson. He was employed by Cordis Corporation, then a publicly held cardiology company, from April 1984 until July 1996, when it was acquired by Johnson & Johnson. At Cordis, he served as Vice President and Chief Financial Officer and had additional responsibility for Americas Sales and Marketing, Asia Pacific operations, electrophysiology, interventional neuroradiology and neuroscience, strategic planning and business development activities. Mr.. Novak currently serves on the board of directors of the Restoring Heroes Foundation, a charitable organization dedicated to providing new therapies to post 9/11 veterans who otherwise would not have access to these progressive, restorative treatments. He also served on the board of directors of Goodwill Industries of South Florida for more than 27 years. Mr.. Novak’s particular qualifications for service on our Board include his broad operating executive experience as Chief Executive Officer and Chief Financial Officer at medical device companies, his board of director experience at medical device companies, his expertise concerning new product development, regulatory approval and commercialization of medical devices and his finance and accounting expertise.

Sharon O’Kane, Ph.D., age 49, was appointed to LivaNova’s Board of Directors as a non-executive director in October 2015. Currently, Dr. O’Kane is an Entrepreneur in Residence at University College Dublin and is on the clinical/scientific advisory board of ScarX Therapeutics Inc., a Canadian biotech company. Dr. O’Kane is an expert advisor to the Stevenage Bioscience Catalyst Facility at GSK and a Commercial Mentor to Queen’s University, Belfast. Previously, Dr. O’Kane served on the board of directors at IOmet Pharma LTD from April 2010 until January 2016. Additionally, Dr. O’Kane was the Entrepreneur in Residence at the University of Manchester Intellectual Property Company UMIP from 2009 to 2014, and the Chair of the Drug Discovery Advisory Board at the University of Manchester from 2011 to 2013. From 2011 to 2013, she was also a member of the External Business Advisory Board of the Faculty of Life Sciences of the University of Manchester, and from 2010 to 2012, Dr. O’Kane was a non-executive director of Manchester Inward Development Agency and a member of the Operational Board of the Association of Greater Manchester Authorities’ Centre of Excellence. Dr. O’Kane co-founded, and from 1998-2010 was the Chief Scientific Officer and Executive Director of, Renovo Group PLC, a publicly listed U.K. biotech company. Dr. O’Kane has been a member of the Institute of Directors since 2002, and has a diploma in Company Direction from the Institute of Directors. Dr. O’Kane earned a Diploma in Company Direction from The Institute of Directors (IOD) UK, a Ph.D. in Biomedical Sciences from University of Ulster from which she also obtained a B.Sc (Honours) First Class in Biomedical Sciences. Her particular qualifications for service on our Board include her extensive experience in the healthcare arena in both academic and research capacities, service on the boards of other biotech and healthcare companies, her roles as co-founder, Chief Scientific Officer and Executive Director of Renovo and numerous positions advising healthcare and biotech companies.
Andrea L. Saia, age 59, was appointed to LivaNova’s Board of Directors as a non-executive director in July of 2016. Ms. Saia currently serves on the audit committee, the compensation committee, the technology committee and on the board of directors of Align Technology Inc. and serves on the board of directors of the Farmer School of Business, Miami University. Ms. Saia served on the audit committee, the social responsibility committee, the franchise relationship committee and on the board of directors of Coca Cola Enterprises from 2012 until 2016. From 2007 to 2012 she served in various executive roles with Novartis AG, including President and CEO of its CIBAVision subsidiary and as global head of its Vision Care Division. In addition to her experience with Novartis AG, Ms. Saia held senior management and marketing positions with Revlon, Unilever, GCG Private Equity Partners and Procter and Gamble. She earned an MBA from Northwestern University’s Kellogg Graduate School of Management in Marketing and Finance and a Bachelor of Science Degree in Business Administration from Miami University. She is also a member of Women Corporate Directors Foundation, the Signature Program and the Align Women Leadership Forum. Ms. Saia’s qualifications for service on the LivaNova Board include her multi-dimensional international, medical device, consumer products and board experience.
Mr.. McDonald’s biographical information is set forth above under the caption “Executive Officers.” Mr.. McDonald’s particular qualifications for service on our Board include his extensive management experience in the medical device and life sciences industries and his role as Chief Executive Officer at the Company.
There are no family relationships among any of our directors or executive officers.

Committees of Our Board
General
Our Board has three standing committees: an Audit and Compliance Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee is comprised entirely of independent directors, as currently required under the SEC’s rules and regulations and the NASDAQ Stock Market (“NASDAQ”) listing standards, and each committee is governed by a written charter approved by the Board. These charters form an integral part of our corporate governance policies, and a copy of each charter is available on our website at www.livanova.com.
The table below provides the composition of each standing committee of our Board:

Name	Audit and Compliance Committee	Compensation Committee	Nominating and Governance Committee
Hugh M. Morrison	C		X(1)
Francesco Bianchi	X	X
Stefano Gianotti			X
Arthur L. Rosenthal, Ph.D.		C
Alfred J. Novak	X	X
Sharon O’Kane, Ph.D.			C(2)
Andrea L. Saia	X

X - Committee Member
C - Chairman
____________________________

(1)	Mr.. Morrison was Chairman ad interim of the Nominating and Governance Committee until December 31, 2016.

(2)	Dr. O'Kane assumed the Chairmanship of the Nominating and Governance Committee on January 1, 2017.
Audit and Compliance Committee
The Audit and Compliance Committee is comprised entirely of independent directors and is governed by a Board-approved charter setting out its responsibilities. Under its charter, the Audit and Compliance Committee’s key responsibilities include:

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

The Audit and Compliance Committee meets at least quarterly with management, the head of compliance, internal auditors and the independent auditors in separate executive sessions to discuss any matter that any of these groups believe should be discussed privately. Pursuant to its charter, the committee has the authority, at the Company’s expense, to retain professional advisors, including legal, accounting or other consultants, to advise it in connection with the exercise of its powers and responsibilities. The committee is also responsible for engaging and providing for appropriate compensation of the independent auditors.
The Nominating and Corporate Governance Committee in 2016 confirmed the Board's 2015 determination that each Audit and Compliance Committee member satisfies the standards of independence required by the SEC’s rules and regulations, NASDAQ listing standards and our Corporate Governance Guidelines and that each member of the Committee was financially literate. It further assessed Mr. Morrison as an "audit committee financial expert". in February 2017 the Nominating and Corporate Governance Committee re-assessed all members of the Audit and Compliance Committee and determined that each member satisfied the foregoing independence standards, that each continued to be financially literate and that each of Messrs. Morrison, Novak and Bianchi qualifies as an “audit committee financial expert” within the meaning of the SEC’s rules and regulations. A copy of the Audit and Compliance Committee Charter is available on our website at www.livanova.com.
The Audit and Compliance Committee held 10 meetings and acted by unanimous written consent once in the year ended December 31, 2016.
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
The Compensation Committee has the sole authority to retain and terminate a compensation consultant to assist with its responsibilities, as well as the sole authority to approve the consultant’s fees, which are then paid by the Company (within any budgetary constraints imposed by the Board). Our officers do not discuss compensation matters with the Compensation Committee’s consultant, except as needed to respond to questions from the consultant. The Compensation Committee’s consultant does not provide services for the Company or any of our officers. In 2016, the Compensation Committee engaged the services of Pearl Meyer and Partners, LLC (“Pearl Meyer”), an experienced compensation consulting firm, to advise the committee on executive compensation matters.
The Nominating and Corporate Governance Committee has determined that each Compensation Committee member satisfies the standards of independence required by the SEC’s rules and regulations, NASDAQ listing standards, section 162 (m) of the U.S. Internal Revenue Code and our Corporate Governance Guidelines. A copy of the Compensation Committee Charter is available on our website at www.livanova.com.
The Compensation Committee held 12 meetings and acted by unanimous written consent on an additional six occasions in the year ended December 31, 2016.
For the report of the Compensation Committee required by the rules and regulations of the SEC, please see "Item 11 — Executive Compensation — Compensation Committee Report".

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is comprised entirely of independent directors and is governed by a Board-approved charter stating its responsibilities. Under the terms of its charter, the committee develops and recommends corporate governance principles and policies to our Board and administers the process for identifying candidates for membership on the Board. This includes developing criteria for Board and committee memberships and recommending and recruiting director candidates. For further information regarding the committee’s policies and procedures for identifying, evaluating, and selecting director candidates, including candidates recommended by stockholders, please refer to the section entitled “ — Our Board — Director Selection Process” below.
The Nominating and Governance Committee, or the full Board as the case may be, evaluates the independence and other standards applicable to service on the Board and its committees, including whether each Audit and Compliance Committee member is financially literate and an “audit committee financial expert” within the meaning of SEC Regulation S-K, Item 407(d)(5)(ii), and makes recommendations to the Board regarding director independence. The committee also evaluates and recommends changes as appropriate to Board and committee size, composition and chairmanship and committee structure and administers the process for regular Board and committee self-evaluations. Finally, the committee prepares and recommends the Board’s CEO succession planning policies and reviews succession planning activities.
The Nominating and Corporate Governance Committee has determined that each of the Nominating and Corporate Governance Committee members satisfies the standards of independence required by the SEC’s rules and regulations, NASDAQ listing standards and our Corporate Governance Guidelines. A copy of the Nominating and Corporate Governance Committee Charter is available on our website at www.livanova.com.
The Nominating and Corporate Governance Committee held seven meetings and acted once by unanimous written consent in the year ended December 31, 2016.
Our Governance Practices
General
We are committed to sound corporate governance practices. Our governance rules and procedures are described in our Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and charters for each standing committee of our Board. Each of these documents is available on our website at www.livanova.com.
Codes of Ethics
Our Board has adopted a Corporate Code of Business Conduct and Ethics for all of our executive officers (including but not limited to, our CEO, Chief Financial Officer, Chief Accounting Officer and controller) and other employees, agents and representatives. This code was designed, pursuant to Item 406 of Regulation S-K under the U.S. Securities and Exchange Act of 1934, as amended, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full fair accurate, timely and understandable disclosure in reports and documents that are registrant files with, or submits to, the Commission and in other public communications made by the registrant; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to code. A copy of the code is available on our website at www.livanova.com. Any change to, or waiver from, the code will be disclosed as required by applicable securities laws.
Our Board
Board Size
Our Board is currently composed of nine directors, the maximum number authorized by our articles of association (“Articles”) until the 2018 annual meeting of shareholders. The Nominating and Corporate Governance Committee of our Board considers and makes recommendations to our Board concerning the appropriate size and needs of our Board and considers candidates to fill new positions created by expansion or vacancies that occur by resignation, retirement or any other reason. Pursuant to our Articles and the terms of the merger agreement in respect of the merger of LivaNova's legacy businesses of Sorin S.p.A. and Cyberonics Inc., each of the above directors is appointed for an initial term that expires at the first annual meeting of shareholders of the Company following the completion of the Company’s second full fiscal year (i.e. at the 2018 annual meeting of shareholders).

Director Independence
As required under the NASDAQ listing rules, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Pursuant to its charter, the Nominating and Corporate Governance Committee applies the independence standards required by law, applicable listing rules, our Articles or our Corporate Governance Guidelines to determine whether or not each director and each prospective director is independent and may make a recommendation to the Board as to the independence or not of each director or prospective director.
The Board and the Nominating and Corporate Governance Committee have evaluated, with appropriate recommendation, all relevant transactions and relationships between each director, or any of his or her family members, and the Company, senior management and our independent registered public accounting firm. Based on this evaluation, the full Board and the Nominating and Corporate Governance Committee have each determined that the following individuals, constituting a majority of the members of our Board, are “independent” as that term is defined in the NASDAQ listing standards and under the U.S. securities laws: Francesco Bianchi, Stefano Gianotti, Hugh Morrison, Alfred Novak, Sharon O’Kane, Arthur Rosenthal and Andrea L. Saia.
Director Selection Process
The Nominating and Corporate Governance Committee is responsible for establishing criteria for seeking and selecting individuals to recommend to our Board as director candidates. In this regard, the Nominating and Corporate Governance Committee considers the entirety of each candidate’s credentials. We have chosen not to specify minimum qualifications that must be met by a candidate, as different factors may assume greater or lesser significance at particular times, and the needs of our Board may vary in light of its composition and the Nominating and Corporate Governance Committee’s perceptions about future issues and needs. However, while the Nominating and Corporate Governance Committee does not maintain a formal list of minimum qualifications in making its evaluation and recommendation of candidates, it may consider, among other factors:

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
The Nominating and Corporate Governance Committee values diversity as one of several factors considered in evaluating otherwise well-qualified director candidates, as described above, but it has not adopted a formal policy requiring that it be given more or less consideration than other factors in identifying director candidates. All determinations of the committee are made in accordance with appropriate laws and regulations.
The Nominating and Corporate Governance Committee may consider candidates for our Board from any reasonable source, including from a search firm engaged by the Nominating and Corporate Governance Committee or shareholder recommendations, provided that the procedures set forth below, and the full procedures identified in our Corporate Governance Guidelines, are followed. Any invitation to join our Board is extended by the Board and by the Chairman of the Nominating and Corporate Governance Committee.
A shareholder or group of shareholders may recommend potential candidates for consideration by the Nominating and Corporate Governance Committee by sending a written request to the Office of the Company Secretary, by mail at 20 Eastbourne Terrace, London W2 6LG, United Kingdom, not less than 90 nor more than 120 days prior to the first anniversary of the annual meeting of shareholders for the previous year. The written request must include all information relating to such director candidate that is required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors, or otherwise required, pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including such person’s written consent to be named in the proxy statement as nominee and to serving as a director is elected. In addition, the request must include:

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
Additionally, under sections 338 and 338A of the Companies Act 2006, shareholders meeting the threshold requirements in those sections may require the Company (i) to include a resolution in its notice of annual meeting of shareholders or (ii) require the Company to include any matter (other than a proposed resolution) in the business to be dealt with at the annual meeting of shareholders. Provided that the appropriate thresholds are met, notice of the resolution or matter must be received by the Company at the Office of the Company Secretary at 20 Eastbourne Terrace, London W2 6LG, United Kingdom at least six weeks prior to the date of the annual meeting of shareholders or, if later, at the time notice of the annual meeting of shareholders is delivered to shareholders.
From time to time, the Nominating and Corporate Governance Committee may request additional information from the nominee or the nominating shareholder(s). Possible candidates suggested by shareholders are evaluated by the Nominating and Corporate Governance Committee in the same manner as other possible candidates.
Meetings
Our Board held a total of 10 meetings and acted by unanimous written consent eight further times in the year ended December 31, 2016.
Chairman and Chief Executive Officer; Executive Sessions
Our Board separates the positions of CEO and Chairman of our Board. We believe that having a non-executive Chairman facilitates our Board’s independent oversight of our executive officers’ management of strategic direction, operational execution, and business risk, thereby better protecting shareholder value. Mr.. Daniel Moore currently serves as the non-executive Chairman of our Board.
The non-executive directors of the Company meet at least quarterly in executive sessions held at the beginning or the end of regularly scheduled meetings of our Board. Our current Chairman, Mr.. Moore, presides over Board meetings and executive sessions of our non-executive directors.
Annual Meeting of Shareholders Attendance
We do not have a formal policy regarding director attendance at our annual meeting of shareholders. However, our directors are expected to attend board meetings and meetings of committees on which they serve and to spend the time needed and meet as frequently as necessary to discharge their responsibilities appropriately.
Limitation on Public Company Board Service
The Nominating and Corporate Governance Committee monitors the number of public company boards on which each director serves and develops limitations on such service as appropriate to ensure the ability of each director to fulfill his or her duties and as otherwise may be required or limited by applicable securities laws or NASDAQ listing standards. As set out in our Corporate Governance Guidelines, LivaNova has a policy of prohibiting any Board member from serving on the boards of more than four other public companies. In addition, no director may serve on the audit committee of more than two other public company boards, if that director also serves on our Board’s Audit and Compliance Committee, unless our Board specifically determines that such service would not impair the director’s ability to serve effectively on our Board’s Audit and Compliance Committee. Our Board currently complies with these policies.

Term and Age Limits
Our Board does not believe it should establish term or age limits. Term and age limits help ensure the availability of fresh ideas and viewpoints, but deprive the Board of directors who have been able to develop, over a period of time, increasing insight into our business and operations and, therefore, provide an increasing contribution to the Board as a whole. As an alternative to term or age limits, the Nominating and Corporate Governance Committee annually reviews the performance of our Board and the need for or advisability of any changes to the membership our Board.
CEO Evaluations and Succession Planning
The Compensation Committee annually reviews and approves corporate goals and objectives relevant to the compensation of the Company’s CEO, evaluates the performance of the CEO in light of those goals and objectives and sets the compensation of the CEO based on this evaluation.
The Nominating and Corporate Governance Committee reports to our Board on succession planning for our directors, CEO and other executive officers at least annually and works with the Board to evaluate potential successors to the CEO.
Board and Committee Evaluations
Our Board conducts an annual self-evaluation to assess the extent to which it and its committees are functioning effectively. The Nominating and Corporate Governance Committee monitors the self-evaluation process to ensure that the Board and committees conduct the self-evaluations and review the results. The assessments focus on our Board’s structure and composition, committees, culture, information and resources, meetings and processes and key responsibilities, with particular emphasis on areas that can be improved. The self-evaluations are completed at the end of each year.
Director Orientation and Continuing Education
Our Board takes measures as it deems appropriate to ensure that its members act on a fully-informed basis. To that end, our Board adopted a policy requiring that each member of our Board attend at least one director education program every three years. The Nominating and Corporate Governance Committee is responsible for ensuring compliance with this policy, which is set forth in our Corporate Governance Guidelines. Each of our directors is currently compliant with this policy.
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
Based solely on a review of Forms 3, 4, and 5 (including amendments to such forms) furnished to us during and with respect to the year ended December 31, 2016, except as set forth below, no director, officer or beneficial owner of more than 10% of our registered shares failed to file on a timely basis reports required by Section 16(a) of the Exchange Act in the year ended December 31, 2016:

On March 17, 2016 each of the following filed a statement of changes in beneficial ownership on Form 4, originally due on March 15, 2016:

•	Edward Andrle

•	André-Michel Ballester

•	Jacques Gutedel

•	Jason Richey

•	Vivid Sehgal

•	Brian Sheridan

•	Pritpal Shinmar

•	Piero Vecchi

•	David Wise

On April 27, 2016, Equinox Two S.c.a. (“Equinox”) and its wholly owned subsidiary, Tower 6 S. à r.l. (“Tower 6”), each filed a Form 3, originally due October 29, 2015, initially reporting their greater-than-10% ownership.

ITEM 11.	EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes our executive compensation programs for the year ended December 31, 2016, which we refer to as 2016 or the reporting period, and explains how the Compensation Committee of the Board made its compensation decisions for our named executive officers.
Overview
2016 was our first full year as a public company. It was a year focused on bringing together a dedicated workforce of more than 4,500 employees and creating a solid foundation from which to drive future growth. We made great strides by launching new products, capturing post-merger synergies and implementing major restructuring activities to improve profitability. We also focused investments in our highest growth drivers, eliminated duplication in our R&D portfolio, optimized inventory levels and enhanced our relationships with distributors in emerging markets. These initiatives helped us deliver multiple operational achievements.
Our Neuromodulation business franchise successfully rolled out our newest VNS Therapy device, the AspireSR® pulse generator, to the epilepsy community. The market was quick to appreciate the AspireSR device’s advanced technology, which detects heart-rate changes associated with the onset of a seizure.
Also in 2016, our Cardiac Surgery business franchise received U.S. Food and Drug Administration approval of the Perceval™ aortic heart valve, the only truly sutureless aortic heart valve.
In our Cardiac Rhythm Management business franchise, our KORA 250™ full-body MRI compatible pacemaker continued to gain market share in Japan and our high-voltage PLATINIUM™ defibrillator experienced high single-digit growth, significantly more than market growth.
Although we weren’t able to grow our top line as fast as we would have liked, we were able to hit the high end of our adjusted earnings guidance, fully fund our portfolio of equity investments and return $50 million to shareholders in the form of a share buyback program.
In February 2017, we announced our intention to voluntarily delist from the London Stock Exchange. This was primarily due to the low trading volume on that exchange, and the fact that the vast majority of our shareholders trade on NASDAQ.
Our 15-month cumulative total return has underperformed both the S&P 500 Index and the S&P Health Care Equipment Index over the same period, as illustrated by the graph below:

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*

Among LivaNova Plc, the S&P 500 Index
and the S&P Health Care Equipment Index

$140
$120
$100
$80
$60
$40
$20
$0
10/19/2015
10/15
11/15
12/15
1/16
2/16
3/16
4/16
5/16
6/16
7/16
8/16
9/16
10/16
11/16
12/16
LivaNova Plc
S&P 500
S&P Health Care Equipment

*$100 invested on 10/19/15 in stock or 9/30/15 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

Early in 2016, the Compensation Committee, assisted by its compensation advisor, approved base salaries and annual cash incentive compensation for our executive officers, including those who would later be designed our 2016 named executive officers. In approving adjustments to the cash compensation paid by our legacy companies, Cyberonics, Inc.and Sorin S.p.a., the Compensation Committee considered changes in the scope of each executive officer’s responsibilities, if any, individual performance, each executive officer’s experience and accomplishments, the promotion of internal equity among executive officers from our legacy companies, and benchmarking data provided by the Compensation Committee’s compensation advisor. As a newly-merged-company, we went through a significant reorganization of our commercial model, moving from a business unit model to a regional model. At the end of 2016, the chief executive role transitioned from Andre-Michel Ballester to Damien McDonald, who had, from October, been our Chief Operating Officer.
In the Compensation Discussion and Analysis set forth below, we provide an overview and analysis of the compensation awarded to or earned by our named executive officers identified in the Summary Compensation Table in respect of the 2016 reporting period, including the elements of our compensation program for named executive officers, material compensation decisions made under that program in 2016 and the material factors considered in making those decisions. Our named executive officers for the year ended December 31, 2016, which consist of our principal executive officer, our principal financial officer and our three other most highly compensated executive officers on December 31, 2016, as well as two additional executive officers who, while executive officers in 2016, were not so on December 31, 2016 (collectively, the “named executive officers”). Our named executive officers in respect of the year ended December 31, 2016 are:

•	André-Michel Ballester, who served as Chief Executive Officer (“CEO”) and Director until December 31, 2016;

•	Vivid Sehgal, who served as Chief Financial Officer;

•	Damien McDonald, who served as Chief Operating Officer from October 3, 2017 until December 31, 2016 and now (since January 1, 2017) serves as CEO and Director;

•	Brian Sheridan, who served as Senior Vice President, General Counsel and Company Secretary;

•	David Wise, who served as Senior Vice President, Human Resources and Information Technology (and who, from February 9, 2017, has served as Chief Administrative Officer);

•	Michel Darnaud, who served as President of our Cardiac Surgery Business Unit until July 2016, when he became our President ad interim for Japan; and

•	Jacques Gutedel, who served as President of our Intercontinental Sales Division until July 2016, when he became President of our Europe, Canada & Australia region.
LivaNova’s Compensation Approach
Working with its compensation advisor, Pearl Meyer, our Compensation Committee developed a compensation philosophy and began to implement compensation arrangements that reflect that philosophy in 2016. Our executive compensation program aims to recruit and retain key executive officers responsible for our success and to help motivate these officers to enhance long-term stockholder value. To achieve these ends, the Compensation Committee’s executive compensation decisions are based on the following principal objectives:

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

The Compensation Committee also takes into account our fairly unusual circumstances as an English law public limited company with a U.S. listing (on NASDAQ) and, until April 5, 2017, a listing on the London Stock Exchange. Our head office is in London, yet most of our employees are in other countries, including the United States, France and Italy. Our employees are from many countries, and many of our executive officers, including our named executive officers, are global in their experience and marketability and have expectations based on practices in highly competitive markets. Many of our shareholders, however, are based in the United States and have compensation-related views and expectations based on US practices. Our approach has been to consider best practices globally.
We were pleased to receive the support of 87.8% of our shareholders who voted in respect of our English law-mandated remuneration policy for our directors (which includes our CEO as a non-executive director.) Taking into account this strong shareholder support for our remuneration policy affecting our CEO, the Compensation Committee decided to continue with an overall approach to compensation in the second half of 2016 and in 2017 that was consistent with the ethos of the shareholder approved policy for our CEO.
Process for Determining Compensation
Factors considered by the Compensation Committee
In making executive compensation determinations, we rely on several factors to set compensation elements and compensation targets consistent with our executive compensation program objectives. We applied these factors, to the extent available, in 2016. These factors include:

•	Assessment of Individual Performance. Individual performance has a strong impact on compensation.

◦
CEO. The Compensation Committee meets with our CEO at the beginning of the year to agree on the CEO’s performance objectives for the year. At the end of the year, the Compensation Committee and the Chairman of our Board meet in executive session to assess the CEO’s performance against his performance objectives, his contribution to our company’s performance, his ethics and integrity and other leadership attributes.

◦
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

◦
Individual Competitiveness. The Compensation Committee compares the overall pay of individual executives to the most relevant benchmarking data available from its independent advisor, Pearl Meyer. The executive's pay is driven primarily by individual and company performance, as well as internal pay equity; the peer group data is used as a market check to compare individual pay to the broad middle range (25th to 75th percentile) of peer group pay. The Compensation Committee typically seeks to maintain base salary toward the middle of peer group pay, but will permit annual bonus and long-term equity incentive awards to approach the upper end of the broad middle range when justified by individual and company performance.

◦
Overall Competitiveness. The Compensation Committee uses aggregated market data as a reference point to ensure that executive compensation is competitive, meaning within at least the broad middle range of comparable pay at peer companies when the company achieves its targeted performance levels.

◦
Peer Group. The Compensation Committee used the survey data from a peer group of companies, as well as proprietary custom survey data, to benchmark its initial compensation decisions in early 2016. The Peer Group consists of 17 companies (the “2016 Peer Group”), as follows:

Alere Inc.	Intuitive Surgical, Inc.
Align Technology, Inc.	Masimo Corporation
CONMED Corporation	Merit Medical Systems, Inc.
Edwards Lifesciences Corporation	Nuvasive, Inc.
Globus Medical, Inc.	ResMed Inc.
Greatbatch, Inc.	Teleflex Incorporated
Hill-Rom Holdings, Inc.	The Cooper Companies, Inc.
Hologic, Inc.	Varian Medical Systems, Inc.
Integra LifeSciences Holdings Corporation

Role of Compensation Consultant in Determining Executive Compensation
When making compensation decisions in 2016, our Compensation Committee considered advice and data provided by Pearl Meyer, as described above in “ — Process for Determining Compensation — Factors considered by the Compensation Committee”.
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

Role of Executive Officers in Determining Executive Compensation
Our Compensation Committee works with our executive management team, including our CEO and our Senior Vice President, Human Resources and Information Technology, who was appointed as our Chief Administrative Officer in 2017, to oversee our executive compensation programs.
Our CEO plays a key role in the process by:

•	recommending, at the beginning of the fiscal year, the performance objectives for our Annual Executive Bonus Program;

•	recommending adjustments to annual base salaries and the target amount of short-term incentives for our executive officers;

•	recommending, at the beginning of the fiscal year, equity incentive awards for our executive officers;

•	preparing, at the end of the fiscal year, an evaluation of each executive officer and a self-evaluation; and

•	preparing, at the end of the fiscal year, an analysis of performance objective achievements and recommending annual bonus amounts for each officer.
Our Senior Vice President, Human Resources and Information Technology assists the CEO and the Compensation Committee by assembling financial and other data in respect of performance objectives and by negotiating compensation for new and newly promoted executive officers (subject to Compensation Committee approval) as well as separation arrangements in respect of departing executive officers.
Consideration of Shareholder Feedback
We are committed to engagement with our shareholders on executive compensation and corporate governance matters and are committed to reviewing all shareholders feedback. As mentioned above, we were pleased when we received the support of 87.8% of the shareholders who voted in respect of our English law-mandated remuneration policy for our directors (which includes our CEO as a non-executive director.).
Details of our Compensation Program
In 2016, our executive compensation program consisted of the following elements, each established as part of our program in order to achieve the compensation objective specified below:

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
Base Salaries
The annual base salaries of our named executive officers are an important part of their total compensation package, and are intended to reflect their respective positions, duties and responsibilities. Base salaries help balance the incentive portions of the compensation program and thereby provide stability and reduce the incentive for excessive risk-taking. The Compensation Committee reviews base salaries at the beginning of the year. In establishing base salaries, the Compensation Committee considers the following factors:

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
Each of the named executive officers is party to an employment agreement that provides for a specified base salary. That base salary is generally reviewed annually and serves as the baseline from which the calculations of certain other elements of compensation are made (e.g. cash-based incentive compensation under the short term incentive plan, pension, and in some instance, long-term incentive plan). The cash paid as base salary in 2016 for each of the named executive officers is disclosed in the Summary Compensation Table.
Annual Bonus
We consider annual cash-based incentive bonuses to be an important component of our total compensation program, providing incentives that compensate our executive officers for achieving objectives intended to enhance stockholder value and that promote retention of our executive officers. Each named executive officer is eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the named executive officer’s base salary as of January 1 or as a percentage of the named executive officer’s weighted average base salary during the year, in case of a base salary increase higher than 10%.

Named Executive Officer	Target Percentage
André-Michel Ballester	100%
Vivid Sehgal	75%
Damien McDonald	85%
Brian Sheridan	62%
David Wise	62%
Michel Darnaud	62%
Jacques Gutedel	65% (1)
__________________

(1)
Mr Gutedel’s annual target bonus opportunity was equal to 55% up to June 30, 2016 and then in connection with the July 2016 amendment to his employment agreement, his target bonus opportunity was raised to 75%. Accordingly, the above table shows the weighted average in 2016 of these two target percentages.

Under English company law, we were obliged to adopt a remuneration policy in respect of our directors, including our CEO, who is also a director. Under that shareholder-approved remuneration policy which is in force until the 2019 annual general meeting, our CEO can (subject to the Compensation Committee’s approval) earn a maximum of 200% of his base salary in bonus, and then only if he achieves 150% of the relevant performance objectives. Bonuses are based on performance over the calendar year, which is also our financial year, and are generally paid in April of the following year after completion of the audit of our annual financial statements. Payments under the 2016 bonus plan were made to the named executive officers in April 2017.
The 2016 Bonus Plan
We adopted our first full-year bonus plan during the first quarter of 2016. The 2016 bonus plan included two objectives, each weighted at 50%:

•	Achievement of an adjusted net sales objective at comparable budget currency exchange rates, with a target of $1,249.9 million; and

•	Achievement of an adjusted net profit objective, with a target of $157.4 million.

The Compensation Committee selected adjusted net sales and adjusted net profit as appropriate performance measures because they are the financial metrics that are most widely used by management, our Board, investors, and analysts to evaluate the performance of our business. In addition, each executive officer can contribute directly or indirectly to these objectives, and bonuses are paid only to the extent that we meet these objectives. According to the plan approved by the Compensation Committee in 2016, our percentage achievement of the performance objectives was to be scaled down or up by 2% for each 1%, or portion thereof, of underachievement or overachievement, respectively, between an underachievement of at least 80% and an overachievement of up to 125%. Applying this scaling factor to the performance objectives, individual bonuses could range from a low of 0% (for achievement less than 80% on the scorecard) to a high of 150% of a named executive officer’s target bonus amount.
Both of these performance measures for the 2016 Bonus Plan are non-GAAP financial measures. Adjusted net sales at comparable currency exchange rates is calculated as the consolidated Company net sales in USD, adopting the fixed exchange rates used for the budget to translate sales in currencies different from USD. Adjusted net profit is calculated as follows: Net Profit +/- non GAAP adjustments (net of tax impact), as per year-end press release. Non GAAP adjustments were: equity compensation; amortization of intangible assets; purchase price allocation inventory step up; restructuring, merger and integration expenses; goodwill impairment; 3T Heater Cooler product remediation charges and other minor one-off charges.
The achievement factor under the 2018 Bonus Plan based on our financial performance was 91.5%, but in light of our performance in 2016, as reflected in our share price, the Compensation Committee reduced the achievement factor to 80% and awarded the cash-based incentive bonuses in respect of the year ended December 31, 2016 as set out below.

Named Executive Officer	Target Bonus Percentage	Adjusted Achievement Factor	2016 Cash Incentive Payment (1)
André-Michel Ballester	100%	80%	$623,921
Vivid Sehgal	75%	80%	$260,419
Damien McDonald	85%	80%	$88,564
Brian Sheridan	62%	80%	$161,402
David Wise	62%	80%	$170,227
Michel Darnaud	62%	80%	$246,804
Jacques Gutedel	65%	80%	$258,546
____________________

(1)
Exchange rate of $1.10710 per Euro, $1.35635 per British Pound and $1.01567 per Swiss Franc, each of which reflects the applicable period average published rate from the OANDA Corporation currency database between January 1, 2016 and December 31, 2016.

Long-Term Incentive Plan
We view equity-based compensation through our long-term incentive plan (“LTIP”) as a critical component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our named executive officers that provides an incentive to contribute to the continued growth and development of our business and aligns interest of executives with those of our shareholders. Equity-based compensation also provides a strong incentive for retention of our leaders, our top talent, and our employees serving in critical roles. We do not currently have any formal policy governing equity-based awards to our named executive officers, other than the U.K. Remuneration Policy applicable to our chief executive officer who serves as a director of the Board.
Our long-term incentive plan is designed to provide senior executives with value built up over time. It also acts as a retention tool by encouraging our named executive officers to remain employed with us until their equity awards vest. LTIP awards are granted on the date on which the Compensation Committee approves the LTIP for the year or, in the event of a new executive who joins after approval of the annual awards, on a later date on which the Compensation Committee approves the relevant award.
2016 LTIP
The 2016 LTIP awards were granted on March 11, 2016 to Mr. Ballester, Mr. Sehgal, Mr. Sheridan, Mr. Wise and Mr. Gutedel. Mr. McDonald received an award on November 4, 2016 shortly after he joined LivaNova.
All of these awards are time-vesting except for the awards granted to Mr. Ballester, which have performance conditions attached. The performance measures of net sales and adjusted net profit were selected because they are the financial metrics that are most widely used by management, our Board, investors and analysts to evaluate the performance of our business. In addition, it was felt that Mr. Ballester as CEO could contribute directly or indirectly to these objectives. Each of these measures is a non-GAAP measure. Adjusted net sales and adjusted net profit are calculated as described above in the “Annual Bonus” section, with the additional proviso that adjusted net profit is net of the equity compensation expense in respect of Mr. Ballester’s RSUs for the tranche relating to the adjusted net profit objective.
Mr. Ballester received equity awards having a grant date value of $4.0 million, as follows:

•
Restricted stock units (“RSUs”) having a grant date value of $1.0 million, vesting 25% per year over four years, in each case on the date that the Company files its Annual Report on Form 10-K for that year, subject to the achievement of an adjusted net sales performance objective for that year (the “Net Sales RSUs”), as follows:

▪	Where adjusted net sales is greater than or equal to the Board-approved adjusted net sales objective for that year, 100% of the Net Sales RSUs for that year vest;

▪	Where adjusted net sales is less than the Board-approved adjusted net sales objective for that year by less than 0.5%, 75% of the Net Sales RSUs for that year vest;

▪	Where adjusted net sales is less than the Board-approved adjusted net sales objective for that year by less than 1%, 50% of the Net Sales RSUs for that year vest; and

▪	Where adjusted net sales is less than the Board-approved adjusted net sales objective for that year by 1% or more, all of the Net Sales RSUs for that year are forfeited.
The Company’s adjusted net sales for 2016 were $1,213.9 million, approximately 2.9% below the $1,249.9 million objective. Accordingly, all of the 2016 Net Sales RSUs were forfeited. Under the terms of Mr. Ballester’s separation arrangements with us, the 2017, 2018 and 2019 Net Sales RSU were forfeited, as well.

•
RSUs having a grant date value of $1.0 million, vesting 25% per year over four years, in each case on the date that the Company files its Annual Report on Form 10-K for that year, subject to the achievement of an adjusted net profit performance objective for that year (the “Net Profit RSUs”), as follows:

▪	Where adjusted net profit is greater than or equal to the Board-approved adjusted net profit objective for that year, 100% of the Net Profit RSUs for that year vest;

▪
Where adjusted net profit is less than the Board-approved adjusted net profit objective for that year by no more than 10% of the difference between the adjusted net profit objective for that year and the actual adjusted net profit for the prior year rounded to the nearest $0.1 million, 75% of the Net Profit RSUs for that year vest;

▪
Where adjusted net profit is less than the Board-approved adjusted net profit objective for that year by no more than 20% of the difference between the adjusted net profit objective for that year and the actual adjusted net profit for the prior year rounded to the nearest $0.1 million, 50% of the Net Profit RSUs for that year vest.

▪
Where adjusted net profit is less than the Board-approved adjusted net profit objective for that year by more than 20% of the difference between the adjusted net profit objective for that year and the actual adjusted net profit for the prior year rounded to the nearest $0.1 million, all of the Net Profit RSUs for that year are forfeited.

The Company’s Board-approved adjusted net profit objective for 2016 was $157.4 million. The Company’s actual adjusted net profit for 2016 was $149.2 million. The Company’s actual net profit for the prior year was $105.0 million. Accordingly, 50% of the 2016 Net Profit RSUs vested on March 1, 2017. Under the terms of Mr. Ballester’s separation arrangements with us, the 2018, 2019 and 2020 Net Profit RSUs were forfeited.

•
RSUs having a grant date value of $1.0 million, vesting if the 50-day trailing average close price of the Company’s shares on NASDAQ is at least $138.78 at any time during the period from May 1, 2019 to April 30, 2020.

Under the terms of Mr. Ballester’s separation arrangements with us, this award was forfeited.

•
Stock appreciation rights (“SARs”) having a grant date value of $1.0 million (based on the Black-Scholes value of a SAR), vesting 25% per year on each of the first four anniversaries of the grant date.

Twenty-five percent of the SARs vested on March 11, 2017, but under the terms of Mr. Ballester’s separation arrangements with us, the remaining SARs were forfeited.

To provide a strong retention incentive during a period of significant change and demanding challenges, and to align their awards with the retention-based award granted to Mr. Ballester in November 2015, the Compensation Committee decided to grant each of Messrs. Sehgal, Wise, Sheridan and Gutedel an award of RSUs having a grant date value of $1.5 million, vesting 20% on each of the first three anniversaries of the grant date and 40% on the fourth anniversary of the grant date.
Mr. McDonald’s November 2016 equity award was granted pursuant to an agreement that induced him to join the Company as Chief Operating Officer by replacing unvested, in-the-money equity awards forfeited on the termination of his prior employment. This inducement award took the form of:

•	RSUs having a grant date value of $3.0 million, vesting 25% per year over four years; and

•	SARs having a grant date value of $2.0 million (based on the Black-Scholes value of a SAR), vesting 25% per year over four years.
Perquisites and Other Benefits
Our named executive officers are provided with certain perquisites and other benefits to aid in the performance of their respective duties and to provide compensation competitive with that of executives with similar positions and levels of responsibilities in their respective geographies. These benefits may include housing allowance, expatriate school fees, car allowances, supplemental life insurance, supplemental health insurance, supplemental pension contributions, meal vouchers, childcare vouchers, gym membership and flexible benefit payments. Some of these are benefits received by all employees and so are not considered to be “perquisites” or “personal benefits” according to SEC rules, and so do not appear in the Summary Compensation Table under All Other Compensation. Finally, some of the named executive officers’ benefits are not offered to all other employees (e.g., car allowance) and accordingly are considered “perquisites” or “personal benefits” that are reflected in the Summary Compensation Table under All Other Compensation and separately identified in footnotes as perquisites and other benefits. See “Summary Compensation Table.”
Health/Welfare Plans.
All of our full-time U.S.-based employees, including our named executive officer Mr. Wise, are eligible to participate in our health and welfare plans, including:

•	medical, dental and vision benefits;

•	medical and dependent care flexible spending accounts;

•	short-term and long-term disability insurance; and

•	group term life insurance.
Outside the U.S., our employees are generally covered by a state-run health plan and may be eligible to participate in a supplemental health plan, depending on their geography and position in the company. Our named executive officers based in the United Kingdom - Messrs. Ballester, Sehgal and McDonald - each are eligible to receive Company-paid supplemental private health insurance, group term life insurance, disability insurance, and a gym membership.
Mr. Sheridan, based in Italy, has supplemental health and life insurance in addition to insurance against injuries and a gym membership.
Mr. Darnaud, based in France, has a supplemental insurance coverage.
Mr. Gutedel, based in Switzerland, does not have additional health or welfare plan benefits.
Deferred Compensation and Other Retirement Benefits
Defined Benefit Pension Plans
See “— Pension Benefits Table” for further information regarding the pension benefits accrued on behalf of our named executive officers during 2016, including years of credited service and the present value of the accumulated pension benefits for each named executive officer as of fiscal year 2016 year end.

Supplemental Pension Plans
Each of our named executive officers, with the exception of Mr. Sehgal who opted out for a cash in lieu allowance, participates in a third-party tax-qualified defined contribution plan (a “supplemental pension plan”), operated in accordance with local country rules and regulations. We make contributions to the applicable supplemental pension plan on behalf of each of our named executive officers pursuant to the contribution requirements as set forth by national collective bargaining agreements (e.g., Italy) or by individual contract with the named executive officer. For further information regarding the contribution amounts made on behalf of our named executive officers during fiscal 2016, please see the “Supplemental Pension Payments” column in the “All Other Compensation” table below.
Non-Qualified Deferred Compensation
Two of our named executive officers, Messrs. Wise and Sheridan, participated in a non-qualified deferred compensation plan during the fiscal year 2016 reporting period. The plans are a third-party managed defined contribution plan in which the employee may defer an unlimited amount of base salary and bonus to the plan.
No matching contributions were made in respect of the non-qualified deferred compensation plan in which Mr. Wise participates.
For Mr. Sheridan, we match up to four percent of employee deferrals, and we make contributions mandated under the Italian “Trattamento di Fine Rapporto” - so called TFR (Italian mandatory end-of-employment-relationship-payment). Payout and withdrawal rights are established under Italian law.
See “— Non-Qualified Deferred Compensation” below for further information regarding the non-qualified supplemental pension benefits provided to our named executive officers during 2016.
Other Compensation Policies
Stock Ownership Guidelines
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
Anti-Hedging
We want the interests of our named executive officers to be aligned with those of our shareholders. Hedging can allow an investor to lock in much of the value of his shareholding, often in exchange for all or part of the potential for upside appreciation in the stock. These transactions allow the investor to continue to own the covered securities but without the full risks and rewards of ownership. The Company’s Insider Trading Policy prohibits its named executive officers from engaging in hedging.

Limits on Tax Deductibility
Section 162(m) of the U.S. Internal Revenue Code prohibits us from deducting compensation in excess of $1.0 million paid to certain employees - our CEO and our three other most highly compensated executive officers other than our Chief Financial Officer - unless the compensation in excess of $1.0 million qualifies as performance-based compensation. While we endeavor to use this exception to maximize the deductibility of our compensation where we have executive officers on our U.S. payroll, we have not adopted a policy that all compensation must be deductible.
Severance and Other Benefits Payable Upon Termination of Employment or Change in Control
The Compensation Committee is tasked under its charter with reviewing and approving severance arrangements and change-in-control agreements. It is also tasked with ensuring that contractual terms on termination and any payments made are fair to the individual and to us, that failure is not rewarded and that the duty to mitigate is fully recognized. The employment agreements with the named executive officers provide for severance payments and benefits in amounts that have been deemed appropriate by the Compensation Committee. In some cases, the employment agreements were made with a legacy company prior to the merger that formed the Company in October 2015 and remain in effect today. The severance amounts take into account the time it is expected to take a separated employee to find alternative employment, as well as market practice for global executives. For further information, see "Executive Compensation Tables — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based-Awards tables — Employment and Severance Arrangements and Payments upon Change in Control for Departing Named Executive Officers".
At times, as circumstances dictate, we also enter into additional separation arrangements with departing executive officers. Employment agreements and any additional separation arrangements for departing named executive officers are set out elsewhere in this document. See "Executive Compensation Tables — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based-Awards tables — Employment and Severance Arrangements and Payments upon Change in Control for Departing Named Executive Officers".
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

•	Bracketed Incentive Awards. Annual cash bonuses can be as little as 0%, but no more than 175%, of target.

•
Stock Ownership Guidelines. Our executive officers and directors are encouraged to comply with guidelines suggesting the ownership of substantial equity positions in our stock. See “— Compensation Discussion and Analysis — Compensation Policies — Ownership Guidelines.”

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

Subsequent Events

•	The Board appointed Mr. Damien McDonald, our Chief Operating Officer from October 2016, as Chief Executive Officer and as a member of the Board of Directors, effective January 1, 2017.

•
On February 22, 2017, the Compensation Committee approved a service agreement between Mr. McDonald with effect from January 1, 2017. See "Executive Compensation Tables — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based-Awards tables — Employment and Severance Arrangements and Payments upon Change in Control for Departing Named Executive Officers".

•
Also on February 22, 2017, the Compensation Committee approved the Company's 2017 annual short-term incentive plan (the "2017 STIP") applicable to, among others, Mr. McDonald, Mr. Manko and Mr. Wise. Mr. Sehgal has resigned effective as of May 31, 2017 and accordingly will not participate in the 2017 STIP. Messrs. Ballester and Darnaud are no longer employed by us and are not be eligible to participate in the 2017 STIP. Under his separation agreement, Mr. Gutedel will not participate in the 2017 STIP. Under the 2017 STIP, each participant is eligible to receive a target bonus amount calculated as a percentage of base salary, as specified in the participants' respective employment agreements or as subsequently determined by the Committee. The current target bonus percentage for each of the participants is as follows:

Target Bonus % of Base Salary
Mr. McDonald	100%
Mr. Manko	40%
Mr. Wise	70%
Payment of the target bonus amount is conditioned on the Company's achievement of certain financial objectives and, with the exception of our CEO, each participant's achievement of an individual objective related to talent, as follows:

	Group Objectives		Regional Objectives		Talent Objective	Individual Objectives
	Adjusted Net Sales	Adjusted Net Income	Adjusted Net Sales	Adjusted Net Income
Mr. McDonald	60%	40%
Mr. Wise	45%	35%			20%
Mr. Manko	15%	25%			9%	51%
The funding for each financial objective is scaled for underachievement and overachievement of the objective, as follows:

Percent Achievement of Objective	Percent Funding for Objective
<95%	0%
95%	50%
Linear Interpolation: 1:10
100%	100%
Linear Interpolation: 1:3
125%	175%
>125%	175%
For example, if the Company achieves 110% of its Group Adjusted Net Sales objective and 98% of its Group Adjusted Net Income objective, then Mr. McDonald's bonus amount would be 110% of his base salary, calculated as follows. For each 1% of the Company's overachievement of the Group Adjusted Net Sales objective, he receives an incremental 3% of achievement for this objective, resulting in an overachievement of 30% (= 10% x 3) and an achievement percentage for this objective equal to 78% (= 60% + (60% x 30%)). For each 1% of underachievement of the Group Adjusted Net Income objective, he loses 10% of achievement for this objective, resulting in an underachievement of 20% (= 2% x 10) and an achievement percentage for this objective equal to 32% (= 40% ─ (40% x 20%)). Thus, Mr. McDonald's total achievement percentage is 110% (= 78% + 32%), and his 2017 STIP payment would be 110% of his target bonus amount, or 110% (= 100% x 110%).

In the event that the Company fails to achieve all Group and Regional financial objectives applicable to any participant, that participant is nonetheless eligible to receive a payment for the portion of the participant's short-term incentive payment that is based on such Group and Regional financial objectives if shareholder value, as measured by the price of the Company's stock on NASDAQ, has increased by at least a threshold amount, as follows:

•
If the closing stock price (the "Measure Price") two business days after the earnings announcement for the year ended December 31, 2017 (the "Measure Date") is at least a specified price (the "Threshold Price"), the participant will be entitled to receive at least 50% of the portion of the participant's short-term incentive payment that is based on Group and Regional financial objectives;

•
If the Measure Price is at least a specified amount more than the Threshold Price (the “Upper Price”), the participant will be entitled to receive 100% of the portion of the participant’s short-term incentive payment that is based on Group and Regional financial objectives; or

•
If the Measure Price falls between the Threshold Price and the Upper Price, the participant will be entitled to receive a portion of the participant's short-term incentive payment that is based on Group and Regional financial objectives equal to the sum of 50% and that portion of 50% determined by linear interpolation (the difference between the Measure Price and Threshold Price, divided by the specified amount, and then multiplied by 50%).

The table below shows the minimum and maximum achievement of the target short-term incentive payment under the 2017 STIP.

	Minimum	Maximum
Mr. McDonald	0%	175%
Mr. Manko	0%	130%
Mr. Wise	0%	160%

•
On February 22, 2017, the Company also delivered a side letter to Mr. McDonald addressing certain intended future grants of equity awards. The side letter confirmed that the Company will recommend that the Compensation Committee grant an award of RSUs to Mr. McDonald having a grant date value equal to $4.0 million, including $1.0 million in service-based RSUs to vest annually over a four-year period and $3.0 million in market-based and service-based RSUs vesting, if the market-based condition is at least partially achieved after the first year, annually over a four-year period. The Compensation Committee has not, as of the date hereof, considered and approved this management recommendation.

•
On February 22, 2017, the Compensation Committee also approved the promotion of Mr. Wise, formerly Senior Vice President Human Resources and Information Technology to Chief Administrative Officer and increased his base salary from $355,000 to $450,000, his target bonus from 62% to 70% of base salary, and his recommended long-term incentive plan award level to $1 million in value (subject to the subsequent approval by the Committee of such equity awards, which approval has not, at the date hereof, been approved.)

•
On February 22, 2017, the Compensation Committee also ratified the separation arrangements in respect of the departure of our Senior Vice President, General Counsel and Company Secretary, Mr. Sheridan effective June 30, 2017. See "Executive Compensation Tables — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based-Awards tables — Employment and Severance Arrangements and Payments upon Change in Control for Departing Named Executive Officers".

•
The Compensation Committee on the same day approved a consultancy agreement with Mr. Sheridan to ensure Mr. Sheridan’s assistance in the management of certain complex legal matters for which he has been responsible on behalf of the Company and which are not likely to be resolved in the near future. Pursuant to the terms of the consultancy agreement, Mr. Sheridan is guaranteed €10,000 per month until June 30, 2019 and an additional amount of €275 per hour for every hour per month worked in excess of 40 hours.

•
On March 29, 2017, Mr. Sehgal resigned his position as Chief Financial Officer effective on May 31, 2017, and on March 30, 2017, the Compensation Committee approved terms in connection with Mr. Sehgal's separation in exchange for a release of claims and his cooperation with the transition of his responsibilities. See “Employment and Severance Arrangements and Payments upon Change in Control for Departing Named Executive Officers”

•	On April 19, 2017, the Compensation Committee approved the payment of the 2016 STIP to our named executive officers, exercising its discretion to reduce the bonus level paid. See “Annual Bonus”.

•
On April 19, 2017, the Compensation Committee also recommended to the Board an amendment to the Company’s remuneration allocation to its non-employee directors. The Board approved this change on April 20, 2017. Previously, in consideration of Board service, each non-employee director received an annual retainer in the amount of $60,000 and an equity award having a fair market value of $160,000. Going forward each director’s base cash retainer will be in an amount of $110,000 and his/her equity award will have a fair market value of $110,000. The Chairman’s retainer and equity awards will follow the same principle, with a cash retainer of $185,000 (previously $120,000) and an equity award with a fair market value of $185,000 (previously $250,000).

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on the review and discussions, it has recommended to the Board that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K/A of LivaNova PLC for the year ended December 31, 2016.
By the Compensation Committee of the Board of directors of LivaNova PLC.

Arthur L. Rosenthal, Ph.D. (Chairman)
Francesco Bianchi
Alfred J. Novak
April 28, 2017

EXECUTIVE COMPENSATION TABLES
2016 Summary Compensation Table
The following table contains information about the compensation earned by each of our named executive officers during the year ended December 31, 2016

A	B	C	D	E	F	G	H	I	J
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)(1)(2)	($)(1)(3)	($)(4)	($)(4)	($)(1)	($)(5)	($)(6)	($)
André-Michel Ballester	2016	779,901	—	2,188,180	999,870	623,921	—	1,439,656	6,031,528
Chief Executive Officer	2015 Transition Period (April 25, 2015 – December 31, 2015)	270,016	—	4,999,986	3,508,382	300,879	—	2,734,363	11,813,626
	YE April 24, 2015	—	—	—	—	—	—	—	—
Vivid Sehgal	2016	434,032	—	1,499,962	—	260,419	—	99,499	2,293,912
Chief Financial Officer	2015 Transition Period (April 25, 2015 – December 31, 2015)	100,913	—	—	1,250,851	74,804	—	19,225	1,445,793
	YE April 24, 2015	—	—	—	—	—	—	—	—
Damien McDonald	2016	132,414	216,677	2,999,989	1,999,990	88,564	—	276,659	5,714,293
Chief Operating Officer	2015 Transition Period (April 25, 2015 – December 31, 2015)	—	—	—	—	—	—	—	—
	YE April 24, 2015	—	—	—	—	—	—	—	—
Brian Sheridan	2016	326,871	—	1,499,962	—	161,402	671	110,165	2,099,071
Senior Vice President, General Counsel and Company Secretary	2015 Transition Period (April 25, 2015 – December 31, 2015)	—	—	—	—	—	—	—	—
	YE April 24, 2015	—	—	—	—	—	—	—	—

A	B	C	D	E	F	G	H	I	J
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)(1)(2)	($)(1)(3)	($)(4)	($)(4)	($)(1)	($)(5)	($)(6)	($)
David S. Wise	2016	359,785	—	1,499,962	—	170,227	4,095	25,439	2,059,508
Senior Vice President, Human Resources and Information Technology	2015 Transition Period (April 25, 2015 – December 31, 2015)	235,062	—	—	1,250,851	201,077	4,904	—	1,691,894
	YE April 24, 2015	328,077	—	259,632	200,503	145,382	7,892	—	941,486
Michel Darnaud	2016	505,566	—	—	—	246,804	61,115	1,724,332	2,537,807
President, Cardiac Surgery Business Unit	2015 Transition Period (April 25, 2015 – December 31, 2015)	338,683	—	—	1,250,851	92,708	—	41,228	1,723,470
	YE April 24, 2015	—	—	—	—	—	—	—	—
Jacques Gutedel	2016	498,188	262,432	1,499,962	—	258,546	—	109,360	2,628,488
President, Europe, Canada and Australia	2015 Transition Period (April 25, 2015 – December 31, 2015)	335,098	—	—	1,250,851	89,644	—	73,095	1,748,688
	YE April 24, 2015	—	—	—	—	—	—	—	—
______________________

(1)
For amounts paid in salary and bonus compensation in 2016, we used an exchange rate of $1.10710 per Euro, $1.35635 per British Pound and $1.01567 per Swiss Franc, each of which reflects the applicable period average published rate from the OANDA Corporation currency database between January 1, 2016 and December 31, 2016. For amounts paid in salary and bonus compensation for transition period 2015, we used an exchange rate of $1.10725 per Euro, $1.53734 per British Pound and $1.03604 per Swiss Franc, each of which reflects the applicable period average published rate from the OANDA Corporation currency database between April 25, 2015 and December 31, 2015.

(2)
Mr. Gutedel receives as a portion of his base salary a representation allowance intended to cover costs associated with representing the applicable company as an executive officer. Mr. Darnaud’s base salary includes a 20% advance foreign-service premium paid monthly.

(3)
The amounts included in this columns are: for Mr. McDonald, the value the Compensation Committee approved as his one-off signing bonus and for Mr. Gutedel, the amount accrued in 2016 for a retention payment provided in his July 2016 amendment agreement as an inducement for his continued service to the Company in a different role. The total amount of the retention payment was equal to CHF 1,500,400, payable in three installments between July 1, 2018 and July 1, 2020, subject to his continued employment with the Company. This retention payment represented the amount of the Company’s liability to Mr. Gutedel under an earlier pre-merger retention agreement had he not agreed to continue service in a different role in July 2016.

(4)
Amounts reflect the full grant-date fair value of restricted stock units and stock appreciation rights granted during fiscal year 2016 and 2015 computed in accordance with Federal Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all restricted stock units and stock appreciation rights awards made to executive officers in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Report on Form 10-K”) and our Transition Report on Form 10-K/T for the transitional period April 25, 2015 to December 31, 2015 (“Report on Form 10-K/T”), respectively. For additional information regarding the restricted stock unit and stock appreciation rights awards reported herein, see “—Compensation Discussion and Analysis — Details of our Compensation Program-Equity-Based Compensation — 2015 Incentive Award Sub-Plan.”

(5)
For Mr. Darnaud and Mr. Sheridan, this represents the change in pension value of each officer’s defined benefit pension plan. For Mr. Wise, this represents the earnings of the Non-Qualified Deferred Compensation Plan.

(6)
The amounts reported in the All Other Compensation column represent the aggregate dollar amount for all other benefits and payments received by our named executive officers. The following table shows the nature of the benefits and payments and specific amounts for each of our named executive officers:

	Severance and Change in Control Payments	Supplemental Health Insurance	Housing Benefit or Allowance	Car Benefit or Allowance	Qualified Supplemental Pension Payments	Non qualified deferred compensation and defined contribution plan registrant contribution	Cash in lieu of pension	Other	Total
	($)	($)	($)	($)(4)	(5) ($)	($)	(6) ($)	(7) ($)	($)
André-Michel Ballester	983,489 (1)	70,535 (3)	203,453	36,172	42,810	—	90,249	12,950	1,439,656
Vivid Sehgal	—	4,629	—	18,885	—	—	75,004	981	99,499
Damien McDonald	—	3,813	50,863	4,013	13,564	—	5,535	198,873	276,659
Brian Sheridan	—	2,072	—	4,019	31,515	12,915	—	59,644	110,165
David Wise	—	17,489	—	—	7,950	—	—	—	25,439
Michel Darnaud	1,642,776 (2)	3,503	—	12,087	5,130	—	—	60,827	1,724,322
Jacques Gutedel	—	—	—	10,960	98,399	—	—	—	109,360
_______________________

(1)	Represents the severance payment pursuant to Mr. Ballester’s December 2016 settlement agreement.

(2)	Represents a payment in connection with the separation of Mr. Darnaud, including the amount of a severance benefit arising from a pre-merger obligation to Mr. Darnaud.

(3)	Represents the cost of Mr. Ballester and his family health insurance coverage.

(4)
Represents (i) the incremental cost of the personal use of a Company-owned or Company-leased car, measured in accordance with applicable local methods, for each of Messrs. Ballester, Darnaud, Sheridan and Gutedel and (ii) the cash car allowance as provided to Mr. Sehgal and Mr. McDonald.

(5)	Represents company contributions on behalf of our named executive officers to tax-qualified defined contribution plans.

(6)
Represents company contributions to a partially non-qualified defined contribution plan equal to the amount of company contributions made on behalf of the executive officer on top of the maximum amounts that may be tax-qualified under the supplemental pension plan.

(7)
As to Mr. Ballester, this represents holiday pay ($6,299), relocation agency fees ($5,669) and gym membership ($981). As to Mr. McDonald, this represents legal fees ($13,563), relocation cost and related gross-ups ($174,475), and school allowance ($10,833). As to Mr. Sheridan, this represents meal vouchers ($486) and travel allowance ($18,997) and school tuition expense ($39,235) and gym membership ($924). As to Mr. Sehgal, this represents the gym membership ($981). As to Mr. Darnaud, this represents holiday pay.

Grants of Plan-Based Awards in 2016
The following table provides supplemental information relating to grants of plan-based awards made during 2016 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during 2016.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying SARs (#)	Exercise or Base Price of SAR Awards ($/Sh)	Grant Date Fair value of RSU and SAR Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)
André-Michel Ballester		—	779,901	1,169,851	—	—	—	—
	03-11-2016	—	—	—	17,361	—	—	999,994
	03-11-2016	—	—	—	17,361	—	—	999,994
	03-11-2016	—	—	—	17,361	—	—	188,193
	03-11-2016	—	—	—	—	56,682	57.60	999,870

Vivid Sehgal		—	325,524	488,286	—	—	—	—
	03-11-2016	—	—	—	26,041	—	—	1,499,962

Damien McDonald		—	110,705	166,057	—	—	—	—
	11-04-2016	—	—	—	—	66,979	—	2,999,989
	11-04-2016	—	—	—	—	174,227	44.79	1,999,990

Brian Sheridan		—	201,753	302,629	—	—	—	—
	03-11-2016	—	—	—	26,041	—	—	1,499,962

David Wise		—	212,784	319,175	—	—	—	—
	03-11-2016	—	—	—	26,041	—	—	1,499,962

Michel Darnaud		—	308,505	462,758	—	—	—	—

Jacques Gutedel		—	323,182	484,774	—	—	—	—
	03-11-2016	—	—	—	26,041	—	—	1,499,962

_____________________

(1)
The amounts reported represent the fair value of the restricted stock unit and stock appreciation rights awards computed in accordance with FASB ASC Topic 718 on the grant date. The fair value for restricted stock unit awards is calculated by multiplying the number of units in each award by the closing price of an ordinary share of our stock on NASDAQ on the grant date, eventually discounted in case of a market price condition. The fair value for stock appreciation rights awards is calculated by multiplying the number of rights subject to the award by the Black-Scholes value of an option for an ordinary share of our stock on the grant date. For a further discussion of the accounting treatment of the RSU and SAR awards, see “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” included in the consolidated financial statements accompanying our Report on Form 10-K.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
The amounts reported for 2016 in the Summary Compensation Table include salary, annual bonus, equity incentive grants, benefits and perquisites as more fully described in “ — Compensation Discussion and Analysis — Elements of our Compensation Program ” above. Description of the employment (and where applicable separation) agreements between the Company and each named executive officer are set out below. For Information on the 2016 LTIP and the 2016 Bonus Plan, see “Item 11 — Compensation Discussion and Analysis — Details of our Compensation Plan — Elements of our Executive Compensation — Annual Bonus — 2016

Bonus Plan" and “Item 11 — Compensation Discussion and Analysis — Details of our Compensation Plan — Elements of our Executive Compensation — Long Term Incentive Plan — 2016 LTIP”.
The maximum achievable amount of the 2016 annual cash performance awards for each of our NEOs is shown in the Grants of Plan-Based Awards Table under the “Estimated Possible Payouts under Non-Equity Incentive Plan Awards” column. The amount each NEO actually earned of his 2016 annual cash performance award is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
Employment and Severance Arrangements and Payments upon Change in Control for Departing Named Executive Officers
Of our seven named executive officers, the following five named executive officers have left the Company or have agreed to their departure from the Company:

•	Mr. André-Michel Ballester

•	Mr. Vivid Sehgal

•	Mr. Jacques Gutedel

•	Mr. Michel Darnaud

•	Mr. Brian Sheridan
The terms of their respective employment agreements and any additional separation arrangements are set out below.
Mr. Ballester’s 2015 Employment Agreement
We entered into an employment agreement with Mr. Ballester effective October 19, 2015, providing for Mr. Ballester’s employment as our Chief Executive Officer. Mr. Ballester’s employment agreement continues for an indefinite term, subject to termination upon the provision of prior written notice of termination by either us or the Company of not less than 12 months. Mr. Ballester’s employment agreement provides for an annual base salary of not less than £575,000 (inclusive of all director’s fees, if any), payable in equal monthly installments, and eligibility for an annual variable bonus with a target of 100% of his annual base salary. Mr. Ballester’s employment agreement also provides for a relocation allowance of up to £50,000 to be incurred when Mr. Ballester relocates to London permanently, access to services of a relocation agency based in London to assist with permanent relocation, accommodation allowances of up to £80,000 per year for the initial three months and up to £150,000 per year thereafter (payable in monthly installments) and either a monthly allowance toward use of a car for business purposes or the provision of a company car.
During the term of employment and for a 12-month period thereafter, Mr. Ballester is subject to standard restrictive covenants, including confidentiality, non-competition and non-solicitation restrictions.
Mr. Ballester’s employment contract provides for continued employment subject to termination by either party upon the provision of at least 12 months’ prior written notice. Under the terms of the agreement, we have discretion to terminate Mr. Ballester immediately by providing payment in lieu of notice, but Mr. Ballester is not entitled to receive payment in lieu of notice upon a termination of employment by us due to Mr. Ballester’s (a) gross misconduct or behavior which brings himself or the Company into disrepute, (b) commission of any material or persistent breach of his employment agreement (in the case of a non-material persistent breach, having been given notice in writing of the breach and a reasonable opportunity to cure the breach) or fails to comply with any reasonable order or direction from the board, (c) failure to perform his duties to the reasonable satisfaction of the board (after receiving written notice and opportunity to cure), (d) becoming bankrupt or insolvent, (e) behavior that can be regarded as materially prejudicial to the interests of the company, including if he is found guilty of any criminal offense punishable by imprisonment (whether or not a sentence is imposed), (f) receipt of an order made against him disqualifying him from acting as a company director, (g) becoming of unsound mind or (h) being found guilty of a serious breach of the rules or regulations of the UK Listing Authority or any other regulatory authority.
Upon termination of Mr. Ballester’s employment by us without cause or upon Mr. Ballester’s resignation where it is determined by a court that he has been constructively dismissed), he is entitled to receive (a) payment in lieu of notice consisting of 12 months base salary and any accommodation allowances he would have received for any notice period outstanding on the date of termination and (b) a bonus pro-rated to the date of termination so long as Mr. Balletser is terminated without cause. Accordingly, Mr. Ballester would have been entitled to receive £1,300,000, or $1,599,210 (using oanda.com's exchange rate of $1.23016 on December 31, 2016)

assuming satisfaction of bonus objectives associated with his 100% on target bonus level for a termination without cause on December 31, 2016.
There is no provision that anticipates special treatment other than as set out above, in respect of a change in control.
Mr. Ballester’s 2016 Separation Agreement
On November 1, 2016, André-Michel Ballester resigned as CEO and as a member of the Company’s Board of Directors, effective December 31, 2016. Pursuant to a separation agreement with the Company, the Company desiring to ensure a smooth and cooperative transition from Mr. Ballester’s leadership to that of his successor, Mr. Ballester received a payment in January 2017 in the amount of £725,000 (which represents a payment in the amount of 12 months’ salary and housing allowance in lieu of his notice period provided in Mr. Ballester’s service agreement with the Company). In addition, Mr. Ballester received a payment of £460,000 in April 2017, an amount equal to the bonus that would have been paid under the Company’s 2016 Annual Executive Bonus Program.
Mr. Ballester has agreed to provide consulting services to the Company commencing December 31, 2016 and continuing through December 31, 2020. During 2017, Mr. Ballester has agreed to devote at least 50% of his working days to the business of the Company, including providing transitional support for his successor, for which he will be paid a consulting fee in the amount of $400,000. During 2018, 2019 and 2020, Mr. Ballester has agreed to provide litigation support services, as needed, for which he will be paid a consulting fee in the amount of $50,000 per year.
As Mr. Ballester will remain a service provider, Mr. Ballester will continue to vest under his Stock Appreciation Right Grant Notice and Agreement dated October 19, 2015, his Restricted Stock Unit Award Grant Notice and Agreement dated November 11, 2015, his Restricted Stock Unit Award Grant Notice and Agreement dated March 11, 2016 and his Stock Appreciation Right Grant Notice and Agreement dated March 11, 2016 until December 31, 2017, after which he has agreed all unvested awards will lapse.
Mr Ballester’s Equity Awards
At December 31, 2016, Mr. Ballester had unvested equity awards as set out in “ — Outstanding Equity Awards at Year End Table”. The treatment of these awards under various termination and change in control scenarios is set out below:

•	83,351 SARs granted on October 19, 2015 with a strike price of $69.39

◦
If Mr. Ballester’s employment is terminated by the Company without cause or by the individual for good reason (as each term is defined in the SAR Award Agreements), the recipient will be eligible for pro-rata vesting of the SARs, and no lock-up period (which was then still in effect as at December 31, 2016) will apply to the SARs. In such case, vested SARs may be exercised for one year following such termination. The vesting of the SARs will also be accelerated upon a change in control, as defined in the SAR Award Agreements.

◦
Given that the above SARs were not in the money as at December 31, 2016, there would have been no immediate benefit to Mr. Ballester in respect of these SARs in the event of a termination or change in control as at that date.

•	56,682 SARs granted on March 11, 2016 with a strike price of $57.60

◦
In the event of a change in control, death or disability of the Mr. Ballester on December 31, 2016, all 56,682 SARs would have vested, but given that these SARs were not in the money as at December 31, 2016, there would have been no immediate benefit to Mr. Ballester in respect of these SARs in the event of a change in control as of December 31, 2016.

◦	In all other events of termination on December 31, 2016, these SARs would be forfeited.

•	52,083 RSUs granted on March 11, 2016

◦
If Mr. Ballester’s employment is terminated for any reason, including, without limitation, a termination by resignation, discharge, death, disability or retirement, Mr. Ballester shall forfeit all RSUs which have not vested.

◦	There is no automatic vesting on a change in control; this is at the discretion of the Compensation Committee.

◦	Had Mr. Ballester’s employment terminated on December 31, 2016, all 52,083 RSUs granted on March 11, 2016 would have been forfeited.

•	17,835 RSUs granted on November 18, 2016

◦	Same treatment as the RSUs granted on March 11, 2016.

◦	Had Mr. Ballester’s employment terminated on December 31, 2016, all 17,835 RSUs granted on November 18, 2016 would have been forfeited.

•	53,504 RSUs granted on November 18, 2016

◦	Same treatment as the RSUs granted on March 11, 2016.

◦	Had Mr. Ballester’s employment terminated on December 31, 2016, all 53,504 RSUs granted on November 18, 2016 would have been forfeited.
Mr. Sehgal’s 2015 Employment Agreement
We entered into an employment agreement with Mr. Sehgal effective October 19, 2015, whereby Mr. Sehgal was appointed Chief Financial Officer. The employment agreement continues for an indefinite term, subject to termination upon the provision of prior written notice of termination by either us or Mr. Sehgal of not less than 12 months. Pursuant to his employment agreement, Mr. Sehgal is currently eligible for an annual base salary of not less than £320,000 (inclusive of all director fees, if any), payable in equal monthly installments, and eligibility for an annual variable bonus with a target of 75% of his annual base salary. Mr. Sehgal’s employment agreement also provides for a monthly car allowance of £1,100.
During the term of employment and for a 12-month period thereafter, Mr. Sehgal is subject to standard restrictive covenants, including confidentiality, non-competition and non-solicitation restrictions.
Mr. Sehgal’s employment agreement provides for continued employment subject to termination by either party upon prior written notice of termination provided with at least 12 months to the other party. Under the terms of the agreement, we have discretion to immediately terminate Mr. Sehgal by providing payment in lieu of notice (which payment is limited to 12 months salary), but Mr. Sehgal is not entitled to receive any payment in lieu of notice upon a termination of employment by us due to Mr. Sehgal’s (a) gross misconduct or behavior with brings himself or the Company into disrepute, (b) commission of any material or persistent breach of his employment agreement (in the case of a non-material persistent breach, having been given notice in writing of the breach and a reasonable opportunity to cure the breach) or fails to comply with any reasonable order or direction from the board, (c) failure to perform his duties to the reasonable satisfaction of the board (after receiving written notice and opportunity to cure), (d) becoming bankrupt or insolvent, (e) behavior that can be regarded as materially prejudicial to the interests of the company, including if he is found guilty of any criminal offense punishable by imprisonment (whether or not a sentence is imposed), (f) receipt of an order made against him disqualifying him from acting as a company director, (g) becoming of unsound mind, (h) being found guilty of a serious breach of the rules or regulations of the U.K. Listing Authority or any other regulatory authority or (i) failure to provide at least three months’ prior written notice if Mr. Sehgal is prevented due to illness, injury or another reason beyond his control from performing his duties for a period of time aggregating at least 90 days in the prior 24-month period.
Mr. Sehgal's payment in lieu of notice would be equal to 12 months salary without benefits and he would only be entitled to any bonus payment if he was in employment at the date was due. This being in April, a termination on December 31, 2016 would not include any bonus payment. Assuming Mr. Sehgal’s employment had been terminated on December 31, 2016 without cause, Mr. Sehgal would be entitled to receive payment in lieu of notice equal to £320,000 or $393,651(using oanda.com's exchange rate of $1.23016 on December 31, 2016).
Mr. Sehgal’s 2016 Separation Agreement
On March 29, 2017, Vivid Sehgal resigned his position as Chief Financial Officer of LivaNova, effective on May 31, 2017, to pursue other opportunities. LivaNova has commenced a search for Mr. Sehgal's successor. Mr. Sehgal will make himself available after May 31, 2017, if needed, to support the transition of his responsibilities to his successor.
On March 30, 2017, the Compensation Committee of LivaNova's Board of directors approved the following compensation in connection with Mr. Sehgal's separation in exchange for a release of claims and his cooperation with the transition of his responsibilities: (i) four months of base salary, or £106,667; (ii) four months of supplemental pension contribution, or £28,000; (iii) four months of car allowance, or £4,400; (iv) five months of his 2017 target bonus, or £100,000; (v) seven months of supplemental health insurance coverage (through December 31, 2017) for him and his family, or approximately £42,000; (vi) legal fees for his solicitor not to exceed £10,000; and (vii) accelerated vesting of 5,208 service-based restricted stock units that otherwise would have vested in March 2018. In addition, Mr. Sehgal will be entitled to payment of his bonus for 2016 in the amount of £192,000.
Mr Sehgal’s Equity Awards
At December 31, 2016, Mr. Sehgal had unvested equity awards as set out in “ — Outstanding Equity Awards at Year End Table”. The treatment of these awards under various termination and change in control scenarios is set out below:

•	29,717 SARs granted on October 19, 2015 with a strike price of $69.39

◦
If Mr. Sehgal’s employment is terminated by the Company without cause or by the individual for good reason (as each term is defined in the SAR Award Agreements), the recipient will be eligible for pro-rata vesting of the SARs, and no lock-up period (which was then still in effect as at December 31, 2016) will apply to the SARs. In such case, vested SARs may be exercised for one year following such termination. The vesting of the SARs will also be accelerated upon a change in control, as defined in the SAR Award Agreements.

◦
Given that the above SARs were not in the money as at December 31, 2016, there would have been no immediate benefit to Mr. Sehgal in respect of these SARs in the event of a termination or change in control as at that date.

•	26,041 RSUs granted on March 11, 2016

◦
If Mr. Sehgal’s employment is terminated for any reason, including, without limitation, a termination by resignation, discharge, death, disability or retirement, Mr. Sehgal shall forfeit all RSUs which have not vested.

◦	In the event of a change in control on December 31, 2016, all of these RSUs would have vested for a total of $1,171,063.

◦	Had Mr. Sehgal’s employment terminated on December 31, 2016, all 26,041 RSUs granted on March 11, 2016 would have been forfeited.
Mr Gutedel’s 2016 Employment Agreement
On July 6, 2016, Jacques Gutedel entered into an agreement with LivaNova Switzerland S.A, a subsidiary of LivaNova to amend Mr. Gutedel's existing employment agreement dated March 1, 2009. At the time, we sought Mr. Gutedel’s agreement to move from his position as President, Intercontinental reporting to the Chief Executive Officer, to a new role as President, Europe, Canada & Australia regions reporting to the Chief Operating Officer. Mr. Gutedel had the right, under a pre-existing severance agreement, to receive a payment in the amount of CHF 1,500,400 if he declined the new position and left the Company. In exchange for our agreement to the 2016 amendment, Mr. Gutedel accepted the new position. The 2016 amendment provides for Mr. Gutedel to receive an annual base salary of CHF 500,000, an opportunity to earn an annual discretionary bonus with a target of 75% of his annual base salary, subject to the achievement of certain prescribed performance objectives of the Company pursuant to LivaNova's Annual Executive Bonus Plan, a car allowance of €2,100 per month and pension contributions equal to 18.5% of his base salary. The 2016 amendment also provides for a retention payment in a total amount equal to CHF 1,500,400, payable in three installments between July 1, 2018 and July 1, 2020, subject to his continued employment. In the event that Mr. Gutedel is terminated without good cause, or if his responsibilities are materially diminished within two years following a change of control, the balance of the payment will become due. All other material terms of Mr Gutedel's employment terms remained unchanged.
In the event of a termination, the Company must give Mr. Gutedel's six months notice.Assuming a termination effective December 31, 2016 (the notice having been given six months earlier) Mr. Gutedel would have been entitled to CHF 1,500,40, or $1,472,220 (using oanda.com's exchange rate of $0.98122 on December 31, 2016).
Mr Gutedel’s 2017 Separation Arrangements
On April 3, 2017, we entered into a termination agreement with Mr. Gutedel pursuant to which Mr. Gutedel will step down from his current position on April 30, 2017 and become an advisor to our CEO until Mr. Gutedel’s employment ends on March 31, 2018. The agreement provides for Mr. Gutedel to receive the following benefits:

•	a base salary, currently CHF 41,667 per month, plus a monthly supplemental pension contribution of approximately CHF 5,000, through March 31, 2018 or the date he accepts other employment, if sooner;

•	a bonus payment for 2016 in the amount of CHF 254,557; and

•	a severance payment in the amount of CHF 1,500,400 (as provided in Mr. Gutedel’s July 6, 2016 amendment agreement described above payable in three installments ending April 30, 2018.
Mr. Gutedel is subject to customary restrictive covenants, including those relating to non-solicitation, non-interference, non-competition and confidentiality, during the term of employment and for a 12-month period thereafter. The employment agreement restricts Mr. Gutedel from engaging in competitive business activity within Latin America, Mediterranean and Africa, South East Asia and Greater China, Middle East, Turkey, India, Pakistan, Austria, Central and Eastern Europe, Japan, Canada and Australia, with respect to certain products, including cardiopulmonary, cardiac rhythm management and heart valve product.
Mr Gutedel’s Equity Awards
At December 31, 2016, Mr. Gutedel had unvested equity awards as set out in “ — Outstanding Equity Awards at Year End Table”. The treatment of these awards under various termination and change in control scenarios is set out below:

•	2,992 RSUs in respect of a legacy Sorin grant

◦	These RSUs only vest if Mr. Gutedel is an employee at the time of vesting.

◦	In the event of a termination of service (including by way of change in control), there is no automatic vesting of the RSUs; this is at the discretion of the Compensation Committee.

◦	Accordingly, had Mr Gutedel been terminated on December 31, 2016, all of these RSUs would have been forfeited.

•	29,717 SARs granted on October 19, 2015 with a strike price of $69.39

◦
If Mr. Gutedel’s employment is terminated by the Company without cause or by the individual for good reason (as each term is defined in the SAR Award Agreements), the recipient will be eligible for pro-rata vesting of the SARs, and no lock-up period (which was then still in effect as at December 31, 2016) will apply to the SARs. In such case, vested SARs may be exercised for one year following such termination. The vesting of the SARs will also be accelerated upon a change in control, as defined in the SAR Award Agreements.

◦
Given that the above SARs were not in the money as at December 31, 2016, there would have been no immediate benefit to Mr. Gutedel in respect of these SARs in the event of a termination or change in control as at that date.

•	26,041 RSUs granted on March 11, 2016

◦
If Mr. Gutedel’s employment is terminated for any reason, including, without limitation, a termination by resignation, discharge, death, disability or retirement, Mr. Gutedel shall forfeit all RSUs which have not vested.

◦	In the event of a change in control on December 31, 2016, all of these RSUs would have vested for a total of $1,171,063.

◦	Had Mr. Gutedel’s employment terminated on December 31, 2016, all 26,041 RSUs granted on March 11, 2016 would have been forfeited.
Mr Darnaud’s 2015 Amended Employment Agreement
Sorin entered into an employment agreement with Mr. Darnaud in 2008. The 2008 agreement, which remained in effect in 2016, appointed him as President, Cardiac Surgery Business Unit. Mr. Darnaud’s employment agreement, as amended, provides for an annual base salary of €381,650 and eligibility for an annual variable bonus with a target of 62% of his annual base salary. The agreement also provides for payment of a foreign-service premium equal to 20% of his annual base compensation, intended to compensate Mr. Darnaud for inconveniences associated with his business travel outside of France. Mr. Darnaud’s employment agreement also provides for his use of a company car.

Mr. Darnaud is subject to confidentiality and non-competition restrictions during his term of employment and, with respect to the noncompetition restrictions, for a 12-month period thereafter. In consideration for, and subject to compliance with, the noncompetition restrictions, Mr. Darnaud is entitled to receive a gross monthly indemnity equal to 50% of his monthly average salary in addition to any contractual benefits and incentives he received during the 12-month period preceding his termination of employment. Upon any breach of Mr. Darnaud’s non-compete obligations within the 12-month payment period, Mr. Darnaud is obligated to reimburse us the full indemnity amount received.
Upon termination of his employment by us within two years following the closing of the merger Transaction (or through October 18, 2017), Mr. Darnaud is entitled to (a) 24 months of base salary (based on the monthly gross pay received during the 12-month period preceding his termination) (b) payment of two years of bonus (based on the criteria and targets applicable to the year during which the contract was terminated) and (c) accelerated vesting of all of Mr. Darnaud’s equity-based awards (other than any awards granted upon the consummation of the merger transaction), wherein the performance criteria of any performance-based awards will be deemed met at the 100% level and lock-up period applicable with respect to such awards will terminate.
In the event of a termination on December 31, 2016 Mr. Darnaud would have been entitled to a payment in the amount of $1,627,923 as contemplated as above.
Mr Darnaud’s 2016 Separation Arrangements
The terms of a termination and settlement agreement dated August 3, 2016 between LivaNova France SAS, a wholly-owned subsidiary of the Company, and Mr. Darnaud gives effect to the terms of the 2015 amendment to Mr. Darnaud’s employment agreement. Mr. Darnaud is entitled to receive a payment equal to 24 months of base salary calculated on the basis of the monthly gross base salary he received during the 12 months preceding notice of termination, plus two years of annual bonus calculated on the basis of the bonus criteria and targets applicable to the year of his separation. These payments equal €915,960 and €567,895, respectively, and will be paid in two installments. Pursuant to French law, Mr. Darnaud will also receive a mandatory retirement payment equal to €98,029, payment in respect of holidays not taken, a prorated amount of the "13th month" paid under French law, and any bonus that will be earned under the Company's 2016 Annual Executive Bonus Program.
In addition, on August 4, 2016, Mr. Darnaud agreed to enter into a consulting agreement with LivaNova France SAS (the "Consulting Agreement"). Under the terms of the Consulting Agreement, Mr. Darnaud will consult with and assist the Company in transitioning management of the Cardiac Surgery business to his successors, assist in matters related to that business generally, assist in any litigation matters, and provide other industry or management services. In exchange, the Company will pay Mr. Darnaud €120,000 in 48 equal monthly installments, commencing within 10 business days after his termination from the Company.
Mr. Darnaud’s Equity Awards
At December 31, 2016, Mr. Darnaud had unvested equity awards as set out in “ — Outstanding Equity Awards at Year End Table”. The treatment of these awards under various termination and change in control scenarios is set out below:

•	3,436 RSUs in respect of a legacy Sorin grant

◦	These RSUs only vest if Mr. Darnaud is an employee at the time of vesting.

◦	In the event of a termination of service (including by way of change in control), there is no automatic vesting of the RSUs; this is at the discretion of the Compensation Committee.

◦	Accordingly, had Mr Darnaud been terminated on December 31, 2016, all of these RSUs would have been forfeited.

•	21,534 SARs granted on October 19, 2015 with a strike price of $69.39

◦
If Mr. Darnaud’s employment is terminated by the Company without cause or by the individual for good reason (as each term is defined in the SAR Award Agreements), the recipient will be eligible for pro-rata vesting of the SARs, and no lock-up period (which was then still in effect as at December 31, 2016) will apply to the SARs. In such case, vested SARs may be exercised for one year following such termination. The vesting of the SARs will also be accelerated upon a change in control, as defined in the SAR Award Agreements.

◦
Given that the above SARs were not in the money as at December 31, 2016, there would have been no immediate benefit to Mr. Darnaud in respect of these SARs in the event of a termination or change in control as at that date.

Mr. Sheridan’s 2003 Legacy Employment Contract and 2015 Severance Agreement
In November 2003, Mr Sheridan entered into an letter agreement with Sorin S.p.a. subsidiary. In February 2015, Mr. Sheridan entered an agreement with Sorin to set out Mr. Sheridan’s rights in the event of his termination within two years of the effective date of the merger between Sorin and Cyberonics. In the event of his termination without cause, Mr. Sheridan was entitled under this agreement to an indemnity equal to two times his base salary and annual target bonus. Assuming Mr. Sheridan had been terminated on December 31, 2016 without cause, Mr. Sheridan would have been entitled to receive $326,871 in lieu of notice (using the applicable exchange rates for that date listed on oanda.com).
Mr. Sheridan’s 2017 Termination Agreement
Under the terms of Mr. Sheridan’s termination agreement, in exchange for a release of claims, his cooperation in the transition to his successor and his assistance with our ongoing litigation matters, he will receive, in addition to his regular pay and benefits until June 30, 2017, the following: (i) Mandatory TFR (see "Item 11 — Non-Qualified Deferred Compensation"); (ii) earned thirteen and fourteenth monthly payments; (iii) unused holidays accrued; (iv) entitlement to the bonus he would have been paid in respect of 2016; (v) an incentive to leave the Company in the gross amount of €1.025 million; (vi) €60,000 net as reimbursement for school fees for his children in respect of the 2017/18 and 2018/19 school years and the balance for the 2016/17 school fees; (vii) relocation costs in the net amount of €5,000; and (viii) with regard to unvested equity awards, Mr. Sheridan received or will receive ordinary shares of the Company in respect of: (a) 2,069 RSUs from a legacy Sorin award that vested on February 27, 2017, (b) 5,209 RSUs of the award of March 11, 2016 that vested on March 11, 2017 while he continued to be an employee, and (c) vesting of any RSUs and SARs that vest while Mr. Sheridan serves as a consultant to the Company under the consultancy contract described below.
For the reasons expressed above, the Compensation Committee on the same day approved a consultancy agreement with Mr. Sheridan pursuant to which he would be guaranteed €10,000 per month until June 30, 2019 and an additional amount of €275 per hour for every hour per month worked in excess of 40 hours.
Employment and Severance Arrangements and Payments upon Change in Control for Continuing Named Executive Officers
Of our seven named executive officers, Mr. Wise and Mr. McDonald, continue to serve with the Company as executive officers.
The terms of their respective employment agreements are set out below.
Mr. McDonald’s 2016 Chief Operating Officer Service Agreement
In July 2016, we entered into an employment agreement, effective October 3, 2016 pursuant to which Mr. McDonald would serve as the Company's Chief Operating Officer, reporting to the Chief Executive Officer. The agreement provides for Mr. McDonald to receive an annual base salary of £390,500 and an opportunity to earn an annual cash incentive bonus under the Company's Annual Executive Bonus Program with a target amount equal to 85% of his annual base salary. In addition, the Company has agreed to pay Mr. McDonald a one-off signing bonus of £159,750, £150,000 per year for housing allowance (for two years), an annual school allowance £31,950 (reducing by £6,390 per year over each of the following years), an allowance for attorneys' fees of £10,000, an annual car allowance of £17,750, and pension contributions equal to 15% of Mr. McDonald's base salary. Mr. McDonald will also be eligible to participate in the Company's employee benefit plans made available to all employees of the Company. Under the agreement, Mr. McDonald is entitled to a notice period of 12 months, and the Company is entitled to the same. Assuming that Mr. McDonald was terminated on December 31, 2016 without cause, he would be entitled to receive £390,500 in lieu of notice.
The Company also issued a side letter to Mr. McDonald on October 3, 2016 addressing certain intended future equity awards that compensate Mr. McDonald for unvested, but in-the-money equity awards Mr. McDonald forfeited to accept employment with us. The side letter confirmed that we will recommend that the Compensation Committee grant, at the earliest opportunity after the commencement of his employment, an award of service-based RSUs to Mr. McDonald over shares equal in value to $3.0 million, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date. The side letter also confirmed that the Compensation Committee would be asked to grant of an award of SARs having a grant date value (based on the Black-Scholes value of a SAR) equal to $2.0 million, with 25% of the SARs vesting on each of the first four anniversaries of the grant date. The Compensation Committee approved these awards on November 4, 2016. The side letter also confirmed that Mr. McDonald will be eligible to receive annual equity awards under the Company's 2015 Incentive Award Plan commencing in 2017, and that the target value of his annual award will be equal to 300% of his base salary, all subject to the discretion of the Compensation Committee.

Mr. McDonald’s 2017 Chief Executive Officer Service Agreement
On November 1, 2016, the Board appointed Mr. McDonald to be our Chief Executive Officer. On February 22, 2017, the Compensation Committee approved a service agreement between Mr. McDonald and the Company effective as of January 1, 2017. The agreement provides for an annual base salary in the amount of £658,000 and an opportunity to earn an annual cash incentive bonus with a target amount equal to 100% of his annual base salary. In addition, the Company has agreed to pay Mr. McDonald an annual housing allowance for a period of five years, commencing at £150,000 for 2017 and decreasing by £30,000 each year for the next four years, an annual school allowance for a period of five years, commencing at £31,950 for 2017 and decreasing by £6,390 each year for the next four years, an annual car allowance of £17,750, and pension contributions equal to 15% of the sum of his base salary and annual bonus. Mr. McDonald will also be eligible to participate in the Company's employee benefit plans made available to all U.K.-based employees of the Company. The agreement will continue in effect until the expiration of 12 months following notice of termination.
On February 22, 2017, the Company also delivered a side letter to Mr. McDonald addressing certain intended future equity awards. The side letter confirmed that the Company will recommend that the Compensation Committee grant an award of RSUs to Mr. McDonald having a grant date value equal to $4.0 million, including $1.0 million in service-based RSUs to vest annually over a four-year period and $3.0 million in market-based and service-based RSUs vesting, if the market-based condition is at least partially achieved after the first year, annually over a four-year period. The Compensation Committee has not, as of the date hereof, considered and approved this management recommendation.
Mr. McDonald’s Equity Awards
At December 31, 2016, Mr. McDonald had unvested equity awards as set out in “ — Outstanding Equity Awards at Year End Table”. The treatment of these awards under various termination and change in control scenarios is set out below:

•	66,979 RSUs granted on November 4, 2016.

◦
If Mr. McDonald’s employment is terminated for any reason, including, without limitation, a termination by resignation, discharge, death, disability or retirement, Mr. McDonald shall forfeit all RSUs which have not vested.

◦	In the event of a change in control on December 31, 2016, all of these RSUs would have vested for a total of $3,012,045.

◦	Had Mr. McDonald’s employment terminated on December 31, 2016, all 66,979 RSUs granted on March 11, 2016 would have been forfeited.
Mr. Wise’s 2015 Employment Agreement
On January 1, 2015, our subsidiary, Cyberonics Inc., agreed to a new employment agreement with Mr. Wise. The new agreement, which was extended for a two-year period on consummation of the merger of Cyberonics, Inc. and Sorin S.p.A. on October 19, 2015, provided for an annual base salary of $330,000, which may be adjusted annually, and eligibility for an annual bonus with target of 75% of his annual base salary. The agreement also provides that, in the event that we are required to prepare an accounting restatement due to our material non-compliance with any financial reporting requirement under the securities laws, Mr. Wise will disgorge all incentive-based compensation he received during the three years preceding the accounting restatement, to the extent that such compensation was based on erroneous data, in excess of what would have been paid to him under the accounting restatement. Mr. Wise’s employment agreement also includes provisions pertaining to change of control and severance benefits.
On February 22, 2017, the Compensation Committee also approved the promotion of Mr. Wise, formerly Senior Vice President Human Resources and Information Technology, to Chief Administrative Officer and increased his base salary from $355,000 to $450,000, his target bonus from 62% to 70% of base salary, and his recommended long-term incentive plan award level to $1.0 million in value (subject to the subsequent approval by the Committee of such equity awards, which approval has not, at the date hereof, been granted.)
In the event of a termination without cause, Mr Wise is entitled to $866,250 in severance. In the event of a change of control, he is entitled to $742,500 in severance. He is also entitled to have his U.S. health insurance for his family paid by the Company for a period of 12 months after termination.

Mr. Wise’s Equity Awards
At December 31, 2016, Mr. Wise had unvested equity awards as set out in “ — Outstanding Equity Awards at Year End Table”. The treatment of these awards under various termination and change in control scenarios is set out below:

•	29,717 SARs granted on October 19, 2015 with a strike price of $69.39

◦
If Mr. Wise’s employment is terminated by the Company without cause or by the individual for good reason (as each term is defined in the SAR Award Agreements), the recipient will be eligible for pro-rata vesting of the SARs, and no lock-up period (which was then still in effect as at December 31, 2016) will apply to the SARs. In such case, vested SARs may be exercised for one year following such termination. The vesting of the SARs will also be accelerated upon a change in control, as defined in the SAR Award Agreements.

◦
Given that the above SARs were not in the money as at December 31, 2016, there would have been no immediate benefit to Mr. Wise in respect of these SARs in the event of a termination or change in control as at that date.

•	26,041 RSUs granted on March 11, 2016

◦
If Mr. Wise’s employment is terminated for any reason, including, without limitation, a termination by resignation, discharge, death, disability or retirement, Mr. Wise shall forfeit all RSUs which have not vested.

◦	In the event of a change in control on December 31, 2016, all of these RSUs would have vested for a total of $1,171,063.

◦	Had Mr. Wise’s employment terminated on December 31, 2016, all 26,041 RSUs granted on March 11, 2016 would have been forfeited.

Outstanding Equity Awards at Year-End Table
The following table summarizes the number of ordinary shares of our stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)
André-Michel Ballester	83,352(2)	—	69.39	10/19/2019	—	—
	—	83,351(3)	69.39	10/19/2020	—	—
	18,806(1)	—	51.34	10/18/2018	—	—
	—	56,682(7)	57.60	03/11/2026	—	—
	—	—	—	—	17,835(4)	781,803
	—	—	—	—	53,504(4)	2,406,075
	—	—	—	—	17,361(5)	780,724
	—	—	—	—	17,361(5)	780,724
	—	—	—	—	17,361(5)	780,724
Vivid Sehgal	29,718	—	69.39	10/19/2019	—	—
	—	29,717	69.39	10/19/2020	—	—
	—	—	—	—	26,041	1,171,064
Damien McDonald	—	—	—	—	66,979	3,012,046
	—	174,227	44.79	11/04/2026	—	—
Brian Sheridan	29,718		69.39	10/19/2019	—	—
	—	29,717	69.39	10/19/2020	—	—
	6,262		51.34	10/18/2018	—	—
	—	—	—	—	1,260	56,662
	—	—	—	—	809	36,381
	—	—	—	—	26,041	1,171,064
David Wise	11,322	—	57.39	06/15/2024	—	—
	10,595	—	51.90	06/15/2023	—	—
	—	29,717	69.39	10/19/2020	—	—
	29,718	—	69.39	10/19/2019	—	—
	—	—	—	—	26,041	1,171,064
Michel Darnaud	29,718	—	69.39	10/19/2019	—	—
	—	21,534	69.39	10/19/2020	—	—
	9,398	—	51.34	10/18/2018	—	—
	—	—	—	—	1,215	54,639
	—	—	—	—	2,221	99,878
Jacques Gutedel	29,718	—	69.39	10/19/2019	—	—
	—	29,717	69.39	10/19/2020	—	—
	8,072	—	51.34	10/18/2018	—	—
	—	—	—	—	1,043	46,904
	—	—	—	—	1,949	87,647
	—	—	—	—	26,041	1,171,064

______________________

(1)
Represents the number of SARs issued in respect of ordinary LivaNova Shares upon the conversion of stock appreciation rights outstanding under the Legacy Sorin Plans as of the closing of the merger transaction.

(2)	Amounts represent the first vesting installment of the Day 1 SARs, vested on October 19, 2016.

(3)	Amounts represent the second vesting installment of the Day 1 SARs, vesting on October 19, 2017.

(4)
Amount represents the number of restricted stock units granted to Mr. Ballester on November 18, 2015 that have not yet vested. Twenty percent of the award vests on each of November 18, 2016, 2017 and 2018, and the remaining 40% will vest on November 18, 2019. Per the Company’s settlement agreement with Mr. Ballester, awards not vested as of December 31, 2017 will lapse.

(5)
Amounts represent the number of performance-based restricted stock units granted to Mr. Ballester on March 11, 2016 that have not yet vested. Per the Company's settlement agreement with Mr. Ballester. Vesting ceased after the March 11, 2017 vesting, and any unvested RSUs will lapse as of January 1, 2018. Only the first tranche of the Net Sales RSU award vested on March 1, 2017 (2,171 shares); all other RSUs subject to the award have lapsed.

(6)
Amounts reflect the market value of the outstanding restricted stock units. Amounts calculated using the closing price of our ordinary shares on December 30, 2016, or $44.97, multiplied by the number of units that have not yet vested.

(7)
56,682 SARs represents SARs granted to Mr. Ballester on March 11, 2016. 14,171 SARs vested on March 11, 2017. Per the Company's settlement agreement with Mr. Ballester, the SARs vesting after March 11, 2017 will lapse as of January 1, 2018.

Option Exercises and Stock Vested in 2016
The following table presents information regarding the vesting of restricted stock units in 2016 by our named executive officers. None of our named executive officers exercised stock appreciation rights in 2016.

	Stock Awards
Name	Number of LivaNova Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)
André-Michel Ballester	30,699 (1)	1,424,603
Vivid Sehgal	—	—
Damien McDonald	—	—
Brian Sheridan	2,069 (2)	118,119
David Wise	—	—
Michel Darnaud	3,436 (2)	196,161
Jacques Gutedel	2,992 (2)	170,813
______________________

(1)
12,864 shares are Legacy Sorin shares of which 6,432 shares vested on February 26, 2016 and 6,432 shares accelerated on December 31, 2016 pursuant to the settlement agreement between LivaNova and Mr. Ballester. On November 18, 2016, 17,835 LivaNova shares vested.

(2)	Legacy Sorin shares vested on February 26, 2016.
Pension Benefits Table
Two of our named executive officers were participants in state-sponsored defined benefit pension plans in 2016. We accrued liabilities to the French Retirement Indemnity and the Italian "Trattamento di Fine Rapporto - TFR" for each of Messrs. Darnaud and Sheridan, respectively, as required by local country rules and regulations. The following table contains information about the payments or other benefits to be paid or accrued on behalf of our named executive officers under the French and Italian defined benefit pension plans at, following, or in connection with retirement.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Brian Sheridan	Italian TFR	13	6,119	—
Michel Darnaud	French Retirement Indemnity	8	108,527	—
____________________

(1)	Exchange rate of $1.10710 per Euro reflecting the applicable period average published rate from the OANDA Corporation currency database between January 1, 2016 and December 31, 2016.

Each of our named executive officers is a participant in a supplemental pension plan that is a tax-qualified defined contribution plan, operated in accordance with local country rules and regulations, with the exception of Mr Sehgal who opted out of the defined contribution plan, choosing a cash allowance in lieu, equal to 15% of compensation (consisting of base and bonus). We make contributions to the applicable supplemental pension plan on behalf of each of our named executive officers pursuant to the contribution requirements as set forth by national collective bargaining agreements (e.g., Italy) or by individual contract with the named executive officer. We match Mr Sheridan’s contributions up to 4% of his base salary in accordance with Italian law and subject to the maximum contributions that may be tax-qualified under the supplemental pension plan. We agreed by contract to accrue an amount, equal to 15% of compensation (consisting of base and bonus) for each of Messrs. Ballester and McDonald of which only a portion is qualified under UK tax purposes and the difference is payable as cash in lieu allowance, net of a 13.8% deduction to compensate UK employer national insurance burden. During 2016, we made contributions on behalf of each of our named executive officers in the amounts set forth in the “Supplemental Pension Payments” column in the “All Other Compensation” table above.

Non-Qualified Deferred Compensation
Two of our named executive officers participated in a non-qualified deferred compensation plan during the fiscal year 2016 reporting period.
For Mr. Sheridan the plan is a defined contribution plan in which the employee may defer an unlimited amount of base salary and bonus to the plan. We match up to four percent of employee deferrals, and we make contributions mandated under the Italian TFR. Payout and withdrawal rights are established under Italian law. The plan is managed by an independent third party, and we do not have access to the employee’s investment choices, aggregate earnings, withdrawals, distributions, or aggregate balance, which are subject to privacy restrictions.
For Mr. Wise the plan is a non-qualified deferred compensation plan in which the employee may defer up to 50% of their annual base salary and commissions and 100% of their bonus or performance-based compensation until the earlier of (i) termination of employment; or (ii) an elected distribution date. We do not provide any employer contribution to our executive officers who participate in the plan. The plan is managed by an independent third party.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)(2)	Aggregate Balance at Last Fiscal Year ($)(2)
Brian Sheridan	6,457 (1)	6,457 (1)	—	—	—
David Wise	5,445	(3)	4,095	—	139,975
________________________

(1)
We matched Mr. Sheridan’s contributions up to 4% of his base salary in accordance with Italian law, in addition to TFR contributions. Under Italian law, contributions mandated under the Italian TFR are tax-qualified. Employer and employee contributions made to the supplemental pension plan are tax-qualified up to specified statutory limits. This table reflects only the non-qualified contributions in excess of these limits.

(2)
Information with respect to aggregate earnings, withdrawals, distributions, and in some instances, aggregate balance are not available to the company as the plan is managed by an independent third party and privacy restrictions apply.

(3)	Mr. Wise did not have any employer contributions, only his contributions and the earnings from the year.

Potential Payments Upon Termination or Change in Control
Payments that may be made to our named executive officers upon several events of termination, assuming the termination event occurred on the last day of 2016 (except as otherwise noted) are set out under “— Employment and Severance Agreements and Payments upon Change in Control for Departing Named Executive Officers” and “ — Employment and Severance Agreements and Payments upon Change in Control for Continuing Named Executive Officers”.
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
The following table sets forth a summary of the compensation we paid to our non-employee directors in the year ended December 31, 2016. Mr. Ballester, who was both a director and a full-time employee, received no additional compensation for serving as a director.

Director Compensation Table for 2016
The following table contains information concerning the compensation of our non-employee directors in 2016:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Daniel J. Moore	120,000	317,078	—	—	437,078
Arthur L. Rosenthal	80,000	202,947	—	—	282,947
Hugh Morrison	105,000	202,947	—	—	307,947
Alfred J. Novak	83,000	202,947	—	—	285,947
Francesco Bianchi	83,000	202,947	—	—	285,947
Stefano Gianotti	66,000	202,947	—	—	268,947
Sharon O’Kane	66,000	202,947	—	—	268,947
Andrea L. Saia (2)	32,201	163,907	—	—	196,108

______________

(1)
Amounts reflect the full grant-date fair value of restricted stock units granted in 2016 computed in accordance with FASB ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our directors in “Note 2.  Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies in the 2016 LivaNova Form 10-K".

(2)	Ms. Saia was appointed on July 27, 2016
The table below shows the aggregate numbers of unvested restricted stock units held as of December 31, 2016 by each non-employee director who was serving as of December 31, 2016.

Name	Unvested RSUs Outstanding at Year End (#)
Daniel J. Moore	5,198
Andrea L. Saia	2,687
Hugh Morrison	3,327
Alfred J. Novak	3,327
Arthur L. Rosenthal	3,327
Francesco Bianchi	3,327
Sharon O’Kane	3,327
Stefano Gianotti	3,327
Narrative to the Director Compensation Table
Each non-employee director received the following compensation in the year ended December 31, 2016, payable quarterly in advance:

•	a cash retainer of $60,000, plus an additional $60,000 for the Chairman of our Board;

•	a cash retainer of $15,000 for each member of the Audit Committee, plus an additional $15,000 for the chair of the committee;

•	a cash retainer of $8,000 for each member of the Compensation Committee, plus an additional $12,000 for the chair of the committee; and

•	a cash retainer of $6,000 for each member of the Nominating and Corporate Governance Committee, plus an additional $9,000 for the chair of the committee.
The RSU’s shall become fully vested on the earlier of (i) the first anniversary of the Grant date and (ii) the date of a Change in Control.
Treatment of Legacy Equity Awards
For additional detail about the terms of the underlying awards and the acceleration in connection with the Transaction, please see above “Compensation Discussion and Analysis — Details of our Compensation Program — Equity-Based Compensation — Sorin Legacy Equity Plans.”

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During the year ended December 31, 2016, the Compensation Committee was composed of Arthur L. Rosenthal (Chairman), Francesco Bianchi and Alfred J. Novak. No member of the Compensation Committee is now, or at any time has been, employed by or served as an executive officer of LivaNova PLC or any of its subsidiaries, or has had any substantial business dealings with LivaNova or any of its subsidiaries. None of the executive officers of LivaNova currently serves or served in the year ended December 31, 2016 on the Board of directors or compensation committee of another company at any time during which an executive officer of such other company served on LivaNova’s Board or Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of April 20, 2017, except where otherwise noted, certain information with respect to the amount of LivaNova ordinary shares beneficially owned (as defined by the SEC’s rules and regulations) by (1) each of our named executive officers, (2) each director, (3) all current executive officers and directors as a group and (4) each person known by us to own beneficially more than 5% of the outstanding ordinary shares of LivaNova. We are not aware of any agreements among our shareholders that relate to voting or investment of our ordinary shares.
Applicable percentage ownership and voting power is based on 48,185,995 LivaNova ordinary shares outstanding as of April 20, 2017 except where otherwise indicated.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Shares Owned	Shares Acquirable Within 60 Days	Total Beneficial Ownership	Percent of Class(2)
Named Executive Officers:
André-Michel Ballester	94,973	—	94,973	0.20%
Damien McDonald	—	—	—	—
Michel Darnaud	31,783	—	31,783	0.07%
Jacques Gutedel	18,672	—	18,672	0.04%
Brian Sheridan	14,232	—	14,232	0.03%
Vivid Sehgal	2,761	—	2,761	0.01%
David Wise	37,919	—	37,919	0.08%

Directors: (3)
Francesco Bianchi	—	—	—	—
Stefano Gianotti	—	—	—	—
Daniel J. Moore (4)	59,437	—	59,437	0.12%
Hugh M. Morrison (5)	5,215	—	5,215	0.01%
Alfred J. Novak	13,020	—	13,020	0.03%
Sharon O’Kane, Ph.D.	—	—	—	0.0%
Arthur L. Rosenthal, Ph.D.	15,265	—	15,265	0.03%
Andrea L. Saia	—	—	—	—

All current executive officers and directors as a group (12 persons)	133,617	—	133,617	0.28%

5% Holders Not Listed Above:
Bios S.p.A. (7) and Mittel S.p.A.	4,318,388	—	4,318,388	8.96%
Piazza Armando Diaz, n. 7 20123 – Milan (Italy)

Templeton Investment Counsel LLC	3,282,784	—	3,282,784	6.81%
One Franklin Parkway San Mateo, CA 94403-1906

FMR LLC (8)	2,754,679	—	2,754,679	5.72%
245 Summer Street Boston, MA 02210

FIL Limited (9)	2,688,950	—	2,688,950	5.58%
Pembroke Hall 42 Crow Lane Hamilton, Bermuda

BlackRock, Inc. (10)	2,419,948	—	2,419,948	5.02%
55 East 52nd Street New York, NY 10055

________________

(1)
Beneficial ownership is determined in accordance with the SEC’s rules and regulations and generally includes voting or investment power with respect to securities. LivaNova ordinary shares subject to options and warrants currently exercisable, or exercisable within 60 days after April 20, 2017, are deemed outstanding for purposes of computing the percentage of shares beneficially owned by the person holding such rights, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Based on total shares outstanding of 48,185,995 at April 20, 2017.

(3)	Excludes the beneficial ownership of Mr. McDonald is nil and is reported as such above.

(4)
The Total Beneficial Ownership column includes 2,586 shares owned by the DJM Family Partnership, Ltd., in which Mr. Moore’s spouse, Grace M. Moore, owns a limited partner interest and holds sole investment power.

(5)	3,215 shares owned by Mr. Morrison are pledged as collateral in connection with a margin account.

(6)	5% holders are as at December 31, 2016 as reported on Schedule 13G. There were 48,156,690 total shares outstanding as at December 31, 2016.

(7)
The shares set forth in the table reflect the number of shares beneficially owned as of December 31, 2016, based on a Schedule 13G dated February 7, 2017 jointly filed by Mittel S.p.A., Bios S.p.A., Equinox, Tower 6 and Tower 6 Bis S. à r.l. In such Schedule 13G, each of Bios S.p.A. and Mittel S.p.A. (because of Mittel S.p.A.’s and Tower 6 Bis S. à r.l. 50:50 shared ownership of Bios S.p.A.) reported having sole voting and dispositive power over no shares and shared voting and dispositive power over 3,562,285 shares. Each of Tower 6 (because of Mittel S.p.A.’s and Tower 6 Bis S. à r.l. 50:50 shared ownership of Bios S.p.A. and Tower 6’s indirect ownership of 756,103 shares owned by Tower 6 Bis S. à r.l., a wholly owned subsidiary of Tower 6) and Equinox (because of Equinox’ sole ownership of Tower 6) reported having sole voting and dispositive power over no shares and shared voting and dispositive power over 4,318,388 shares.

(8)
The shares set forth in the table reflect the number of shares beneficially owned as December 31, 2016 based on a Schedule 13G filed on February 13, 2017. Subsequent to December 31, 2016 on January 9, 2017 FMR LLC notified us (as they were then required to do) that their indirect holding had increased to 3,063,903 shares.

(9)
The shares set forth in the table reflect the number of shares beneficially owned as of December 31, 2016 based on a Schedule 13G filed on February 13, 2017. Subsequent to December 31, 2016 FIL Ltd notified us (as they were required to do) that their indirect holding had decreased below 5% of our then-outstanding shares.

(10)
The shares set forth in the table reflect the number of shares beneficially owned as of December 31, 2016, based on a Schedule 13G dated January 30, 2017 filed by Blackrock, Inc. In such Schedule 13G, Blackrock, Inc. reported having sole voting power over 2,383,348 shares, shared voting power over no shares, sole dispositive power over 2,419,948 shares and shared dispositive power over no shares.

Equity Compensation Plan Information
The following table presents information as of December 31, 2016 regarding equity compensation plans applicable to our employees.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders
LivaNova PLC 2015 Incentive Award Plan and Sub-Plan(1)	2,067,357	60.18	6,916,397
Cyberonics Legacy Plans(2)	476,324	47.59	1,845,622
Equity compensation plans not approved by security holders
Cyberonics, Inc. New Employee Equity Inducement Plan(4)	2,000	24.55	290,185
Total	2,545,681	44.41	9,052,204

(1)
The LivaNova 2015 Incentive Award Plan and the Sub-Plan were approved by our Board and our sole shareholder, effective on October 16, 2015. Amounts represent the number of LivaNova Shares issuable upon the exercise or settlement of (a) outstanding SARs (1,334,557) and RSUs (559,775), as granted under the LivaNova 2015 Incentive Award Plan as of December 31, 2016 and (b) the number of LivaNova Shares issuable upon the exercise or settlement of outstanding SARs (136,447) and performance awards (36,578) issued under Sorin legacy plans, as assumed and converted in connection with the merger Transaction. The weighted-average exercise price does not take into account the LivaNova RSUs and the legacy Sorin performance awards.

(2)
The Cyberonics, Inc. Amended and Restated 1996 Stock Option Plan (“1996 Stock Plan”), the Cyberonics, Inc. Amended and Restated 1997 Stock Plan (“1997 Stock Plan”), the Cyberonics, Inc. 2005 Stock Plan (“2005 Stock Plan”) and the Cyberonics, Inc. 2009 Stock Plan (“2009 Stock Plan”) were approved by Cyberonics board and became effective in November 1996, November 2000, March 2005 and August 2009, respectively. Options granted under the 1996 Stock Plan (now expired), the 1997 Stock Plan (no longer available), and the 2005 Stock Plan (no longer available) generally vest ratably over four or five years following their date of grant. Option awards have a maximum term of 10 years from grant date. In connection with the Transaction, on October 19, 2015, we assumed the 1996 Stock Plan, 1997 Stock Plan, 2005 Stock Plan and the 2009 Stock Plan and all outstanding Cyberonics stock options granted thereunder (9,375, 102,121, 500 and 689,526, respectively), were fully vested, canceled and converted into an option to purchase one LivaNova Share. The amount represents the number of LivaNova Shares that may be issuable upon exercise of the converted option awards as of December 31, 2016.

(3)
Based on the unused share reserve of the assumed Cyberonics, Inc. 2009 Stock Plan, there remain 1,845,622 LivaNova Shares available for issuance thereunder, as converted in connection with the merger Transaction.

(4)
The Cyberonics, Inc. New Employee Equity Inducement Plan (“New Employee Plan”) was not approved by the shareholders of Cyberonics. The New Employee Plan provides for the award of unrestricted shares, restricted stock, and stock options to newly-hired Cyberonics employees. On October 19, 2015, we assumed the New Employee Plan and each outstanding Cyberonics stock option granted thereunder was fully vested, canceled and converted into an option to purchase one LivaNova Share. The amounts represent the number of LivaNova Shares that may be issuable upon exercise of the converted options and the total number of shares that remain available for issuance under the New Employee Plan as of December 31, 2016.

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
General
Under the policy, any “Related Person Transaction” may be consummated or may continue only if the Audit and Compliance Committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy.
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
Audit and Compliance Committee Approval
Our Board has determined that the Audit and Compliance Committee is best suited to review and approve Related Person Transactions. Accordingly, in the event that management recommends a Related Person Transaction, management is required to present the transaction to the Audit and Compliance Committee in advance of entering into the transaction. If management is unable to present the transaction to the Audit and Compliance Committee for approval in advance, management may enter into the transaction preliminarily, subject to ratification by the Audit and Compliance Committee; provided, however, that if the Audit and Compliance Committee does not so approve, management must make all reasonable efforts to cancel or annul the transaction, or if unable to do so, to amend it in a satisfactory manner. The Audit and Compliance Committee may approve or ratify a Related Person Transaction only if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party.
Corporate Opportunity
Our Board recognizes that a member of our management or a director may be presented with a significant business opportunity that may equally be available to our company, either directly or via referral. Before the opportunity may be consummated by a Related Person (other than an otherwise unaffiliated 5% stockholder), the opportunity must be presented to the Audit and Compliance Committee for consideration. The Audit and Compliance Committee, in its discretion, may present the opportunity to our Board for consideration.

Disclosure
Related Person Transactions, if required by SEC rules and regulations, must be disclosed in our applicable filings.
Transactions
In the year ended December 31, 2016, we have not entered into any Related Person Transactions, and there are no such currently proposed transactions.
DIRECTOR INDEPENDENCE
The information regarding Director Independence is set forth above in Item 10. Directors, Executive Officers and Corporate Governance, under the section entitled “— Our Board — Director Independence.”

 ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Changes in Independent Auditor
On October 19, 2015, the Audit and Compliance Committee of LivaNova appointed PricewaterhouseCoopers S.p.A. as the Company’s independent registered public accounting firm until the end of the next period for appointing auditors under section 489(3)(a) of the Companies Act.
KPMG LLP (“KPMG”) was the independent registered public accountant of Cyberonics prior to consummation of the Mergers and the independent auditor that audited Cyberonics’ financial statements for the fiscal years ended April 25, 2014 and April 24, 2015. After completion of the Mergers, and as previously reported on the Current Report on Form 8-K filed by LivaNova with the SEC on October 19, 2015, KPMG was further engaged to complete its review of the interim financial information of Cyberonics included in a Transition Report on Form 10-Q (the “Transitional Form 10-Q”) filed by LivaNova with the SEC, as the successor company to Cyberonics, to report the results for Cyberonics and its consolidated subsidiaries for the transitional period July 25, 2015 to October 18, 2015. On December 31, 2015, as reported on the Current Report on Form 8-K (the “Form 8-K”) filed by LivaNova with the SEC on such date, the Audit and Compliance Committee of LivaNova formally dismissed KPMG, in recognition that KPMG had completed its review of the interim financial information of Cyberonics and thereby its services on behalf of LivaNova and Cyberonics.
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
Fees Paid to Independent Auditor
The following table summarizes the aggregate fees billed to us by PricewaterhouseCoopers S.p.A. and its respective network member firms (“PwC" or the “Independent Auditor”) for services performed in connection with the financial year ended December 31, 2016 and prior transitional fiscal period April 25, 2015 to December 31, 2015:

(in thousands)	Year Ended December 31, 2016	Transitional Period April 25, 2015 to December 31, 2015
Audit Fees(1)	$ 4,342	$ 3,785
Audit-Related Fees(2)	—	—
Tax Fees(3)	29	66
All Other Fees(4)	543	410
Total	$ 4,913	$ 4,262
______________________

(1)
Audit Fees are fees we paid to PwC for professional services related to the audit of our annual financial statements and the review of our quarterly financial statements, and for services that are normally provided by the firm in connection with US or international statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of aggregate fees billed, which are for assurance and related services other than those included in Audit Fees.

(3)	Tax Fees include applicable fees paid to PwC for tax services, including tax compliance and tax advice.

(4)	Other Fees include in principal part fees paid to PwC for certain cybersecurity and equity restructuring work.

Pre-Approval Policies and Procedures
The Audit and Compliance Committee’s policy is to review and approve the plan and scope of the audit and non-audit services to be provided by the Independent Auditor and the fees to be paid for such services. Consistent with the Audit and Compliance Committee Charter, all audit and non-audit services provided by the Independent Auditor for the relevant fiscal periods, and the estimated cost of those services, are approved by the Audit and Compliance Committee, which determines whether the services provided by the Independent Auditor are compatible with maintaining the Independent Auditor’s independence.

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
Date: April 28, 2017

LIVANOVA PLC

By:	/s/ Catherine Moroz
Name:	Catherine Moroz
Title:	Company Secretary