Form 10-Q
period 2017-03-31
LivaNova PLC
filed 2017-05-03
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(44) (0) 20 3325 0660
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at April 28, 2017
Ordinary Shares - £1.00 par value per share	48,185,995

LIVANOVA PLC
In this Quarterly Report on Form 10-Q, “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.
This report may contain references to our proprietary intellectual property, including among others:

•
Trademarks for our VNS therapy systems, the VNS Therapy® System, the VITARIA®™ System and our proprietary Pulse generators products: Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse®), Model 104 (Demipulse Duo®), Model 105 (AspireHC®), Model 106 (AspireSR®) and our newest model in development, Sentiva™.

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
These trademarks and tradenames are the property of LivaNova or the property of our consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, our trademarks and tradenames referred to in this Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

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

•
changes in tax laws or interpretations that could increase our consolidated tax liabilities following the Mergers, including the risk that we could be treated as a domestic corporation for United States federal tax purposes.

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

•
Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, (2) our 2016 Form 10-K, (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report. Operating results for the quarter ended March 31, 2017 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2016 Form 10-K.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$285,105	$286,969
Cost of sales	101,463	123,567
Product remediation	(792)	706
Gross profit	184,434	162,696
Operating expenses:
Selling, general and administrative	112,397	115,866
Research and development	29,651	31,690
Merger and integration expenses	2,208	6,761
Restructuring expenses	10,150	28,592
Amortization of intangibles	11,414	15,892
Total operating expenses	165,820	198,801
Income (loss) from operations	18,614	(36,105)
Interest income	273	213
Interest expense	(2,315)	(1,192)
Foreign exchange and other gains (losses)	3,439	(1,835)
Income (loss) before income taxes	20,011	(38,919)
Income tax expense (benefit)	5,655	(1,258)
Losses from equity method investments	(3,085)	(2,717)
Net income (loss)	$11,271	$(40,378)

Basic income (loss) per share	$0.23	$(0.83)
Diluted income (loss) per share	$0.23	$(0.83)
Shares used in computing basic income (loss) per share	48,067	48,918
Shares used in computing diluted income (loss) per share	48,178	48,918

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$11,271	$(40,378)
Other comprehensive income (loss):
Net change in unrealized loss on derivatives	(2,633)	(3,765)
Tax effect	724	386
Net of tax	(1,909)	(3,379)
Foreign currency translation adjustment, net of tax	15,430	48,501
Total other comprehensive income	13,521	45,122
Total comprehensive income	$24,792	$4,744

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,719	$39,789
Accounts receivable, net	271,534	275,730
Inventories	192,388	183,489
Prepaid and refundable income taxes	60,367	60,615
Assets held for sale	17,622	4,477
Prepaid expenses and other current assets	56,047	55,973
Total Current Assets	660,677	620,073
Property, plant and equipment, net	205,121	223,842
Goodwill	698,276	691,712
Intangible assets, net	605,780	609,197
Investments	58,728	61,092
Deferred tax assets, net	9,401	6,017
Other assets	132,664	130,698
Total Assets	$2,370,647	$2,342,631
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$45,456	$47,650
Accounts payable	101,954	92,952
Accrued liabilities	68,416	75,567
Income taxes payable	26,682	22,340
Accrued employee compensation and related benefits liability	81,320	78,302
Total Current Liabilities	323,828	316,811
Long-term debt obligations	76,068	75,215
Deferred income taxes liability	166,960	172,541
Long-term employee compensation and related benefits liability	31,104	31,668
Other long-term liabilities	37,759	39,487
Total Liabilities	635,719	635,722
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 48,184,737 shares issued and 48,124,731shares outstanding at March 31, 2017; 48,156,690 shares issued and 48,028,413 shares outstanding at December 31, 2016	74,612	74,578
Additional paid-in capital	1,721,238	1,719,893
Accumulated other comprehensive loss	(54,966)	(68,487)
Retained deficit	(3,304)	(14,575)
Treasury stock at cost, 60,006 shares at March 31, 2017 and 128,277 shares at December 31, 2016	(2,652)	(4,500)
Total Stockholders’ Equity	1,734,928	1,706,909
Total Liabilities and Stockholders’ Equity	$2,370,647	$2,342,631

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$11,271	$(40,378)
Non-cash items included in net income (loss):
Depreciation	8,778	10,915
Amortization	11,414	12,653
Stock-based compensation	3,844	6,116
Deferred income tax (benefit) expense	(5,518)	1,282
Losses from equity method investments	3,085	2,717
Impairment of property, plant and equipment	4,650	—
Amortization of income taxes payable on intercompany transfers	6,513	3,502
Other	(1,915)	2,745
Changes in operating assets and liabilities:
Accounts receivable, net	6,573	(8,442)
Inventories	(4,436)	10,800
Other current and non-current assets	(9,308)	(13,714)
Restructuring reserve	(6,697)	22,011
Accounts payable and accrued current and non-current liabilities	4,953	(607)
Net cash provided by operating activities	33,207	9,600
Cash Flow From Investing Activities:
Purchases of property, plant and equipment	(7,566)	(8,137)
Proceeds from sale of cost method investment	3,192	—
Purchases of short-term investments	—	(6,991)
Maturities of short-term investments	—	7,000
Other	(361)	(820)
Net cash used in investing activities	(4,735)	(8,948)
Cash Flows From Financing Activities:
Loans to equity method investments	(5,336)	(2,846)
Short-term borrowing (repayment), net	253	(10,342)
Proceeds from exercise of stock options and SARs	876	2,541
Repayment of trade receivable advances	—	(16,076)
Other	(1,819)	(346)
Net cash used in financing activities	(6,026)	(27,069)
Effect of exchange rate changes on cash and cash equivalents	484	1,272
Net increase (decrease) in cash and cash equivalents	22,930	(25,145)
Cash and cash equivalents at beginning of period	39,789	112,613
Cash and cash equivalents at end of period	$62,719	$87,468

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.  Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of and for the three months ended March 31, 2017 and March 31, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.” and such principles, “U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2016 has been derived from audited financial statements contained in our annual report on form 10-K for the year ended December 31, 2016, but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the operating results of LivaNova and its subsidiaries, for the three months ended March 31, 2017 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our Annual Report on Form 10-K for the year ended December 31, 2016.
Description of the Mergers
On October 19, 2015 LivaNova became the holding company of the combined businesses of Cyberonics and Sorin (the “Mergers”). Based on the structure of the Mergers, management determined that Cyberonics was considered to be the accounting acquirer and predecessor for accounting purposes.
Reclassification of Prior Year Comparative Period Presentation
To conform the condensed consolidated statement of income (loss) for the three months ended March 31, 2016 to the current period presentation, we reclassified $0.7 million previously presented on the Litigation Related Expenses line to Cost of Goods Sold - Product Remediation and $0.3 million to Selling, General and Administrative Expenses. Litigation Related Expenses was presented on a separate line within operating expenses in the condensed consolidated statement of income (loss) for the three months ended March 31, 2016.
To conform the condensed consolidated balance sheet as of December 31, 2016 to the current period presentation, we classified $4.5 million of Assets Held for Sale, relating to our plan to exit the Costa Rica manufacturing operation, to a separate line item in the condensed consolidated balance sheet from Prepaid Expenses and Other Current Assets.
To conform the condensed consolidated statement of cash flow for the three months ended March 31, 2016 to the current period presentation, certain amounts were reclassified within Cash Flows from Operating Activities.
Note 2. Restructuring
Our 2015 and 2016 Reorganization Plans (the “Plans”) were initiated October 2015 and March 2016, respectively, in conjunction with the completion of the Mergers. We initiated these plans to leverage economies of scale, streamline distribution and logistics and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these plans were reported as ‘Restructuring expenses’ in our operating results in the condensed consolidated statements of income (loss). We estimate that the Plans will result in a net reduction of approximately 341 personnel of which 228 have occurred as of March 31, 2017.
In March 2017, we committed to a plan to sell our Suzhou Industrial Park facility in Shanghai, China. As a result of this exit plan we recorded an impairment of the building and equipment of $4.6 million, and accrued $0.5 million of additional costs, primarily related to employee severance, during the three months ended March 31, 2017. In addition, the remaining $13.1 million carrying value of the land, building and equipment was reclassified to Assets Held for Sale on the condensed consolidated balance sheet, as of March 31, 2017.

The restructuring expense accrual detail (in thousands):

	Employee severance and other termination costs	Other	Total
Balance as of December 31, 2016	$21,092	$3,056	$24,148
Charges	4,758	5,392	10,150
Cash payments, impairment and adjustments	(15,868)	(5,166)	(21,034)
Balance as of March 31, 2017	$9,982	$3,282	$13,264
The following table presents restructuring expense by reportable segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Cardiac Surgery	$6,002	$4,210
Cardiac Rhythm Management	120	15,166
Neuromodulation	684	2,163
Other	3,344	7,053
Total	$10,150	$28,592
Note 3. Product Remediation Liability
At December 31, 2016, we recognized a liability for a product remediation plan related to our 3T Heater Cooler device. The remediation plan we developed consists primarily of a modification of the 3T design to include internal sealing and addition of a vacuum system to new and existing devices. These changes are intended to address regulatory actions and further reduce the risk of possible dispersion of aerosols from the 3T Heater Cooler devices in the operating room. The deployment of this solution for commercially distributed devices will occur upon final validation and verification of the design changes and approval or clearance by regulatory authorities worldwide, including FDA clearance in the U.S. In April 2017, we obtained CE Mark in Europe for the design change of the 3T device. As part of this plan, we also intend to perform a no-charge deep disinfection service for 3T users who have reported confirmed M. chimaera mycobacterium contamination. Although the deep disinfection service is not yet available in the U.S., it is currently offered in many countries around the world and will be expanded to additional geographies as regulatory approvals are received. Finally, in the fourth quarter of 2016 we initiated a program to provide existing 3T users with a new loaner 3T device at no charge pending regulatory approval and implementation of the vacuum system addition and deep disinfection service worldwide. This loaner program began in the U.S. and is being progressively made available on a global basis, prioritizing and allocating devices to 3T users based on pre-established criteria.
Changes in the carrying amount of the product remediation liability are as follows (in thousands):

Balance at December 31, 2016	$33,487
Adjustments	(986)
Remediation activity	(1,182)
Effect of changes in currency exchange rates	412
Balance at March 31, 2017	$31,731
As a result of the above adjustments to the product remediation liability and remediation activity during the three months ended March 31, 2017, there was a reduction in costs related to the product remediation program of $0.8 million included in Product Remediation line in the condensed consolidated statement of income (loss). It is reasonably possible that our estimate of the remediation liability could materially change in future periods due to the various significant assumptions involved such as customer behavior, market reaction and the timing of approvals or clearance by regulatory authorities worldwide. We recognize changes in estimates on a prospective basis. For further information, please refer to “Note 8. Commitments and Contingencies - 3T Heater Cooler.” At this stage, no liability has been recognized with respect to any lawsuits involving the Company related to the 3T Heater Cooler, while related legal costs are expensed as incurred.

Note 4. Investments
Cost-Method Investments
Our cost-method investments of $34.2 million and $33.8 million as of March 31, 2017 and December 31, 2016, respectively, consisted primarily of our equity investments in Respicardia, Inc. and ImThera Medical, Inc. Respicardia is a privately funded U.S. company developing an implantable device designed to restore a more natural breathing pattern during sleep in patients with central sleep apnea ("CSA") by transvenously stimulating the phrenic nerve. ImThera is a privately funded U.S. company developing a neurostimulation device system for the treatment of obstructive sleep apnea. During the three months ended March 31, 2017, we loaned ImThera $1.0 million, which is included in Other Assets on the condensed consolidated balance sheet. In addition, during the three months ended March 31, 2017, we sold our investment in Istituto Europeo di Oncologia S.R.L, for a gain of $3.2 million. This gain is included in Foreign exchange and other gains (losses) in the condensed consolidated statement of income (loss).
Equity Method Investments
Our equity-method investments consist of our equity position in the following entities (in thousands, except for percent ownership):

	% Ownership (1)	March 31, 2017	December 31, 2016
Caisson Interventional LLC (2)	49.1%	$14,963	$16,423
Highlife S.A.S. (3)	38.0%	5,588	6,009
MicroPort Sorin CRM (Shanghai) Co. Ltd.	49.0%	3,912	4,867
Other		18	16
Total (4)		$24,481	$27,315

(1)	Ownership percentages as of March 31, 2017.

(2)
Caisson Interventional LLC is a privately held clinical-stage medical device company located in the U.S., and is focused on the design, development, and clinical evaluation of a novel percutaneous mitral valve replacement system. During the quarter ended March 31, 2017, we loaned Caisson $3.0 million, which is included in Other Assets on the condensed consolidated balance sheet.

(3)
Highlife S.A.S is a privately held clinical-stage medical device company located in France, and is focused on the development of a unique transcatheter mitral valve replacement system to treat patients with mitral regurgitation. We loaned Highlife $1.3 million during the three months ended March 31, 2017, which is included in Other Assets on the condensed consolidated balance sheet.

(4)	We have loans outstanding to Caisson and Highlife amounting to $13.2 million, in total, at March 31, 2017.
Note 5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of	Fair Value Measurements Using Inputs Considered as:
	March 31, 2017	Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (FX)	$2,569	$—	$2,569	$—
Derivative assets - freestanding hedges (FX)	1,620	—	1,620	—
	$4,189	$—	$4,189	$—
Liabilities:
Derivative liabilities - designated as cash flow hedges (interest rate swaps)	$2,053	$—	$2,053	$—
Earnout for contingent payments (1)	3,913	—	—	3,913
	$5,966	$—	$2,053	$3,913

	Fair Value as of	Fair Value Measurements Using Inputs Considered as:
	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (FX)	$4,911	$—	$4,911	$—
Derivative assets - freestanding hedges (FX)	3,358	—	3,358	—
	$8,269	$—	$8,269	$—

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$942	$—	$942	$—
Derivative Liabilities - designated as cash flow hedges (interest rate swaps)	1,392	—	1,392	—
Earnout for contingent payments (1)	3,890	—	—	3,890
	$6,224	$—	$2,334	$3,890

(1)	This contingent payment arose as a result of acquisitions, see “Note 13. Supplemental Financial Information - Other Long-Term Liabilities” for further information.
Note 6. Financing Arrangements
The outstanding principal amount of long-term debt (in thousands, except interest rates):

	March 31, 2017	December 31, 2016	Maturity	Interest Rate
European Investment Bank (1)	$80,069	$78,987	June 2021	0.95%
Banca del Mezzogiorno (2)	6,859	6,747	December 2019	0.50% - 3.15%
Mediocredito Italiano (3)	7,397	7,276	December 2023	0.50% - 3.07%
Bpifrance (ex-Oséo)	1,775	1,909	October 2019	2.58%
Region Wallonne	809	798	December 2023 and June 2033	0.00% - 2.42%
Mediocredito Italiano - mortgages	751	799	September 2021 and September 2026	0.40% - 0.65%
Total long-term facilities	97,660	96,516
Less current portion of long-term debt	21,592	21,301
Total long-term debt	$76,068	$75,215

(1)
The European Investment Bank (“EIB”) loan was obtained in July 2014 to support product development projects. The interest rate for the EIB loan is reset by the lender each quarter based on the Euribor. Interest payments are quarterly and principal payments are semi-annually.

(2)	The Banca del Mezzogiorno loan was obtained in January 2015 to support R&D projects as a part of the Large Strategic Project program of the Italian Ministry of Education.

(3)	We obtained the Mediocredito Italiano Bank loan in July 2016 as part of the Fondo Innovazione Teconologica program implemented by the Italian Ministry of Education.
Revolving Credit
The outstanding principal amount of our short-term unsecured revolving credit agreements and other agreements with various banks and governmental entities was $23.9 million and $26.4 million, at March 31, 2017 and December 31, 2016, respectively, with interest rates ranging from 0.0% to 15.3%.

Note 7. Derivatives and Risk Management
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations. In addition, due to certain loans with floating interest rates, we are also subject to the impact of changes in interest rates on our interest payments. We enter into foreign currency exchange rate (“FX”) derivative contracts and interest rate swap contracts to reduce the impact of foreign currency rate and interest rate fluctuations on earnings and cash flow. We measure all outstanding derivatives each period end at fair value and report the fair value as either financial assets or liabilities in the consolidated balance sheets. We do not enter into derivative contracts for speculative purposes. If the derivative qualifies for hedge accounting, depending on the nature of the hedge and hedge effectiveness, changes in the fair value of the derivative will either be recognized immediately in earnings or recorded in other Accumulated Other Comprehensive Income (loss) (“AOCI”) until the hedged item is recognized in earnings upon settlement/termination. FX amounts in AOCI are reclassified to the consolidated statement of income (loss)as shown in the tables below and interest rate swaps gains and losses in AOCI are reclassified to interest expense in the consolidated statement of income (loss). We evaluate hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings. Cash flows from derivative contracts are reported as operating activities in the consolidated statements of cash flows.
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
Freestanding Derivative FX Contracts
The gross notional amount of derivative FX forward contracts, not designated as hedging instruments (freestanding derivatives), outstanding at March 31, 2017 and December 31, 2016 was $210.0 million and $489.1 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans, our European Investment Bank loan, and receivables denominated in JPY and GBP. We recorded net losses for these freestanding derivatives of $1.8 million and $3.8 million, for the three months ended March 31, 2017 and March 31, 2016, respectively. These losses are included in Foreign exchange and other gains (losses) in the condensed consolidated statement of income (loss).
Cash Flow Hedges
Notional amounts of open derivative contracts designated as cash flow hedges (in thousands):

Description of contract:	March 31, 2017	December 31, 2016
FX derivative contracts to be exchanged for British Pounds	$8,277	$6,663
FX derivative contracts to be exchanged for Japanese Yen	52,498	57,840
Interest rate swap contracts	64,107	63,246
	$124,882	$127,749
After-tax net gain associated with derivatives designated as cash flow hedges recorded in the ending balance of Accumulated Other Comprehensive Loss and the amount expected to be reclassified to earnings in the next 12 months (in thousands):

Description of contract:	March 31, 2017	Net amount expected to be reclassed to earnings in next 12 months
FX derivative contracts	$1,195	$1,195
Interest rate swap contracts	515	121
	$1,710	$1,316

Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in Other Comprehensive Income (“OCI”) and the amount reclassified to earnings from Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

		Three Months Ended March 31,
		2017		2016
Description of derivative contract	Location in earnings of reclassified gain or loss	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings:	Losses Recognized in OCI	Gains (Losses)Reclassified from AOCI to Earnings:
FX derivative contracts	Foreign Exchange and Other	$(6,832)	$(4,678)	$(3,580)	$190
FX derivative contracts	SG&A	—	810	—	(291)
Interest rate swap contracts	Interest expense	—	(331)	(319)	(33)
		$(6,832)	$(4,199)	$(3,899)	$(134)

The following tables present the fair value on a gross basis, and the location of, derivative contracts reported in the consolidated balance sheets (in thousands):

March 31, 2017	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$901
Interest rate contracts	Other assets	—	Other long-term liabilities	1,152
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	2,569	Accrued liabilities	—
Total derivatives designated as hedging instruments		2,569		2,053
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	1,620	Accrued liabilities	—
Total derivatives not designated as hedging instruments		1,620		—
		$4,189		$2,053

December 31, 2016	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$942
Interest rate contracts	Other assets	—	Other long-term liabilities	1,392
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	4,911	Accrued liabilities	—
Total derivatives designated as hedging instruments		4,911		2,334
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	3,358	Accrued liabilities	—
Total derivatives not designated as hedging instruments		3,358		—
		$8,269		$2,334

(1)	For the classification of input used to evaluate the fair value of our derivatives, refer to “Note 5. Fair Value Measurements.”
Note 8.  Commitments and Contingencies
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
Also on October 13, 2016, the Company issued a Field Safety Notice Update for U.S. users of 3T Heater Cooler devices to proactively and voluntarily contact facilities to facilitate implementation of the CDC and FDA recommendations. In the fourth quarter of 2016, we initiated a program to provide existing 3T users with a new loaner 3T device at no charge pending regulatory approval and implementation of additional risk mitigation strategies worldwide. This loaner program began in the U.S. and is being progressively made available on a global basis, prioritizing and allocating devices to 3T users based on pre-established criteria. We anticipate that this program will continue until we are able to address customer needs through a broader solution that includes implementation of one or more of the risk mitigation strategies currently under review with regulatory agencies.
At December 31, 2016, we recognized a liability for our product remediation plan related to our 3T Heater Cooler device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally in November and December 2016, and furthermore, the cost associated with the plan was reasonably estimable. At March 31, 2017, the product remediation liability was $31.7 million. Refer to “Note 3. Product Remediation Liability” for additional information.

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
In addition to the Baker case addressed in the preceding section, the Company has received additional lawsuits from around the U.S. related to surgical cases in which a 3T Heater Cooler device was allegedly used. Thirty-six lawsuits have been filed against the Company in state and Federal courts in Pennsylvania, South Carolina, North Carolina, Iowa, South Dakota, California, Texas, Massachusetts, Illinois and Alabama and one case has been filed in Montreal, Canada. Two of the cases noted above are brought by plaintiffs seeking class action status: the case filed against the Company in Canada, which relates to surgical cases at the Montreal Heart Institute, and a single case relating to surgical cases performed at two hospitals in South Carolina.
We intend to vigorously defend each of these claims. Given the relatively early stage of each of these matters, we cannot, however, give any assurances that additional legal proceedings making the same or similar allegations will not be filed against LivaNova PLC or one of its subsidiaries, nor that the resolution of these complaints or other related litigation in connection therewith will not have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
Other Matters
SNIA Litigation
Sorin S.p.A. was created as a result of a spin-off (the “Sorin spin-off”) from SNIA S.p.A. (“SNIA”). The Sorin spin-off, which spun off SNIA’s medical technology division, became effective on January 2, 2004. Pursuant to the Italian Civil Code, in a spin-off transaction, the parent and the spun-off company can be held jointly liable up to the actual value of the shareholders’ equity conveyed or received (we estimate that the value of the shareholders’ equity received was approximately €573 million (or $612 million) for certain indebtedness or liabilities of the pre-spin-off company:

•
for “debt” (debiti) of the pre-spin-off company that existed at the time of the spin-off (this joint liability is secondary in nature and, consequently, arises only when such indebtedness is not satisfied by the company owing such indebtedness);

•	for “liabilities” (elementi del passivo) whose allocation between the parties to the spin-off cannot be determined based on the spin-off plan.

The Company believes and has argued before the relevant fora that Sorin is not jointly liable with SNIA for its alleged SNIA debts and liabilities. Specifically, between 1906 and 2010, SNIA’s subsidiaries Caffaro Chimica S.r.l. and Caffaro S.r.l. and their predecessors (the “SNIA Subsidiaries”), conducted certain chemical operations (the “Caffaro Chemical Operations”), at sites in Torviscosa, Brescia and Colleferro, Italy (the “Caffaro Chemical Sites”). These activities allegedly resulted in substantial and widely dispersed contamination of soil, water and ground water caused by a variety of hazardous substances released at the Caffaro Chemical Sites. In 2009 and 2010, SNIA and the SNIA Subsidiaries filed for insolvency. In connection with SNIA’s Italian insolvency proceedings, the Italian Ministry of the Environment and the Protection of Land and Sea (the “Italian Ministry of the Environment”), sought compensation from SNIA in an aggregate amount of €3.4 billion (or $3.6 billion) for remediation costs relating to the environmental damage at the Caffaro Chemical Sites allegedly caused by the Caffaro Chemical Operations. The amount was based on certain clean-up activities and precautionary measures set forth in three technical reports prepared by ISPRA, the technical agency of the Ministry of the Environment. In addition to disputing liability, the Company also disputes the amount being claimed and the basis for its estimation by Italian authorities, and that issue also remains in dispute. No final remediation plan has been approved at any time by the Italian authorities.
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
We have vigorously contested all of SNIA’s claims against Sorin as well as those claims brought by the Public Administrations. A favorable decision pertaining to the case was delivered in Judgment No. 4101/2016 on April 1, 2016 (the “Decision”). In its Decision, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations against Sorin, further requiring the Public Administrations to pay Sorin €300 thousand (or $321 thousand), as legal fees (of which €50,000 jointly with SNIA).
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
Opposition to Merger Proceedings
On July 28, 2015, the Public Administrations filed an opposition proceeding to the proposed merger between Sorin and Cyberonics (the “Merger”), before the Commercial Courts of Milan, asking the Court to prohibit the execution of the Merger. In its initial decision on August 20, 2015 the Court authorized the Merger. Public Administrations did not appeal such decision. The proceeding then continued as a civil case, with the Public Administration seeking damages against LivaNova. The Commercial Court of Milan delivered a first instance decision on October 6, 2016 fully rejecting the Public Administrations’ request and condemning the same to pay LivaNova €200 thousand in damages for frivolous litigation plus  €200 thousand  in legal fees. LivaNova has welcomed the decision, which has nonetheless been appealed by the Public Administrations before the Court of Appeal of Milan. The first hearing was held on April 4, 2017 and the Court scheduled a final hearing on January 17, 2018. The Court of Appeal is likely to take a decision around June 2018.
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
In August 2015, Mr. Hagerty filed a Motion Seeking Leave to file a Second Amended Complaint responding to certain deficiencies noted by the District Court when dismissing claims in his First Amended Complaint alleging that Cyberonics submitted, or caused the submission of false claims under the False Claims Act. On September 4, 2015, Cyberonics filed our Brief in Opposition to Hagerty’s Motion for Leave to file a Second Amended Complaint.  Mr. Hagerty filed a Reply Brief in support of his Motion for Leave to file a Second Amended Complaint on September 11, 2015.  On September 16, 2015, the District Court heard oral arguments on (a) Mr. Hagerty’s motion seeking to amend his complaint, and (b) Cyberonics’ pending motion demanding arbitration on the claims relating to wrongful and retaliatory discharge.  On November 17, 2015, the District Court (1) denied Mr. Hagerty’s Motion for Leave to File a Second Amended Complaint (accordingly, the previously dismissed claims remain dismissed); (2) granted Cyberonics’ Motion to Compel Arbitration of the two remaining claims (for retaliatory discharge under the False Claims Act (“FCA”) and for wrongful termination/retaliation under Massachusetts law); and (3) stayed the pending case (in order to consolidate all issues for appeal pending resolution of the arbitration). On or about February 22, 2016, Mr. Hagerty dismissed, without prejudice, his individual claims that were ordered to arbitration. Subsequently, on or about March 21, 2016, Mr. Hagerty filed an appeal of the previously dismissed FCA claims with the U.S. First Circuit Court of Appeals (“Appeals Court”). Both Mr. Hagerty and the Company filed written briefs with the Appeals Court and on November 8, 2016, the First Circuit Court of Appeals held oral arguments before the Court. On or about December 16, 2016, the Court issued its opinion in the matter, upholding the district court’s dismissal of the FCA claims. Mr. Hagerty did not seek panel rehearing or en banc reconsideration of that opinion on or before January 9, 2017 and the First Circuit issued a mandate sending the case back to the district court for final disposition. Mr. Hagerty did not file a petition for Writ of Certiorari with the U.S. Supreme Court before March 16, 2017, and accordingly, the matter is concluded.
Tax Litigation
In a tax audit report notified on October 30, 2009, the Regional Internal Revenue Office of Lombardy (the “Internal Revenue Office”) informed Sorin Group Italia S.r.l. that, among several issues, it was disallowing in part (for a total of €102.6 million or $109.6 million, related to tax years 2002 through 2006) a tax-deductible write down of the investment in the U.S. company, Cobe Cardiovascular Inc., which Sorin Group Italia S.r.l. recognized in 2002 and deducted in five equal installments, beginning in 2002. In December 2009, the Internal Revenue Office issued notices of assessment for 2002, 2003 and 2004. The assessments for 2002 and 2003 were automatically voided for lack of merit. In December 2010 and October 2011, the Internal Revenue Office issued notices of assessment for 2005 and 2006 respectively. The Company challenged all three notices of assessment (for 2004, 2005 and 2006) before the relevant Provincial Tax Courts.
The preliminary challenges filed for 2004, 2005 and 2006 were denied at the first jurisdictional level. These decisions were appealed by the Company. The appeal submitted against the first-level decision for 2004 was accepted. The second-level decision relating to the 2004 notice of assessment was appealed to the Italian Supreme Court (Corte di Cassazione) by the Internal Revenue Office on February 3, 2017. The Supreme Court’s decision is pending. The appeal submitted against the first-level decision for 2005 was rejected. The second-level decision (relating to the 2005 notice of assessment) has been appealed to the Italian Supreme Court (Corte di Cassazione), where LivaNova will argue that the assessment should be deemed null, void and illegitimate because of inappropriate interpretation and application of regulations. This litigation is still pending before the Italian Supreme Court. The appeal filed against the second-level decision for 2006 was rejected; LivaNova filed an appeal to the Italian Supreme Court on April 28, 2017. In November 2012, the Internal Revenue Office served a notice of assessment for 2007 and, in July 2013, served a notice of assessment for 2008. In that matter the Internal Revenue Office claims an increase in taxable income due to a reduction (similar to the previous notices of assessment for 2004, 2005 and 2006) of the losses reported by Sorin Group Italia S.r.l. for the 2002, 2003 and 2004 tax periods, and subsequently utilized in 2007 and 2008. Both notices of assessment were challenged within the statutory deadline. The Provincial Tax Court of Milano has stayed its decision for years 2007 and 2008 pending resolution of the litigation regarding years 2004, 2005, and 2006. The total amount of losses in dispute is €62.6 million (or $66.9 million). LivaNova has continuously reassessed its potential exposure in this matter - taking into account also the recent, and generally adverse, trend to taxpayers in this type of litigation. Although LivaNova’s defensive arguments are strong, the negative Court decisions experienced so far (four negative judgments versus one positive judgment received to date) has led us to leave unchanged the previously recognized liability of €16.9 million (or $18.1 million).
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
Note 9.  Stockholders’ Equity
Comprehensive income
The table below presents the change in each component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and the reclassifications out of AOCI into net earnings for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	Change in Unrealized Gain (Loss) on Cash Flow Hedging Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
As of December 31, 2016	$3,619	$(72,106)	$(68,487)
Other comprehensive (loss) income before reclassifications, before tax	(6,832)	15,430	8,598
Tax benefit	1,934	—	1,934
Other comprehensive (loss) income before reclassifications, net of tax	(4,898)	15,430	10,532
Reclassification of loss from accumulated other comprehensive income, before tax	4,199	—	4,199
Tax benefit	(1,210)	—	(1,210)
Reclassification of loss from accumulated other comprehensive income, after tax	2,989	—	2,989
Net current-period other comprehensive (loss) income, net of tax	(1,909)	15,430	13,521
As of March 31, 2017	$1,710	$(56,676)	$(54,966)

As of December 31, 2015	$888	$(55,116)	$(54,228)
Other comprehensive (loss) income before reclassifications, before tax	(3,899)	48,501	44,602
Tax benefit	405	—	405
Other comprehensive (loss) income before reclassifications, net of tax	(3,494)	48,501	45,007
Reclassification of loss from accumulated other comprehensive income, before tax	134	—	134
Tax benefit	(19)	—	(19)
Reclassification of loss from accumulated other comprehensive income, after tax	115	—	115
Net current-period other comprehensive (loss) income, net of tax	(3,379)	48,501	45,122
As of March 31, 2016	$(2,491)	$(6,615)	$(9,106)

(1)	Taxes are not provided for foreign currency translation adjustments as translation adjustment are related to earnings that are intended to be reinvested in the countries where earned.

Note 10.  Income Taxes
During the three months ended March 31, 2017 and March 31, 2016, we recorded income tax expense of $5.7 million and income tax benefit of $1.3 million, respectively, with effective income tax rates of 28.3% and 3.2%, respectively.
Our consolidated effective income tax rate for the three months ended March 31, 2017, includes the continued impact of various discrete items, including the recognition of a $3.0 million deferred tax asset related to a reserve for an uncertain tax position recognized in a prior year. Excluding the impact of discrete tax items, our consolidated effective income tax rate for the three months ended March 31, 2017 and March 31, 2016 was 41.6% and 3.2%, respectively.
Our consolidated effective tax rate, excluding discrete tax items for the three months ended March 31, 2017, includes the full year impact in 2017 of the consolidation of our intangible assets into an entity organized under the laws of England and Wales, which was not effective until the end of the second quarter of 2016. Our consolidated effective income tax rate, excluding discrete tax items, for the three months ended March 31, 2016, was impacted by $32.0 million of unbenefited net operating losses in certain tax jurisdictions.
Note 11.  Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share, (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income (loss)	$11,271	$(40,378)

Denominator:
Basic weighted average shares outstanding	48,067	48,918
Add effects of share based compensation instruments (1)	111	—
Diluted weighted average shares outstanding	48,178	48,918
Basic income (loss) per share	$0.23	$(0.83)
Diluted income (loss) per share	$0.23	$(0.83)

(1)
Excluded from the computation of diluted earnings per share during the quarter ended March 31, 2017 were average outstanding dilutive instruments (primarily stock options and stock appreciation rights) to purchase approximately 607,000 ordinary shares of LivaNova because to include them would be anti-dilutive, primarily due to an exercise price exceeding the average price of our stock during the period. Excluded from the computation of diluted earnings per share for the quarter ended March 31, 2016, were average outstanding dilutive instruments to purchase 157,000 ordinary shares of LivaNova because to include them would be anti-dilutive due to the net loss during the period.

Note 12.  Geographic and Segment Information
Segment Information
We identify operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance.
We are transitioning the organization to a regional focus with regional leaders in the U.S., Europe, and the rest of world. Supporting the regions will be our three product franchises: Neuromodulation, Cardiac Surgery, and Cardiac Rhythm Management. The product franchise leaders will be responsible for product R&D and marketing on a global basis. We believe a regional focus will allow a number of tangible benefits, namely the ability to share resources, faster decision-making, improved market access capabilities, and greater focus on the needs of physicians, hospitals, and patients. Our new operating structure, and the introduction of new talent into the leadership team, will facilitate an evolution of our goals and decision making processes; accordingly, we will continue to monitor the way we manage, evaluate and internally report our business activities and the corresponding impact this could have on our segment reporting.
The Cardiac Surgery segment generates its revenue from the development, production and sale of cardiovascular surgery products. Cardiac Surgery products include oxygenators, heart-lung machines, autotransfusion, mechanical heart valves and tissue heart valves. The Cardiac Rhythm Management segment generates its revenue from the development, manufacturing and marketing of products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Cardiac Rhythm Management products include high-voltage defibrillators, cardiac resynchronization therapy devices (“CRT-D”) and low-voltage pacemakers. The Neuromodulation segment generates its revenue from the design, development and marketing of neuromodulation therapy for the treatment of drug-resistant epilepsy and treatment resistant depression. Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, surgical equipment to assist with the implant procedure, equipment to enable the treating physician to set the pulse generator stimulation parameters for the patient, instruction manuals and magnets to suspend or induce stimulation manually.
“Other” includes Corporate shared services expenses for finance, legal, human resources and information technology and Corporate business development (“New Ventures”). New Ventures is focused on new growth platforms and identification of other opportunities for expansion.
Net sales of our reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. We define segment income as operating income before merger and integration, restructuring, amortization and litigation settlement.
Net sales and operating income (loss) by segment (in thousands):

	Three Months Ended March 31,
Net Sales:	2017	2016
Cardiac Surgery	$139,204	$143,443
Neuromodulation	87,159	81,358
Cardiac Rhythm Management	58,280	61,731
Other	462	437
Total Net Sales	$285,105	$286,969

	Three Months Ended March 31,
Income (Loss) from Operations:	2017	2016
Cardiac Surgery	$16,018	$2,122
Neuromodulation	41,678	40,582
Cardiac Rhythm Management	2,492	(9,491)
Other	(17,802)	(18,073)
Total Reportable Segments’ Income from Operations	42,386	15,140
Merger and integration expenses	2,208	6,761
Restructuring expenses	10,150	28,592
Amortization of intangibles	11,414	15,892
Operating Income (Loss)	$18,614	$(36,105)
The following tables present our assets and capital expenditures by segment (in thousands):

Assets:	March 31, 2017	December 31, 2016
Cardiac Surgery	$1,270,946	$1,277,799
Neuromodulation	608,728	611,085
Cardiac Rhythm Management	345,940	341,998
Other	145,033	111,749
Total Assets	$2,370,647	$2,342,631

	Three Months Ended March 31,
Capital expenditures:	2017	2016
Cardiac Surgery	$3,794	$5,489
Neuromodulation	1,461	1,915
Cardiac Rhythm Management	1,658	480
Other	1,203	253
Total	$8,116	$8,137
Geographic Information
We operate under three geographic regions: United States, Europe, and Rest of World. Net sales to external customers by geography are determined based on the country the products are shipped to and are as follows (in thousands):

	Three Months Ended March 31,
Net Sales	2017	2016
United States	$114,349	$114,128
Europe (1) (2)	96,346	99,307
Rest of World	74,410	73,534
Total (3)	$285,105	$286,969

(1)	Net sales to external customers include $8.0 million and $8.8 million in the United Kingdom for the three months ended March 31, 2017 and March 31, 2016, respectively.

(2)	Includes those countries in Europe where LivaNova has a direct sales presence. Countries where sales are made through distributors are included in Rest of World.

(3)
No single customer represented over 10% of our consolidated net sales. Except for the U.S. and France, no country’s net sales exceeded 10% of our consolidated net sales. French sales were $32.8 million for the three months ended March 31, 2017.

Property, plant and equipment, net by geography are as follows (in thousands):

PP&E	March 31, 2017	December 31, 2016
United States	$61,730	$61,279
Europe (1)	128,482	130,777
Rest of World	14,909	31,786
Total	$205,121	$223,842

(1)	Property, plant and equipment, net included with Europe includes $3.1 million and $3.0 million in the United Kingdom at March 31, 2017 and December 31, 2016, respectively.
Note 13. Supplemental Financial Information
Accounts receivable, net, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Trade receivables from third parties	$282,078	$285,336
Allowance for bad debt	(10,544)	(9,606)
	$271,534	$275,730

Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$48,212	$47,704
Work-in-process	36,347	32,316
Finished goods	107,829	103,469
	$192,388	$183,489
Inventories are reported net of the provision for obsolescence, which totaled $9.7 million and $9.8 million at March 31, 2017 and December 31, 2016, respectively.
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Income taxes payable on inter-company transfers of property	$19,445	$19,445
Current loans and notes receivable	9,168	7,093
Deposits and advances to suppliers	5,297	5,417
Earthquake grant receivable	4,515	4,748
Derivative contract assets	4,189	8,269
Other prepaid expenses	13,433	11,001
	$56,047	$55,973
Other long-term assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Income taxes payable on inter-company transfers of property	$120,721	$124,551
Loans and notes receivable	7,424	2,029
Investments (1)	2,865	2,537
Guaranteed deposits	858	940
Other	796	641
	$132,664	$130,698

(1)	Primarily cash surrender value of company owned life insurance policies.
Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Product remediation liability (1)	$23,987	$23,464
Restructuring related liabilities	10,326	16,859
Provisions for agents, returns and other	5,879	7,271
Product warranty obligations	2,611	2,736
Royalty costs	2,093	2,503
Deferred income	1,844	1,708
Clinical study costs	1,322	839
Derivative contract liabilities	901	942
Insurance	111	118
Other	19,342	19,127
	$68,416	$75,567

(1)	Refer to “Note 3. Product Remediation Liability.”

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Uncertain tax positions	$17,182	$16,857
Product remediation liability (1)	7,744	10,023
Earnout for contingent payments (2)	3,913	3,890
Government grant deferred revenue	3,855	3,803
Unfavorable operating leases (3)	1,566	1,672
Derivative contract liabilities (4)	1,152	1,392
Other	2,347	1,850
	$37,759	$39,487

(1)	Refer to “Note 3. Product Remediation Liability.”

(2)
The earnout for contingent payments represents contingent payments due related to two acquisitions: the first acquisition, in September 2015, was of Cellplex PTY Ltd. in Australia and the second acquisition was the commercial activities of a local distributor in Colombia. The contingent payments for the first acquisition are based on achievement of sales targets by the acquiree through June 30, 2018 and the contingent payments for the second acquisition are based on sales of cardiopulmonary disposable products and heart lung machines of the acquiree through December 2019. Refer to “Note 5. Fair Value Measurements.”

(3)	Unfavorable operating leases represents the adjustment to recognize future lease obligations at their estimated fair value in conjunction with the Mergers in October 2015 between Cyberonics and Sorin.

(4)	Financial derivatives represent forward interest rate swap contracts, which hedge our long-term European Investment Bank debt. Refer to “Note 7. Derivatives and Risk Management.”
Note 14. New Accounting Pronouncements
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

In March 2016, the FASB issued ASC Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified the accounting for certain aspects of share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted the amendments of ASU 2016-09 effective January 1, 2017, using the following methods:
We adopted the Amendment that requires all of the tax effects related to the settlement of share based compensation awards to be recorded through the income statement on a prospective basis. The adoption of this Amendment did not have a material effect on income tax expense for the three months ended March 31, 2017.
We adopted the Amendment related to cash flow presentation of tax-related cash flows resulting from share based payments on a prospective basis. The Amendment stipulates that all tax-related cash flows resulting from share based payments are to be reported as operating activities in the statement of cash flows, rather than, under past requirements, to present gross windfall tax benefits as an inflow from financing activities and an outflow from operating activities.
Under the Amendment related to forfeitures, entities are permitted to make a company wide accounting policy election to either estimate forfeitures each period, as required prior to this Amendment’s effective date, or to account for forfeitures as they occur. We elected to continue to account for forfeitures using the estimation method.
We adopted the Amendment related to the timing of when excess tax benefits are recognized, which requires that all windfalls and shortfalls be recognized when they arise. There were no unrecognized excess tax benefits prior to the adoption of the Amendment.
In August 2016, the FASB issued ASC Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230 -Statement of Cash Flows): The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of adopting these provisions on our consolidated financial statements.
In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740): This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such “intra-entity transfers” until the assets have been sold to an outside party. The amendment should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment directly to retained earnings as of the beginning of the period in which the guidance is adopted. The rule takes effect for annual periods after December 15, 2017, including interim periods within those annual reporting periods. We are currently evaluating the impact of adopting this update; however, based on preliminary analysis, it is possible that this update could adversely impact our effective tax rate by several percentage points in future periods commencing in the first quarter of year 2018.
In March 2017, the FASB issued ASC Update No. 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of a Business. This update clarifies when a set of assets and activities is a business. The amendments provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This update is effective for annual periods after December 15, 2017, including interim periods within those annual reporting periods. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In March 2017, the FASB issued ASC Update No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. This update requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this Update also allow only the service cost component to be eligible for capitalization when applicable. This update takes effect for annual periods after December 15, 2017, including interim periods within those annual reporting periods. We are currently evaluating the impact of adopting this update on our consolidated financial statements.
Note 15. Subsequent Events
We announced on February 23, 2017 our voluntary cancellation of our standard listing of ordinary shares with the London Stock Exchange (“LSE”). We have taken this action due to the low volume of our ordinary share trading on the LSE. Trading ceased at the close of business on April 4, 2017. We will continue to serve our shareholders through our listing on the NASDAQ Stock Market, where the vast majority of trading of our ordinary shares occurs. This decision has no bearing on our status as a UK company and our commitment to invest in the European market.
On May 2, 2017, we acquired the remaining outstanding interests in Caisson Interventional, LLC (“Caisson”), in support of our strategic growth initiatives. Based in Maple Grove, Minn., Caisson is a privately held clinical-stage medical device company focused on the design, development and clinical evaluation of a novel transcatheter mitral valve replacement (“TMVR”) implant with a fully transvenous delivery system. We have been an investor in Caisson since 2012 and have agreed to pay up to $72 million, net of $6 million of debt forgiveness, to acquire the remaining 51 percent of the company. The first payment of $18 million was made at closing with the balance paid on a schedule driven primarily by regulatory approvals and sales earn outs. As a result of the acquisition, LivaNova expects to recognize a pre-tax non-cash gain during the three months ended June 30, 2017 on the $15.0 million book value of its existing investment in Caisson.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes which appear elsewhere in this document and with our annual report on Form 10-K for the year ended December 31, 2016. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K and elsewhere in this quarterly report.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to LivaNova PLC or collectively to LivaNova PLC and its subsidiaries.
Business Overview
LivaNova PLC and its subsidiaries (collectively, the “Company”, “LivaNova”, “we” or “our”) is a public limited company organized under the laws of England and Wales. Headquartered in London, United Kingdom (“U.K.”). LivaNova is a global medical device company focused on the development and delivery of important therapeutic solutions for the benefit of patients, healthcare professionals and healthcare systems throughout the world. Working closely with medical professionals in the fields of Cardiac Surgery, Neuromodulation and Cardiac Rhythm Management, we design, develop, manufacture and sell innovative therapeutic solutions that are consistent with our mission to improve our patients’ quality of life, increase the skills and capabilities of healthcare professionals and minimize healthcare costs.
Business Franchises
We operate our business through three segments: Neuromodulation, Cardiac Surgery and Cardiac Rhythm Management. Our three reportable segments correspond to our Business Franchises and each Business Franchise corresponds to one of our three main therapeutic areas aligned to best serve our customers. Corporate activities include corporate business development and New Ventures. New Ventures is focused on new growth platforms and identification of other opportunities for expansion and investment.

For further information regarding our business segments, historical financial information and our methodology for the presentation of financial results, please refer to the condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q.
Cardiac Surgery (“CS”) Update
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
In January 2016, we announced FDA approval of the Perceval sutureless valve. Perceval is the only sutureless biological aortic replacement valve on the market today with a unique self-anchoring frame that enables the surgeon to replace the diseased valve without suturing it into place. While we have been selling Perceval in other parts of the world, we began commercial distribution of the device in the United States with the first implant announced on March 8, 2016. Perceval has been implanted in more than 20,000 patients in over 310 hospitals in 34 countries across the world.
In addition, in early February 2016, we announced that we had received FDA approval of CROWN PRT valve for the treatment of aortic valve disease. The CROWN PRT is a stented aortic bioprosthesis technology and features a surgeon-friendly design, with optimized hemodynamics with patented PRT, designed to enhance valve durability. We anticipate launching CROWN PRT in the U.S. later this year.
In March 2017, we committed to a plan to sell our Suzhou Industrial Park facility in Shanghai, China, an emerging market greenfield project for the local manufacture of Cardiopulmonary disposable products in Suzhou Industrial Park in China. As a result of this exit plan we recorded an impairment of the building and equipment of $4.6 million and accrued $0.5 million of additional costs, primarily related to employee severance, during the three months ended March 31, 2017, included in Restructuring Expenses line in the condensed consolidated statement of income (loss). In addition, the remaining $13.1 million carrying value of the land, building and equipment were reclassified to Assets Held for Sale on the condensed consolidated balance sheet, as of March 31, 2017.
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
At December 31, 2016, we recognized a liability for a product remediation plan related to our 3T Heater Cooler device. The remediation plan developed by the Company consists primarily of a modification of the 3T design to include internal sealing and addition of a vacuum system to new and existing devices. These changes are intended to address regulatory actions and further reduce the risk of possible dispersion of aerosols from the 3T Heater Cooler device in the operating room. The deployment of this solution for commercially distributed devices will occur upon final validation and verification of the design changes and approval or clearance by regulatory authorities worldwide, including FDA clearance in the U.S. In April 2017, we obtained CE Mark in Europe for the design change of the 3T device. As part of this plan, we also intend to perform a no-charge deep disinfection service for 3T users who have reported confirmed M. chimaera mycobacterium contamination. Although the deep disinfection service is not yet available in the U.S., it is currently offered in many countries around the world and will be expanded to additional geographies as regulatory approvals are received. In the fourth quarter of 2016 we initiated a program to provide existing 3T users with a new loaner 3T device at no charge pending regulatory approval and implementation of the vacuum system addition and deep disinfection service worldwide. This loaner program began in the U.S. and is being progressively made available on a global basis, prioritizing and allocating devices to 3T users based on pre-established criteria. It is estimated that by the end of 2018, a majority of the 3T devices in use globally will be upgraded and returned to operation. It is reasonably possible that our estimate of the remediation liability could materially change in future periods due to the various significant assumptions involved such as customer behavior, market reaction and the timing of approvals or clearance by regulatory authorities worldwide. At March 31, 2017 the product remediation liability was $31.7 million. Refer to “Note 3. Product Remediation Liability” in our consolidated financial statements included in this Report on Form 10-Q for additional information.

As of March 31, 2017, no liability has been recognized with respect to any lawsuits involving the Company related to the 3T Heater Cooler. For further information, please refer to “Note 8. Commitments and Contingencies” in our consolidated financial statements included in this Report on Form 10-Q.
Neuromodulation Update
Epilepsy
Our product development efforts are directed toward improving the VNS Therapy System and developing new products that provide additional features and functionality. We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, lead and programming software. We will be required to obtain appropriate U.S. and international regulatory approvals, and clinical studies may be a prerequisite to regulatory approvals for some products. We recently submitted our application to the FDA for Sentiva. Sentiva will be our newest VNS Therapy device and will incorporate the same technology as AspireSR, but will be smaller in size - more akin to the Demi Pulse. We anticipate approval of the device in the latter part of 2017.
Depression
In March 2017, The American Journal of Psychiatry published the results of the longest and largest naturalistic study on effective treatments for patients experiencing chronic and severe depression. The findings showed that the addition of VNS Therapy to traditional treatment methods is effective in reducing symptoms in patients with treatment-resistant depression.
Cardiac Rhythm Management (“CRM”) Update
In January 2016, we announced that we received regulatory approval to market the KORA 250TM in Japan. The KORA 250 is a full body MRI conditional pacemaker and is equipped with our proprietary Automatic MRI mode. In addition, the device is designed to proactively manage comorbidities, including SafeR and the ability to monitor patients for severe sleep apnea using Sleep Apnea Monitoring (“SAM”).
Corporate Activities and New Ventures Update
Heart failure
New Ventures is primarily focused on the development and clinical testing of the VITARIA®™ System for treating heart failure through vagus nerve stimulation.
We received CE Mark approval of the VITARIA®™ System in February 2015 for patients who have moderate to severe heart failure (New York Heart Association Class II/III) with left ventricular dysfunction (ejection fraction < 40%) and who remain symptomatic despite stable, optimal heart failure drug therapy. The VITARIA®™ System provides a specific method of VNS called autonomic regulation therapy (“ART”), and it includes the same elements as the VNS Therapy System - pulse generator, lead, programming wand and software, programming computer, tunneling tool and accessory pack - without the patient kit with magnets. We conducted a pilot study, ANTHEM-HF, outside the United States, which concluded during 2014. The study results support the safety and efficacy of ART delivered by the VITARIA®™ System. We submitted the results to our European Notified Body, DEKRA, and on February 20, 2015, we received CE Mark approval. The VITARIA®™ System is not available in the U.S. During 2014, we also initiated a second pilot study, ANTHEM-HFpEF, to study ART in patients experiencing symptomatic heart failure with preserved ejection fraction. This pilot study is currently underway outside the United States.
Sleep Apnea
ImThera Medical, Inc. (“ImThera”) is a privately held, emerging-growth, company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea. We have an investment of $12.0 million in ImThera, and during the three months ended March 31, 2017, we loaned ImThera $1.0 million to fund operating expenses.
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
Significant Accounting Policies and Critical Accounting Estimates
There have been no material changes to our critical accounting policies from the information provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Form 10-K. The accompanying unaudited condensed consolidated financial statements of LivaNova and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis.
New accounting pronouncements are disclosed in “Note 14. New Accounting Pronouncements” contained in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Other
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “EU”), commonly referred to as “Brexit.” On March 29, 2017, the U.K. Government gave formal notice of its intention to leave the EU, formally commencing the negotiations regarding the terms of withdrawal between the U.K. and the EU. The withdrawal must occur within two years, unless the deadline is extended. The negotiation process will determine the future terms of the U.K.’s relationship with the EU. The notification does not change the application of existing tax laws, and does not establish a clear framework for what the ultimate outcome of the negotiations and legislative process will be.
Various tax reliefs and exemptions that apply to transactions between EU Member States under existing tax laws may cease to apply to transactions between the U.K. and EU Member States when the U.K. ultimately withdraws from the EU. It is unclear at this stage if or when any new tax treaties between the U.K. and the EU or individual EU Member States will replace those reliefs and exemptions. It is also unclear at this stage what financial, trade and legal implications will ensue from Brexit and how Brexit may affect us, our customers, suppliers, vendors, or our industry.
Several of our wholly owned subsidiaries that are domiciled either in the U.K., various EU Member States, or in the United Sates, and our parent company, LivaNova PLC, are party to intercompany transactions and agreements under which we receive various tax reliefs and exemptions in accordance with applicable international tax laws, treaties and regulations. If certain treaties applicable to our transactions and agreements are not renegotiated or replaced with new treaties containing terms, conditions and attributes similar to those of the existing treaties, Brexit may have a material adverse impact on our future financial results and results of operations. During the two-year negotiation period, we will monitor and assess the potential impact of this event and explore possible tax planning strategies that may mitigate or eliminate any such potential adverse impact. We will not account for the impact of Brexit in our income tax provisions until changes in tax laws or treaties between the U.K. and the EU or individual EU Member States are enacted or the withdrawal becomes effective.
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

Results of Operations
We are reporting, in this Quarterly Report on Form 10-Q, the results for LivaNova and its consolidated subsidiaries for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.
The following table summarizes our condensed consolidated results of operations for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net sales	$285,105	$286,969
Cost of sales	101,463	123,567
Product remediation	(792)	706
Gross profit	184,434	162,696
Operating expenses:
Selling, general and administrative	112,397	115,866
Research and development	29,651	31,690
Merger and integration expenses	2,208	6,761
Restructuring expenses	10,150	28,592
Amortization of intangibles	11,414	15,892
Total operating expenses	165,820	198,801
Income (loss) from operations	18,614	(36,105)
Interest income	273	213
Interest expense	(2,315)	(1,192)
Foreign exchange and other gains (losses)	3,439	(1,835)
Income (loss) before income taxes	20,011	(38,919)
Income tax expense (benefit)	5,655	(1,258)
Losses from equity method investments	(3,085)	(2,717)
Net income (loss)	$11,271	$(40,378)
Net Sales
The table below illustrates net sales by operating segment (in thousands, except for percentages):

	Three Months Ended March 31,
	2017	2016	% Change
Cardiac Surgery	$139,204	$143,443	(3.0)%
Neuromodulation	87,159	81,358	7.1%
Cardiac Rhythm Management	58,280	61,731	(5.6)%
Other	462	437	5.7%
	$285,105	$286,969	(0.6)%

The table below illustrates net sales by market geography (in thousands):

	Three Months Ended March 31,
	2017	2016	% Change
Cardiac Surgery
United States	$38,245	$40,920	(6.5)%
Europe (1)	40,956	42,864	(4.5)%
Rest of World	60,003	59,659	0.6%
	139,204	143,443	(3.0)%
Neuromodulation
United States	73,659	70,242	4.9%
Europe (1)	7,929	6,355	24.8%
Rest of World	5,571	4,761	17.0%
	87,159	81,358	7.1%
Cardiac Rhythm Management
United States	2,444	2,966	(17.6)%
Europe (1)	47,461	50,018	(5.1)%
Rest of World	8,375	8,747	(4.3)%
	58,280	61,731	(5.6)%
Other	462	437	5.7%
	$285,105	$286,969	(0.6)%

(1)	Includes those countries in Europe where LivaNova has a direct sales presence. Countries where sales are made through distributors are included in Rest of World.
Analysis of sales for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016:
Cardiac Surgery sales decreased by 3.0% due to increased sales of the INSPIRE family of oxygenators, increased sales in Perceval, our new sutureless valve, offset by lower heart lung machine sales in all geographies and decreased sales in traditional mechanical heart valves
Sales for Neuromodulation increased by 7.1%. U.S. sales increased by 4.9% and Europe sales increased by 24.8% due to increased demand and improved pricing for the Aspire SR. Rest of World sales increase by 17.0% due primarily due to a change in our sales distribution model from indirect to direct, in Canada and Australia, during the second and third quarters of fiscal year 2016, respectively.
Cardiac Rhythm Management sales decreased by 5.6% primarily due to pricing pressure in the U.S. and Europe. Sales remained relatively flat in Rest of World, as increased sales of cardiac resynchronization therapy devices (“CRT-D”), due to the SonR study positive outcome and IS-4 approval, and increased sales in Japan, due to the KORA 250 launch, were offset by declines in other areas.

Cost of Sales and Expenses
The table below illustrates our comparative cost of sales and major expenses as a percentage of sales:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	% Change
Cost of sales	35.6%	43.1%	(7.5)%
Product remediation	(0.3)%	0.2%	(0.5)%
Gross profit	64.7%	56.7%	8.0%
Selling, general and administrative	39.4%	40.4%	(1.0)%
Research and development	10.4%	11.0%	(0.6)%
Merger and integration expenses	0.8%	2.4%	(1.6)%
Restructuring expenses	3.6%	10.0%	(6.4)%
Amortization of intangibles	4.0%	5.5%	(1.5)%
Total operating expenses	58.2%	69.3%	(11.1)%
Cost of Sales
Cost of sales consisted primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components. Our cost of sales as a percentage of net sales decreased by 7.5% to 35.6% for the three months ended March 31, 2017 as compared to the prior year period. This decrease was primarily due to the amortization of the step-up in inventory basis at the Mergers of $21.3 million that accounted for 7.4% of our cost of sales as a percent of net sales for the three months ended March 31, 2016. The amortization of the step-up in inventory basis was fully amortized in 2016.
Merger and Integration Expenses
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
Merger and integration expenses as a percentage of net sales decreased by 1.6% to 0.8% of net sales for the three months ended March 31, 2017 as compared to the prior year period as a result of a decrease in merger related activities, partially offset by an increase in integration expenses.
Restructuring Expenses
Restructuring expenses were primarily due to our efforts under our 2015 and 2016 Reorganization Plans to leverage economies of scale, eliminate duplicate corporate expenses and streamline distributions, logistics and office functions in order to reduce overall costs. Restructuring expenses as a percentage of net sales decreased by 6.4% to 3.6% of net sales for the three months ended March 31, 2017 as compared to the prior year period, due to a decrease in restructuring activities.
Restructuring expenses for the three months ended March 31, 2017 included $5.1 million in expenses related to our plan to sell our Suzhou, China facility.
Interest Expense
We incurred interest expense of $2.3 million for the three months ended March 31, 2017, primarily related to our bank debt and income tax related interest expense for our inter-company sale of intellectual property, as compared to $1.2 million of interest expense for the prior year period, primarily related to bank debt.
Foreign Exchange and Other Gains (Losses)
Foreign exchange and other gains (losses) for the three months ended March 31, 2017 included a $3.2 million gain on a sale of a cost-method investment. During the three months ended March 31, 2016, we incurred net FX losses of $1.8 million, primarily related to losses from freestanding FX forward currency contracts and FX losses on commercial transactions, partially offset by net FX gains on intercompany loans and third party assets and liabilities.

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
During the three months ended March 31, 2017 and March 31, 2016, we recorded income tax expense of $5.7 million and income tax benefit of $1.3 million, respectively, with effective income tax rates of 28.3% and 3.2%, respectively.
Our consolidated effective income tax rate for the three months ended March 31, 2017, includes the impact of various discrete tax items, including the recognition of a $3.0 million deferred tax asset related to a reserve for an uncertain tax position recognized in a prior year. Excluding the impact of discrete tax items, our consolidated effective income tax rate for the three months ended March 31, 2017 and March 31, 2016 was 41.6% and 3.2%, respectively.
Our consolidated effective tax rate, excluding discrete tax items, for the three months ended March 31, 2017, includes the full year impact in 2017 of the consolidation of our intangible assets into an entity organized under the laws of England and Wales, which was not effective until the end of the second quarter of 2016. Our consolidated effective income tax rate, excluding discrete tax items, for the three months ended March 31, 2016 was impacted by $32.0 million of unbenefited net operating losses in certain tax jurisdictions.
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
Losses from Equity Method Investments
We recognized losses of $3.1 million during the three months ended March 31, 2017 from our share of investee losses at Highlife, Caisson and MicroPort and $2.7 million during the three months ended March 31, 2016 due to losses from the same private medical start-up companies as well as Respicardia. We accounted for Respicardia as an equity method investment through November 2016, and then due to a loss of our significant influence over Respicardia, we began accounting for our investment in Respicardia as a cost method investment.
Liquidity and Capital Resources
Based on our current business plan, we believe that our existing cash and cash equivalents and future cash generated from operations will be sufficient to fund our expected operating needs, working capital requirements, R&D opportunities, capital expenditures and debt service requirements over the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements. Refer to “Note 6. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt. Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.
No provision has been made for income taxes on unremitted earnings of our foreign controlled subsidiaries (non-U.K. locations) as of March 31, 2017. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries or certain other transactions, we may be liable for income taxes. However, the tax liability on future distributions should not be significant as most jurisdictions with unremitted earnings have various participation exemptions or no withholding tax.

Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating activities	$33,207	$9,600
Investing activities	(4,735)	(8,948)
Financing activities	(6,026)	(27,069)
Effect of exchange rate changes on cash and cash equivalents	484	1,272
Net increase (decrease)	$22,930	$(25,145)
Operating Activities
The increase in cash provided by operating activities, during the three months ended March 31, 2017 as compared to the same prior year period, is primarily the result of an increase in net income partially offset by cash payments for prior period restructuring activities during the three months ended March 31, 2017.
Investing Activities
The decrease in cash used in investing activities during the the three months ended March 31, 2017, as compared to the same prior year period, is primarily the result of proceeds of $3.2 million received from the sale of a cost method investment during the quarter.
Financing Activities
The decrease in cash used in financing activities during the three months ended March 31, 2017 as compared to the same prior year period is primarily the result of the repayment of trade receivable advances and the net repayment of short-term borrowings during the same prior year period.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates, interest rate risks and concentration of procurement suppliers that could adversely affect our consolidated financial position, results of operations or cash flows. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in our 2016 Form 10-K in “Part II, Item 7A Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes from the information provided therein.

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.
(b)  Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 8. Commitments and Contingencies – Litigation and Regulatory Proceedings” in our condensed consolidated financial statements included in this Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
Our business faces many risks. Any of the risks referenced below or elsewhere in this Report on Form 10-Q or our other SEC filings could have a material impact on our business and consolidated financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For additional detailed discussion of risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Part I. Item 1A. Risk Factors” in our 2016 Form 10-K and elsewhere as described in this Report on Form 10-Q.
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ordinary shares.
On June 23, 2016, the United Kingdom (the “UK”) held a referendum in which voters approved an exit from the European Union (the “EU”), commonly referred to as “Brexit.” On March 29, 2017, the UK Government gave formal notice of its intention to leave the EU, formally commencing the negotiations regarding the terms of withdrawal between the UK and the EU. The withdrawal must occur within two years, unless the deadline is extended or a withdrawal agreement is negotiated sooner. The negotiation process will determine the future terms of the UK’s relationship with the EU. The notification does not change the application of existing tax laws, and does not establish a clear framework for what the ultimate outcome of the negotiations and legislative process will be.
Various tax reliefs and exemptions that apply to transactions between EU Member States under existing tax laws may cease to apply to transactions between the UK and EU Member States when the UK ultimately withdraws from the EU. It is unclear at this stage if or when any new tax treaties between the UK and the EU or individual EU Member States will replace those reliefs and exemptions. It is also unclear at this stage what financial, trade and legal implications the withdrawal of the U.K. from the EU will have and how Brexit may affect us, our customers, suppliers, vendors, or our industry.
Several of our wholly owned subsidiaries that are domiciled either in the UK, various EU Member States, or in the United Sates, and our holding company, LivaNova PLC, are party to intercompany transactions and agreements under which LivaNova receives various tax reliefs and exemptions. If certain treaties applicable to our transactions and agreements are not renegotiated or replaced with new treaties containing terms, conditions and attributes similar to those of the existing treaties, the departure of the UK from the EU may have a material adverse impact on our future financial results and results of operations. During the two-year negotiation period, LivaNova will monitor and assess the potential impact of this event and explore possible tax planning strategies that may mitigate or eliminate any such potential adverse impact. LivaNova will not account for the impact of Brexit in our income tax provisions until changes in tax laws or treaties between the UK and the EU or individual EU Member States are enacted or the withdrawal becomes effective.
Our failure to attract and retain qualified personnel and any changes in our key personnel, including officers, could adversely affect our operations.
Our employees are vital to our success and our ability to grow in the future will depend upon our ability to attract, hire and retain highly qualified employees. On March 31, 2017, we announced the resignation of Vivid Sehgal, our Chief Financial Officer, effective May 31, 2017. We are currently engaged in an ongoing effort to identify and hire a successor. We believe that we have thus far been successful in attracting and retaining qualified personnel in a highly-competitive labor market due, in large part, to our competitive compensation and benefits and our rewarding work environment, fostering employee professional training and development and providing employees with opportunities to contribute to our continued growth and success. However, our failure to attract and retain qualified personnel and any changes in our key personnel, including officers, could adversely affect our operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Report on Form 10-Q. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Transaction Agreement, dated March 23, 2015, by and among LivaNova PLC (f/k/a Sand Holdco Limited), Cyberonics, Inc., Sorin S.p.A. and Cypher Merger Sub, Inc.	LivaNova PLC Registration Statement on Form S-4, filed on April 20, 2015, as amended	333-203510	2.1
3.1	Articles of Association of LivaNova PLC	LivaNova PLC Current Report on Form 8-K, filed on October 19, 2015	001-37599	3.1
10.62†	CEO Employment Agreement effective January 1, 2017 between LivaNova Plc and Mr. Damien McDonald	LivaNova Plc Currrent Report on Form 8-K filed on February 28, 2017	001-37599	10.2
10.63†	Side Letter dated January 1, 2017 between LivaNova Plc and Mr. Damien McDonald	LivaNova Plc Current Report on Form 8-K filed on February 28, 2017	001-37599	10.3
10.64†	LivaNova Plc 2017 Short-Term Incentive Plan	LivaNova Plc Current Report on Form 8-K filed on February 28, 2017	001-37599	10.1
10.65†	Termination Agreement dated April 3, 2017 between LivaNova Plc and Mr. Jacques Gutedel	LivaNova Plc Current Report on Form 8-K filed on April 6, 2017	001-37599	10.1
10.66†	Description of Payment Under the 2016 Bonus Plan	LivaNova Plc Current Report on Form 8-K filed on April 25, 2017	001-37599
10.67†*	Mutual termination agreement of the employment contract and full settlement, effective February 8, 2017, between LivaNova PLC - Italian branch and Mr. Brian Sheridan
10.68†*	Consultancy Agreement, effective February 8, 2017, between LivaNova Plc and Mr. Brian Sheridan
10.69†*	Settlement Agreement effective May 31, 2017 between LivaNova PLC and Vivid Sehgal
21.1*	List of Subsidiaries of LivaNova PLC
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Income (Loss) for the three months ended March 31, 2017 and March 31, 2016, (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016, (iii) the Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and March 31, 2016, and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVANOVA PLC

By:	/s/ DAMIEN MCDONALD
Damien McDonald
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

By:	/s/ VIVID SEHGAL
Vivid Sehgal
Chief Financial Officer
(Principal Financial Officer)
Date: May 3, 2017