Form 10-Q
period 2017-06-30
LivaNova PLC
filed 2017-08-09
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at August 7, 2017
Ordinary Shares - £1.00 par value per share	48,181,815

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

________________________________________

NOTE ABOUT FORWARD LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, and include but are not limited to the risks and uncertainties summarized below:
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

•
any legislative or administrative reform to the healthcare system, including the U.S. Medicare or Medicaid systems or international reimbursement systems, that significantly reduces reimbursement for our products or procedures or denies coverage for such products or procedures or enhances coverage for competitive products or procedures, as well as adverse decisions by administrators of such systems on coverage or reimbursement issues relating to our products;

•	failure to maintain the current regulatory approvals for our products’ approved indications;

•	failure to obtain or maintain insurance coverage and reimbursement for our products’ approved indications;

•	unfavorable results from clinical studies;

•	variations in sales and operating expenses relative to estimates;

•	our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of our products;

•	product liability, intellectual property disputes, shareholder-related matters, environmental proceedings, income tax disputes, and other related losses and costs;

•	protection, expiration and validity of our intellectual property;

•	changes in technology, including the development of superior or alternative technology or devices by competitors;

•	failure to comply with applicable U.S. domestic laws and regulations, including federal and state privacy and security laws and regulations;

•	failure to comply with non-U.S. law and regulations;

•	non-U.S. operational and economic risks and concerns;

•	failure to attract or retain key personnel;

•	failure of new acquisitions to further our strategic objectives or strengthen our existing businesses;

•	losses or costs from pending or future lawsuits and governmental investigations;

•	changes in accounting rules that adversely affect the characterization of our consolidated financial position, results of operations or cash flows;

•	changes in customer spending patterns;

•	continued volatility in the global market and worldwide economic conditions; in particular, the implementation of Brexit will likely cause increased economic volatility;

•	changes in tax laws, including changes due to Brexit, or exposure to additional income tax liabilities;

•	harsh weather or natural disasters that interrupt our business operations or the business operations of our hospital-customers; and

•	failure of the market to adopt new therapies or to adopt new therapies quickly.

•
Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2016 Form 10-K.
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

________________________________________

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$321,387	$321,047	$606,492	$608,016
Cost of sales	108,888	130,654	210,351	254,221
Product remediation	1,723	848	931	1,554
Gross profit	210,776	189,545	395,210	352,241
Operating expenses:
Selling, general and administrative	120,369	120,645	232,766	236,511
Research and development	43,007	30,211	72,658	61,901
Merger and integration expenses	3,522	6,200	5,730	12,961
Restructuring expenses	1,118	4,246	11,268	32,838
Amortization of intangibles	11,681	6,292	23,095	22,184
Total operating expenses	179,697	167,594	345,517	366,395
Income (loss) from operations	31,079	21,951	49,693	(14,154)
Interest income	252	321	525	534
Interest expense	(1,578)	(1,978)	(3,893)	(3,170)
Gain on acquisition of Caisson Interventional, LLC	39,428	—	39,428	—
Foreign exchange and other (losses) gains	(2,973)	617	466	(1,218)
Income (loss) before income taxes	66,208	20,911	86,219	(18,008)
Income tax expense	3,313	8,418	8,968	7,160
Losses from equity method investments	(15,397)	(3,536)	(18,482)	(6,253)
Net income (loss)	$47,498	$8,957	$58,769	$(31,421)

Basic income (loss) per share	$0.99	$0.18	$1.22	$(0.64)
Diluted income (loss) per share	$0.98	$0.18	$1.22	$(0.64)
Shares used in computing basic income (loss) per share	48,140	49,056	48,104	48,987
Shares used in computing diluted income (loss) per share	48,303	49,162	48,241	48,987

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$47,498	$8,957	$58,769	$(31,421)
Other comprehensive income (loss):
Net change in unrealized loss on derivatives	(1,310)	(3,501)	(3,943)	(7,266)
Tax effect	559	1,800	1,283	2,186
Net of tax	(751)	(1,701)	(2,660)	(5,080)
Foreign currency translation adjustment, net of tax	56,587	(14,098)	72,017	34,403
Total other comprehensive income (loss)	55,836	(15,799)	69,357	29,323
Total comprehensive income (loss)	$103,334	$(6,842)	$128,126	$(2,098)

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$42,690	$39,789
Accounts receivable, net	305,355	275,730
Inventories	204,680	183,489
Prepaid and refundable taxes	55,584	60,615
Assets held for sale	13,859	4,477
Prepaid expenses and other current assets	49,213	55,973
Total Current Assets	671,381	620,073
Property, plant and equipment, net	211,164	223,842
Goodwill	763,525	691,712
Intangible assets, net	713,176	609,197
Investments	41,013	61,092
Deferred tax assets, net	11,981	6,017
Other assets	121,445	130,698
Total Assets	$2,533,685	$2,342,631
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$55,776	$47,650
Accounts payable	105,109	92,952
Accrued liabilities and other	90,046	75,567
Taxes payable	22,654	22,340
Accrued employee compensation and related benefits	68,863	78,302
Total Current Liabilities	342,448	316,811
Long-term debt obligations	69,741	75,215
Deferred income taxes liability	169,208	172,541
Long-term employee compensation and related benefits	33,102	31,668
Other long-term liabilities	75,666	39,487
Total Liabilities	690,165	635,722
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 48,215,885 shares issued and 48,163,627 shares outstanding at June 30, 2017; 48,156,690 shares issued and 48,028,413 shares outstanding at December 31, 2016	74,652	74,578
Additional paid-in capital	1,726,235	1,719,893
Accumulated other comprehensive income (loss)	870	(68,487)
Retained earnings (deficit)	44,194	(14,575)
Treasury stock at cost, 52,258 shares at June 30, 2017 and 128,277 shares at December 31, 2016	(2,431)	(4,500)
Total Stockholders’ Equity	1,843,520	1,706,909
Total Liabilities and Stockholders’ Equity	$2,533,685	$2,342,631

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income (loss)	$58,769	$(31,421)
Non-cash items included in net income (loss):
Depreciation	17,998	19,483
Amortization	23,095	22,184
Stock-based compensation	8,564	10,807
Deferred income tax benefit	(19,791)	(12,845)
Losses from equity method investments	18,482	6,253
Gain on acquisition of Caisson Interventional, LLC	(39,428)	—
Impairment of property, plant and equipment	4,581	—
Amortization of income taxes payable on inter-company transfers of property	17,770	8,656
Other	1,830	4,723
Changes in operating assets and liabilities:
Accounts receivable, net	(15,912)	(27,174)
Inventories	(6,927)	24,735
Other current and non-current assets	(13,904)	(14,998)
Restructuring reserve	(11,129)	16,803
Accounts payable and accrued current and non-current liabilities	(12,438)	(14,622)
Net cash provided by operating activities	31,560	12,584
Investing Activities:
Purchases of property, plant and equipment and other	(14,923)	(16,656)
Acquisition of Caisson Interventional, LLC, net of cash acquired	(14,194)	—
Proceeds from sale of cost method investment	3,192	—
Proceeds from asset sales	5,170	—
Purchases of short-term investments	—	(7,028)
Maturities of short-term investments	—	7,026
Other	(145)	609
Net cash used in investing activities	(20,900)	(16,049)
Financing Activities:
Change in short-term borrowing, net	(12,812)	(15,599)
Proceeds from short-term borrowing (maturities greater than 90 days)	20,000	—
Repayment of long-term debt obligations	(11,306)	(11,066)
Loans to cost and equity method investees	(6,834)	(3,775)
Repayment of trade receivable advances	—	(21,626)
Proceeds from exercise of stock options and SARs	2,442	4,722
Other	(1,691)	1,168
Net cash used in financing activities	(10,201)	(46,176)
Effect of exchange rate changes on cash and cash equivalents	2,442	914
Net increase (decrease) in cash and cash equivalents	2,901	(48,727)
Cash and cash equivalents at beginning of period	39,789	112,613
Cash and cash equivalents at end of period	$42,690	$63,886

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.  Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of, and for the three and six months ended, June 30, 2017 and June 30, 2016, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.” and such principles, “U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2016 has been derived from audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2016, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the operating results of LivaNova and its subsidiaries, for the three and six months ended June 30, 2017 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our Annual Report on Form 10-K for the year ended December 31, 2016.
Description of the Mergers
On October 19, 2015 LivaNova became the holding company of the combined businesses of Cyberonics, Inc. (“Cyberonics”) and Sorin S.p.A. (“Sorin”) (the “Mergers”). Based on the structure of the Mergers, management determined that Cyberonics was considered to be the accounting acquirer and predecessor for accounting purposes.
Reclassification of Prior Year Comparative Period Presentation
To conform the condensed consolidated statement of income (loss) for the three and six months ended June 30, 2016, to the current period presentation, we reclassified $0.8 million and $1.6 million, respectively, of Litigation Related Expenses to the Product Remediation line, and $0.5 million and $0.8 million, respectively, of Litigation Related Expenses to Selling, General and Administrative Expenses.
To conform the condensed consolidated balance sheet as of December 31, 2016 to the current period presentation, we reclassified $4.5 million of Assets Held for Sale, relating to our plan to exit the Costa Rica manufacturing operation, to a separate line item in the condensed consolidated balance sheet from Prepaid Expenses and Other Current Assets. We received $4.9 million in proceeds from the sale of our Costa Rica manufacturing operation during the three months ended June 30, 2017.
To conform the condensed consolidated statement of cash flows for the six months ended June 30, 2016 to the current period presentation, certain amounts were reclassified within Operating Activities.
Significant Accounting Policies
Our significant accounting policies are detailed in "Note 2: Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2016. A further explanation of our Foreign Currency accounting policy is discussed below:

Foreign Currency
Our functional currency is the U.S. dollar, however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. We determine the functional currency of our subsidiaries that exist and operate in different economic and currency environments based on the primary economic environment in which the subsidiary operates, that is, the currency of the environment in which an entity primarily generates and expends cash. Our significant foreign subsidiaries are located in Europe and the U.S. The functional currency of our significant European subsidiaries is the euro and the functional currency of our significant U.S. subsidiaries is the U.S. dollar.

Assets and liabilities for subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars based on a combination of both current and historical exchange rates, while their revenues earned and expenses incurred are translated into U.S. dollars at average period exchange rates. Translation adjustments are included as in Accumulated Other Comprehensive Income (Loss) in the condensed consolidated balance sheets. Gains and losses arising from transactions denominated in a currency different from an entity’s functional currency are included in Foreign exchange and other gains (losses) in our condensed consolidated statements of income (loss).

Note 2. Acquisitions
In support of our strategic growth initiatives, on May 2, 2017, we acquired the remaining 51% equity interests in Caisson Interventional, LLC (“Caisson”) for a purchase price of up to $72.0 million, net of $6.3 million of debt forgiveness, consisting of $18.0 million paid at closing, $14.4 million to be paid after 12 months, and contingent consideration of up to $39.6 million to be paid on a schedule driven primarily by regulatory approvals and sales earnouts.
Caisson, a clinical-stage medical device company based in Maple Grove, Minnesota, is focused on the design, development and clinical evaluation of a novel transcatheter mitral valve replacement (“TMVR”) implant device with a fully transvenous delivery system.
The following table presents the acquisition date fair-value of the consideration transferred and the fair value of our interest in Caisson prior to the acquisition (in thousands):

Cash (1)	$15,660
Debt forgiven (2)	6,309
Deferred consideration (1)	12,994
Contingent consideration (1)	29,303
Fair value of consideration transferred	64,266
Fair value of our interest prior to the acquisition (2)	52,505
Fair value of total consideration	$116,771

(1)
Concurrent with the acquisition, we recognized $5.8 million of post-combination compensation expense. Of this amount, $2.4 million is reflected as a reduction of $18.0 million in cash paid at closing of the acquisition, while $3.4 million increased the deferred consideration and contingent consideration liabilities recognized at the date of the acquisition to a total of $14.1 million and $31.7 million, respectively.

(2)
On the acquisition date, we remeasured the notes receivable from Caisson and our existing investment in Caisson at fair value and recognized a pre-tax non-cash gain of $1.3 million and $38.1 million, respectively, which are included in Gain on acquisition of Caisson Interventional, LLC in the condensed consolidated statements of income (loss).

The following table presents the preliminary purchase price allocation at fair value for the Caisson acquisition (in thousands):

Cash and cash equivalents	$1,468
In-process research and development	89,000
Goodwill	42,417
Other assets	918
Current liabilities	1,023
Deferred income tax liabilities, net	16,009
Net assets acquired	$116,771
Acquired goodwill of $9.6 million is expected to be deductible for tax purposes. Additionally, $3.0 million of the initial cash payment has been deposited in escrow for future claims indemnification. Of this amount, $2.0 million is included in Prepaid expenses and other current assets and the remaining $1.0 million is included in Other long-term assets on the condensed consolidated balance sheet at June 30, 2017.
We recognized acquisition-related expense of approximately $1.0 million for legal and valuation expenses during the three months ended June 30, 2017. These expenses are included within selling, general and administrative expenses in the condensed consolidated statements of income (loss). Additionally, the results of Caisson for the period of May 2, 2017 through June 30, 2017 added no revenue and $2.0 million in expenses in our condensed consolidated statement of income (loss) for the three and six months ended June 30, 2017.

The contingent consideration arrangements are composed of potential cash payments upon the achievement of certain regulatory milestones and a sales-based earnout associated with sales of products covered by the purchase agreement. The sales-based earnout was valued using projected sales from our internal strategic plans. Both arrangements are Level 3 fair value measurements and include the following significant unobservable inputs (in thousands):

	Fair value at May 2, 2017	Valuation Technique	Unobservable Input	Ranges
Regulatory milestone-based payments	$14,883	Discounted cash flow	Discount rate	2.6% - 3.4%
			Probability of payment	90-95%
			Projected payment years	2018-2023

Sales-based earnout	16,805	Monte Carlo simulation	Discount rate	11.5-12.7%
			Sales volatility	36.9%
			Projected years of sales	2019-2033
	$31,688
Note 3. Restructuring
Our 2015 and 2016 Reorganization Plans (the “Plans”) were initiated October 2015 and March 2016, respectively, in conjunction with the completion of the Mergers. We initiated these plans to leverage economies of scale, streamline distribution and logistics and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these plans were reported as ‘Restructuring expenses’ in our operating results in the condensed consolidated statements of income (loss). We estimate that the Plans will result in a net reduction of approximately 323 personnel of which 270 have occurred as of June 30, 2017.
In March 2017, we committed to a plan to sell our Suzhou Industrial Park facility in Shanghai, China. As a result of this exit plan we recorded an impairment of the building and equipment of $4.6 million and accrued $0.5 million of additional costs, primarily related to employee severance, during the six months ended June 30, 2017. In addition, the remaining carrying value of the land, building and equipment was reclassified to Assets Held for Sale in March 2017, with a balance of $13.9 million as of June 30, 2017, on the condensed consolidated balance sheet.
The following table presents restructuring expense accrual detail (in thousands):

	Employee severance and other termination costs	Other	Total
Balance at December 31, 2016	$21,092	$3,056	$24,148
Charges	6,193	5,075	11,268
Cash payments and adjustments	(20,312)	(5,457)	(25,769)
Balance at June 30, 2017	$6,973	$2,674	$9,647
The following table presents restructuring expense by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cardiac Surgery	$501	$751	$6,503	$4,962
Cardiac Rhythm Management	(1,479)	855	(1,359)	16,021
Neuromodulation	(185)	1,973	499	4,136
Other	2,281	667	5,625	7,719
Total	$1,118	$4,246	$11,268	$32,838

Note 4. Product Remediation Liability
At December 31, 2016, we recognized a liability for a product remediation plan related to our 3T Heater-Cooler device (“3T device”). The remediation plan we developed consists primarily of a modification of the 3T device design to include internal sealing and addition of a vacuum system to new and existing devices. These changes are intended to address regulatory actions and further reduce the risk of possible dispersion of aerosols from 3T devices in the operating room. The deployment of this solution for commercially distributed devices will occur upon final validation and verification of the design changes and approval or clearance by regulatory authorities worldwide, including FDA clearance in the United States (“U.S.”) In April 2017, we obtained CE Mark in Europe for the design change of the 3T device. As part of this plan, we also intend to perform a no-charge deep disinfection service for 3T device users who have reported confirmed M. chimaera mycobacterium contamination. Although the deep disinfection service is not yet available in the U.S., it is currently offered in many countries around the world and will be expanded to additional geographies as regulatory approvals are received. We are continuing with the loaner program for 3T devices, initiated in the fourth quarter of 2016, to provide existing 3T device users with a new loaner 3T device at no charge pending regulatory approval and implementation of the vacuum system addition and deep disinfection service worldwide. This loaner program began in the U.S. and is being progressively made available on a global basis, prioritizing and allocating devices to 3T device users based on pre-established criteria. Finally, in May 2017 we completed our first vacuum and sealing upgrade on a customer-owned device. As capacity of upgrade components increases, we anticipate expanding the vacuum and sealing upgrade program to as many countries as possible throughout the remainder of 2017.
Changes in the carrying amount of the product remediation liability are as follows (in thousands):

Balance at December 31, 2016	$33,487
Adjustments	(15)
Remediation activity	(3,076)
Effect of changes in foreign currency exchange rates	1,579
Balance at June 30, 2017	$31,975
It is reasonably possible that our estimate of the remediation liability could materially change in future periods due to the various significant assumptions involved such as customer behavior, market reaction and the timing of approvals or clearance by regulatory authorities worldwide. We recognize changes in estimates on a prospective basis. For further information, please refer to “Note 9. Commitments and Contingencies - 3T Heater-Cooler Devices.” At this stage, no liability has been recognized with respect to any lawsuits involving us related to the 3T device, while related legal costs are expensed as incurred.

Note 5. Investments
Cost-Method Investments
Our cost-method investments are included in Investments in the condensed consolidated balance sheets and consist of our equity positions in the following privately-held companies (in thousands):

	June 30, 2017	December 31, 2016
Respicardia Inc. (1)	$20,046	$17,518
ImThera Medical, Inc. (2)	12,000	12,000
Rainbow Medical Ltd. (3)	4,045	3,733
MD Start II	571	526
Other (4)	145	—
	$36,807	$33,777

(1)
Respicardia Inc. (“Respicardia”) is a privately funded U.S. company developing an implantable device designed to restore a more natural breathing pattern during sleep in patients with central sleep apnea ("CSA") by transvenously stimulating the phrenic nerve. During the six months ended June 30, 2017, we loaned Respicardia $1.4 million, which is included in Prepaid expenses and other current assets on the condensed consolidated balance sheet.

(2)
ImThera Medical Inc. (“ImThera”) is a privately funded U.S. company developing a neurostimulation device system for the treatment of obstructive sleep apnea. During the six months ended June 30, 2017, we loaned ImThera $1.0 million, which is included in Other assets on the condensed consolidated balance sheet.

(3)	Rainbow Medical Ltd. is a private Israeli venture capital company that seeds and grows companies developing medical devices in a diverse range of medical fields.

(4)
During the six months ended June 30, 2017, we sold our investment in Istituto Europeo di Oncologia S.R.L, for a gain of $3.2 million. This gain is included in Foreign exchange and other (losses) gains in the condensed consolidated statement of income (loss).

Equity Method Investments
Our equity-method investments consist of our equity position in the following entities (in thousands, except for percent ownership):

	% Ownership (1)	June 30, 2017	December 31, 2016
Caisson Interventional LLC (2)		$—	$16,423
Highlife S.A.S. (3)	38.0%	883	6,009
MicroPort Sorin CRM (Shanghai) Co. Ltd.	49.0%	3,306	4,867
Other		17	16
Total		$4,206	$27,315

(1)	Ownership percentages as of June 30, 2017.

(2)
On May 2, 2017, we acquired the 51% remaining equity interests in Caisson Interventional LLC (“Caisson”), and we began consolidating the results of Caisson as of the acquisition date. Refer to “Note 2. Acquisitions” and to “Note 6. Fair Value Measurements” for further information.

(3)
Highlife S.A.S is a privately held clinical-stage medical device company located in France and is focused on the development of a unique transcatheter mitral valve replacement system to treat patients with mitral regurgitation. During the three months ended June 30, 2017, we recognized an impairment of our investment in, and notes receivable from, Highlife, see the paragraph below for further details.

Highlife Impairment
We recognized an impairment of our equity-method investment in, and notes receivable from, Highlife S.A.S. (“Highlife”) during the three months ended June 30, 2017. Certain factors, including a revision in our investment strategy, indicated that the carrying value of our aggregate investment might not be recoverable and that the decrease in value of our aggregate investment was other than temporary. We, therefore, estimated the fair value of our investment and notes receivable using the market approach. The estimated fair value of our aggregate investment was below our carrying value by $13.0 million. This aggregate impairment was included in Losses from Equity Method Investments in the condensed consolidated statements of income (loss). The updated carrying value of our notes receivable from Highlife at June 30, 2017 was $0.8 million and is included in Other Assets on the condensed consolidated balance sheet.

Note 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of	Fair Value Measurements Using Inputs Considered as:
	June 30, 2017	Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (FX)	$1,813	$—	$1,813	$—

Liabilities:
Derivative liabilities - designated as cash flow hedges (interest rate swaps)	$1,899	$—	$1,899	$—
Derivative liabilities - freestanding instruments (FX)	84	—	84	—
Contingent payments (1)	36,080	—	—	36,080
	$38,063	$—	$1,983	$36,080

	Fair Value as of	Fair Value Measurements Using Inputs Considered as:
	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (FX)	$4,911	$—	$4,911	$—
Derivative assets - freestanding instruments (FX)	3,358	—	3,358	—
	$8,269	$—	$8,269	$—

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$942	$—	$942	$—
Derivative Liabilities - designated as cash flow hedges (interest rate swaps)	1,392	—	1,392	—
Contingent payments (1)	3,890	—	—	3,890
	$6,224	$—	$2,334	$3,890

(1)	These contingent payments arose as a result of acquisitions, refer to “Note 15. Supplemental Financial Information - Other Long-Term Liabilities” for further information.

Note 7. Financing Arrangements
The outstanding principal amount of long-term debt (in thousands, except interest rates):

	June 30, 2017	December 31, 2016	Maturity	Interest Rate
European Investment Bank (1)	$76,072	$78,987	June 2021	0.95%
Banca del Mezzogiorno (2)	6,283	6,747	December 2019	0.50% - 3.15%
Mediocredito Italiano (3)	7,404	7,276	December 2023	0.50% - 3.07%
Bpifrance (ex-Oséo)	1,724	1,909	October 2019	2.58%
Region Wallonne	804	798	December 2023 and June 2033	0.00% - 2.42%
Mediocredito Italiano - mortgages and other	803	799	September 2021 and September 2026	0.40% - 0.65%
Total debt	93,090	96,516
Less current portion of long-term debt	23,349	21,301
Total long-term debt	$69,741	$75,215

(1)
The European Investment Bank (“EIB”) loan was obtained in July 2014 to support product development projects. The interest rate for the EIB loan is reset by the lender each quarter based on the Euribor. Interest payments are paid quarterly and principal payments are paid semi-annually.

(2)	The Banca del Mezzogiorno loan was obtained in January 2015 to support R&D projects as a part of the Large Strategic Project program of the Italian Ministry of Education.

(3)	We obtained the Mediocredito Italiano Bank loan in July 2016 as part of the Fondo Innovazione Teconologica program implemented by the Italian Ministry of Education.
Revolving Credit
The outstanding principal amount of our short-term unsecured revolving credit agreements and other agreements with various banks was $32.4 million and $26.4 million, at June 30, 2017 and December 31, 2016, respectively, with interest rates ranging from 0.2% to 12.6% and loan terms ranging from one day to 365 days.
European Investment Bank Financing Agreement
On June 29, 2017, we entered into a new finance contract (the “Finance Contract”) with the EIB to support financing of certain of our R&D projects. The Finance Contract has a borrowing base of €100 million (or approximately $114 million USD equivalent) and can be drawn in up to two tranches, each in a minimum amount of €50 million (or approximately $57 million USD equivalent). Drawdowns must occur by December 30, 2018, and the last repayment date of any tranche will be no earlier than four years and no later than eight years after the disbursement of the relevant tranche. Loans under the Finance Contract are subject to certain covenants and other terms and conditions. No loan drawdowns have occurred as of June 30, 2017.
Note 8. Derivatives and Risk Management
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations. In addition, due to certain loans with floating interest rates, we are also subject to the impact of changes in interest rates on our interest payments. We enter into foreign currency exchange rate (“FX”) derivative contracts and interest rate swap contracts to reduce the impact of foreign currency rate and interest rate fluctuations on earnings and cash flow. We measure all outstanding derivatives each period end at fair value and report the fair value as either financial assets or liabilities in the consolidated balance sheets. We do not enter into derivative contracts for speculative purposes. At inception of the contract, the derivative is designated as either a freestanding derivative or a hedge. Derivatives that are not designated as hedging instruments are referred to as freestanding derivatives with changes in fair value included in earnings.
If the derivative qualifies for hedge accounting, depending on the nature of the hedge and hedge effectiveness, changes in the fair value of the derivative will either be recognized immediately in earnings or recorded in other Accumulated Other Comprehensive Income (loss) (“AOCI”) until the hedged item is recognized in earnings upon settlement/termination. FX derivative gains and losses in AOCI are reclassified to the consolidated statement of income (loss) as shown in the tables below and interest rate swaps gains and losses in AOCI are reclassified to interest expense in the consolidated statement of income (loss). We evaluate hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings. Cash flows from derivative contracts are reported as operating activities in the condensed consolidated statements of cash flows.
Freestanding Derivative FX Contracts
The gross notional amount of freestanding derivatives outstanding at June 30, 2017 and December 31, 2016 was $240.5 million and $489.1 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans, our European Investment Bank loan, and trade receivables. We recorded net losses for these freestanding derivatives of $5.4 million and $7.2 million for the three and six months ended June 30, 2017, respectively, and net gains of $6.1 million and $2.2 million for the three and six months ended June 30, 2016, respectively. These gains and losses are included in Foreign Exchange and Other (Losses) Gains in the condensed consolidated statements of income (loss).
Cash Flow Hedges
Notional amounts of open derivative contracts designated as cash flow hedges (in thousands):

Description of contract:	June 30, 2017	December 31, 2016
FX derivative contracts to be exchanged for British Pounds	$19,268	$6,663
FX derivative contracts to be exchanged for Japanese Yen	58,902	57,840
FX derivative contracts to be exchanged for Canadian Dollars	15,868	—
Interest rate swap contracts	60,907	63,246
	$154,945	$127,749
After-tax net gain associated with derivatives designated as cash flow hedges recorded in the ending balance of Accumulated Other Comprehensive Income and the amount expected to be reclassified to earnings in the next 12 months (in thousands):

Description of contract:	June 30, 2017	Net amount expected to be reclassified to earnings in the next 12 months
FX derivative contracts	$613	$613
Interest rate swap contracts	346	87
	$959	$700
Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in Other Comprehensive Income (Loss) (“OCI”) and the amount reclassified to earnings from Accumulated Other Comprehensive Income (Loss) (“AOCI”) (in thousands):

		Three Months Ended June 30,
		2017		2016
Description of derivative contract	Location in earnings of reclassified gain or loss	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings:	(Losses) Gains Recognized in OCI	Losses Reclassified from AOCI to Earnings:
FX derivative contracts	Foreign Exchange and Other (Losses) Gains	$(755)	$(532)	$(4,887)	$(42)
FX derivative contracts	SG&A	—	544	—	(1,270)
Interest rate swap contracts	Interest expense	—	543	18	(56)
		$(755)	$555	$(4,869)	$(1,368)

		Six Months Ended June 30,
		2017		2016
Description of derivative contract	Location in earnings of reclassified gain or loss	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings:	Losses Recognized in OCI	Gains (Losses)Reclassified from AOCI to Earnings:
FX derivative contracts	Foreign Exchange and Other (Losses) Gains	$(7,587)	$(5,210)	$(8,467)	$148
FX derivative contracts	SG&A	—	1,354	—	(1,561)
Interest rate swap contracts	Interest expense	—	212	(301)	(89)
		$(7,587)	$(3,644)	$(8,768)	$(1,502)

The following tables present the fair value on a gross basis, and the location of, derivative contracts reported in the condensed consolidated balance sheets (in thousands):

June 30, 2017	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$897
Interest rate swap contracts	Other assets	—	Other long-term liabilities	1,002
FX derivative contracts	Prepaid expenses and other current assets	1,813	Accrued liabilities	—
Total derivatives designated as hedging instruments		1,813		1,899
Derivatives not designated as hedging instruments
FX derivative contracts	Prepaid expenses and other current assets	—	Accrued liabilities	84
Total derivatives not designated as hedging instruments		—		84
		$1,813		$1,983

December 31, 2016	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$942
Interest rate swap contracts	Other assets	—	Other long-term liabilities	1,392
FX derivative contracts	Prepaid expenses and other current assets	4,911	Accrued liabilities	—
Total derivatives designated as hedging instruments		4,911		2,334
Derivatives not designated as hedging instruments
FX derivative contracts	Prepaid expenses and other current assets	3,358	Accrued liabilities	—
Total derivatives not designated as hedging instruments		3,358		—
		$8,269		$2,334

(1)	For the classification of input used to evaluate the fair value of our derivatives, refer to “Note 6. Fair Value Measurements.”
Note 9.  Commitments and Contingencies
3T Heater-Cooler Devices
FDA Warning Letter.
On December 29, 2015, the FDA issued LivaNova a Warning Letter (the “Warning Letter”) alleging certain violations of FDA regulations applicable to medical device manufacturers at our Munich, Germany and Arvada, Colorado facilities.

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
The Warning Letter further stated that our 3T devices and other devices we manufactured at our Munich facility are subject to refusal of admission into the U.S. until resolution of the issues set forth by the FDA in the Warning Letter. The FDA has informed us that the import alert is limited to the 3T devices, but that the agency reserves the right to expand the scope of the import alert if future circumstances warrant such action. The Warning Letter did not request that existing users cease using the 3T device, and manufacturing and shipment of all of our products other than the 3T device remain unaffected by the import limitation. To help clarify these issues for current customers, we issued an informational Customer Letter in January 2016, and that same month agreed with the FDA on a process for shipping 3T devices to existing U.S. users pursuant to a certificate of medical necessity program.
Lastly, the Warning Letter stated that premarket approval applications for Class III devices to which certain Quality System regulation deviations identified in the Warning Letter are reasonably related will not be approved until the violations have been corrected. However, this restriction applies only to the Munich and Arvada facilities, which do not manufacture or design devices subject to Class III premarket approval.
We continue to work diligently to remediate the FDA’s inspectional observations for the Munich facility, as well as the additional issues identified in the Warning Letter. We take these matters seriously and intend to respond timely and fully to the FDA’s requests.
CDC and FDA Safety Communications and Company Field Safety Notice Update
On October 13, 2016 the Centers for Disease Control and Prevention (“CDC”) and FDA separately released safety notifications regarding the 3T devices. The CDC’s Morbidity and Mortality Weekly Report (“MMWR”) and Health Advisory Notice (“HAN”) reported that tests conducted by CDC and its affiliates indicate that there appears to be genetic similarity between both patient and 3T device strains of the non-tuberculous mycobacterium (“NTM”) bacteria M. chimaera isolated in hospitals in Iowa and Pennsylvania. Citing the geographic separation between the two hospitals referenced in the investigation, the report asserts that 3T devices manufactured prior to August 18, 2014 could have been contaminated during the manufacturing process. The CDC’s HAN and FDA’s Safety Communication, issued contemporaneously with the MMWR report, each assess certain risks associated with 3T devices and provide guidance for providers and patients. The CDC notification states that the decision to use the 3T device during a surgical operation is to be taken by the surgeon based on a risk approach and on patient need. Both the CDC’s and FDA’s communications confirm that 3T devices are critical medical devices and enable doctors to perform life-saving cardiac surgery procedures.
Also on October 13, 2016, we issued a Field Safety Notice Update for U.S. users of 3T devices to proactively and voluntarily contact facilities to aid in implementation of the CDC and FDA recommendations. In the fourth quarter of 2016, we initiated a program to provide existing 3T device users with a new loaner 3T device at no charge pending regulatory approval and implementation of additional risk mitigation strategies worldwide. This loaner program began in the U.S. and is being progressively made available on a global basis, prioritizing and allocating devices to 3T device users based on pre-established criteria. We anticipate that this program will continue until we are able to address customer needs through a broader solution that includes implementation of one or more of the risk mitigation strategies currently under review with regulatory agencies.
At December 31, 2016, we recognized a liability for our product remediation plan related to our 3T device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally in November and December 2016, and furthermore, the cost associated with the plan was reasonably estimable. At June 30, 2017, the product remediation liability was $32.0 million. Refer to “Note 4. Product Remediation Liability” for additional information.

Litigation
On February 12, 2016, LivaNova was alerted that a class action complaint had been filed in the U.S. District Court for the Middle District of Pennsylvania with respect to our 3T devices, naming as evidence, in part, the Warning Letter issued by the FDA in December 2015. The named plaintiffs to the complaint underwent open heart surgeries at WellSpan York Hospital and Penn State Milton S. Hershey Medical Center in 2015, and the complaint alleges that: (i) patients were exposed to a harmful form of bacteria, known as nontuberculous mycobacterium (“NTM”), from our 3T devices; and (ii) we knew or should have known that design or manufacturing defects in 3T devices can lead to NTM bacterial colonization, regardless of the cleaning and disinfection procedures used (and recommended by us). Named plaintiffs seek to certify a class of plaintiffs consisting of all Pennsylvania residents who underwent open heart surgery at WellSpan York Hospital and Penn State Milton S. Hershey Medical Center between 2011 and 2015 and who are currently asymptomatic for NTM infection (approximately 3,600 patients).
The putative class action, which has not been certified, seeks: (i) declaratory relief finding the 3T devices are defective and unsafe for intended uses; (ii) medical monitoring; (iii) general damages; and (iv) attorneys’ fees. On March 21, 2016, the plaintiffs filed a First Amended Complaint adding Sorin Group Deutschland GmbH and Sorin Group USA, Inc., wholly-owned subsidiaries of LivaNova PLC, as defendants. On September 29, 2016 the Court dismissed LivaNova PLC from the case, and on October 11, 2016, the Court denied our motion to dismiss Sorin Group Deutschland GmbH and Sorin Group USA, Inc. from the lawsuit.
In addition to the case addressed in the preceding section, we have received additional lawsuits in the U.S. and Canada related to surgical cases in which a 3T device was allegedly used. Approximately 50 additional lawsuits have been filed against us in state and federal courts in the U.S. and three cases have been filed in Canada.
We intend to defend each of these claims vigorously. Given the relatively early stage of each of these matters, we cannot give any assurances that additional legal proceedings making the same or similar allegations will not be filed against us or one of our subsidiaries, nor that the resolution of these complaints or other related litigation in connection therewith will not have a material adverse effect on our business, results of operations, financial condition and/or liquidity. We have not recognized an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Other Litigation
SNIA Litigation
Sorin was created as a result of a spin-off (the “Sorin spin-off”) from SNIA S.p.A. (“SNIA”). The Sorin spin-off, which spun off SNIA’s medical technology division, became effective on January 2, 2004. Pursuant to the Italian Civil Code, in a spin-off transaction, the parent and the spun-off company can be held jointly liable up to the actual value of the shareholders’ equity conveyed or received (we estimate that the value of the shareholders’ equity received was approximately €573 million (approximately $654 million USD equivalent) for certain indebtedness or liabilities of the pre-spin-off company.
We believe and have argued before the relevant fora that Sorin is not jointly liable with SNIA for its alleged SNIA debts and liabilities. Specifically, between 1906 and 2010, SNIA’s subsidiaries Caffaro Chimica S.r.l. and Caffaro S.r.l. and their predecessors (the “SNIA Subsidiaries”), conducted certain chemical operations (the “Caffaro Chemical Operations”), at sites in Torviscosa, Brescia and Colleferro, Italy (the “Caffaro Chemical Sites”). These activities allegedly resulted in substantial and widely dispersed contamination of soil, water and ground water. In connection with SNIA’s Italian insolvency proceedings, the Italian Ministry of the Environment and the Protection of Land and Sea (the “Italian Ministry of the Environment”), sought compensation from SNIA in an aggregate amount of €3.4 billion (approximately $3.9 billion USD equivalent) for remediation costs relating to the environmental damage at the Caffaro Chemical Sites.
In September 2011, the Bankruptcy Court of Udine, and in July 2014, the Bankruptcy Court of Milan each held (in proceedings to which we are not parties) that the Italian Ministry of the Environment and other Italian government agencies (the “Public Administrations”) were not creditors of either SNIA Subsidiaries or SNIA in connection with their claims in the context of their Italian insolvency proceedings. In January 2016, the Court of Udine rejected the appeal brought by the Italian Public Administrations. The Public Administrations have appealed that second loss in pending proceedings before the Italian Supreme Court. The appeal by the Public Administrations before the Court of Milan remains pending.
In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company. SNIA’s civil action against Sorin also named the Public Administrations Italian Ministry of the Environment and other Italian government agencies, as defendants, in order to have them bound to the final ruling.

On April 1, 2016 (the “Decision”) the Court of Milan dismissed all legal actions of SNIA and of the Public Administration against Sorin, further requiring the Public Administrations to pay Sorin €300,000 (or approximately $342,600 USD equivalent), as legal fees (of which SNIA is jointly liable for €50,000).
On June 21, 2016, the Public Administrations filed an appeal against the Decision before the Court of Appeal of Milan. The first hearing of the appeal proceedings was held on December 20, 2016, and the final hearing is now scheduled for November 22, 2017. After such hearing, the parties will file their final briefs, and the Court is expected to render its decision in mid-2018. SNIA did not file an appeal.
We (as successor to Sorin in the litigation) continue to believe that the risk of material loss relating to the SNIA litigation is not probable as a result of the reasoning contained in, and legal conclusions reached in, the recent court decisions described above. We also believe that the amount of potential losses relating to the SNIA litigation is, in any event, not estimable given that the underlying alleged damages, related remediation costs, allocation and apportionment of any such responsibility, which party is responsible, and various time periods involving different parties, all remain issues in dispute and that no final decision on a remediation plan has been approved. As a result, we have not made any accrual in connection with the SNIA litigation.
Pursuant to European Union, United Kingdom and Italian cross-border merger regulations applicable to the Mergers, legacy Sorin liabilities, including any potential liabilities arising from the claims against Sorin relating to the SNIA litigation, are assumed by us as successor to Sorin. Although we believe the claims against Sorin in connection with the SNIA litigation are without merit and continue to contest them vigorously, there can be no assurance as to the outcome. A finding during any appeal or novel proceedings that we are liable for environmental damage at the Caffaro Chemical Sites or its alleged cause(s) could have a material adverse effect on our results of operations, financial condition and/or liquidity.
Environmental Remediation Order
On July 28, 2015, Sorin and other direct and indirect shareholders of SNIA received an administrative order from the Italian Ministry of the Environment (the “Remediation Order”), directing them to promptly commence environmental remediation efforts at the Caffaro Chemical Sites (as described above). We (as successor to Sorin) believe that we should not be liable for damages relating to the Caffaro Chemical Operations pursuant to the Italian statute on which the Remediation Order relies because, inter alia, the statute does not apply to activities occurring prior to 2006, the date on which the statute was enacted. (Sorin was spun off from SNIA in 2004). Additionally, we believe that Sorin should not be subject to the Remediation Order because Italian environmental regulations only permit such an order to be imposed on an “operator” of a remediation site, and Sorin never operated any activity of whatsoever nature at any of the industrial sites concerned and, further, was never identified in any legal proceeding as an operator at any of the Caffaro Chemical Sites and could not and in fact did not cause any environmental damage at any of the Caffaro Chemical Sites.
Accordingly, we (as successor to Sorin) alongside other parties, challenged the Remediation Order before the Administrative Court of Lazio in Rome (the “TAR”).
On March 21, 2016 the TAR annulled the Remediation Order based on the fact that (i) the Remediation Order lacks any detailed analysis of the causal link between the alleged damage and our activities, a pre-condition to imposition of the measures proposed in the Remediation Order, (ii) the situation of the Caffaro site does not require urgent safety measures, because no new pollution events have occurred and no additional information or evidence of a situation of contamination exists, and (iii) there was no proper legal basis for the Remediation Order, and in any event, the Ministry failed to verify the legal elements that could have led to a conclusion of legal responsibility of the recipients of the Remediation Order.
The TAR decisions described above have been appealed by the Ministry before the Council of State. No information on the timing of the first hearing of this appeal is presently available. We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Opposition to Merger Proceedings
On July 28, 2015, the Public Administrations filed an opposition proceeding to the proposed merger between Sorin and Cyberonics (the “Merger”), before the Commercial Courts of Milan, asking the Court to prohibit the execution of the Merger. In its initial decision on August 20, 2015, the Court authorized the Merger and the Public Administrations did not appeal this decision. The proceeding then continued as a civil case, with the Public Administration seeking damages against us. The Commercial Court of Milan delivered a first instance decision on October 6, 2016 fully rejecting the Public Administration’s request and awarding us €200,000 (approximately $228,000 USD equivalent) in damages for frivolous litigation, plus €200,000 (approximately $228,000 USD equivalent) in legal fees. The Public Administrations has appealed this decision to the Court of Appeal of Milan. The final hearing is scheduled on January 17, 2018. The Court of Appeal is likely to make a decision in mid-June 2018. We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Tax Litigation
In a tax audit report received on October 30, 2009, the Regional Internal Revenue Office of Lombardy (the “Internal Revenue Office”) informed Sorin Group Italia S.r.l. that, among several issues, it was disallowing in part (for a total of €102.6 million (approximately $117.2 million USD equivalent), related to tax years 2002 through 2006) a tax-deductible write down of the investment in the U.S. company, Cobe Cardiovascular Inc., which Sorin Group Italia S.r.l. recognized in 2002 and deducted in five equal installments, beginning in 2002. In December 2009, the Internal Revenue Office issued notices of assessment for 2002, 2003 and 2004. The assessments for 2002 and 2003 were automatically voided for lack of merit. In December 2010 and October 2011, the Internal Revenue Office issued notices of assessment for 2005 and 2006, respectively. We challenged all three notices of assessment (for 2004, 2005 and 2006) before the relevant Provincial Tax Courts.
The preliminary challenges filed for 2004, 2005 and 2006 were denied at the first jurisdictional level. We appealed these decisions. The appeal submitted against the first-level decision for 2004 was successful. The Internal Revenue Office appealed this second-level decision to the Italian Supreme Court (Corte di Cassazione) on February 3, 2017. The Italian Supreme Court’s decision is pending.
The appeal submitted against the first-level decisions for 2005 and 2006 were rejected. We appealed these adverse decisions to the Italian Supreme Court, which is still pending.
In November 2012, the Internal Revenue Office served a notice of assessment for 2007, and in July 2013, served a notice of assessment for 2008. In these matters the Internal Revenue Office claims an increase in taxable income due to a reduction (similar to the previous notices of assessment for 2004, 2005 and 2006) of the losses reported by Sorin Group Italia S.r.l. for the 2002, 2003 and 2004 tax periods, and subsequently utilized in 2007 and 2008. We challenged both notices of assessment. The Provincial Tax Court of Milano has stayed its decision for years 2007 and 2008 pending resolution of the litigation regarding years 2004, 2005, and 2006. The total amount of losses in dispute is €62.6 million (approximately $71.5 million USD equivalent). We have continuously reassessed our potential exposure in these matters, taking into account the recent, and generally adverse, trend to Italian taxpayers in this type of litigation. Although we believe that our defensive arguments are strong, noting the adverse trend in some of the court decisions, we have recognized a risk provision of €17.0 million (approximately $19.4 million USD equivalent).
Other Matters
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

Note 10.  Stockholders’ Equity
Comprehensive income
The table below presents the change in each component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and the reclassifications out of AOCI into net earnings for the six months ended June 30, 2017 and June 30, 2016 (in thousands):

	Change in Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
As of December 31, 2016	$3,619	$(72,106)	$(68,487)
Other comprehensive (loss) income before reclassifications, before tax	(7,587)	72,017	64,430
Tax benefit	1,821	—	1,821
Other comprehensive (loss) income before reclassifications, net of tax	(5,766)	72,017	66,251
Reclassification of loss from accumulated other comprehensive income, before tax	3,644	—	3,644
Tax benefit	(538)	—	(538)
Reclassification of loss from accumulated other comprehensive income, after tax	3,106	—	3,106
Net current-period other comprehensive (loss) income, net of tax	(2,660)	72,017	69,357
As of June 30, 2017	$959	$(89)	$870

As of December 31, 2015	$888	$(55,116)	$(54,228)
Other comprehensive (loss) income before reclassifications, before tax	(8,768)	34,403	25,635
Tax benefit	2,639	—	2,639
Other comprehensive (loss) income before reclassifications, net of tax	(6,129)	34,403	28,274
Reclassification of loss from accumulated other comprehensive income, before tax	1,502	—	1,502
Tax benefit	(453)	—	(453)
Reclassification of loss from accumulated other comprehensive income, after tax	1,049	—	1,049
Net current-period other comprehensive (loss) income, net of tax	(5,080)	34,403	29,323
As of June 30, 2016	$(4,192)	$(20,713)	$(24,905)

(1)	Taxes are not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

Note 11. Stock-Based Incentive Plans
Stock-based incentive plans compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service-based stock appreciation rights ("SARs")	$1,866	$2,009	$3,466	$4,584
Service-based restricted stock units ("RSUs")	2,289	2,393	4,493	5,904
Market-based performance restricted stock units	177	—	181	3
Operating performance-based restricted stock units	388	289	424	316
Total stock-based compensation expense	$4,720	$4,691	$8,564	$10,807
During the three months ended June 30, 2017, we executed stock-based compensatory grant agreements with contract terms agreed upon by us and the respective individuals, as approved by the Compensation Committee of our Board of Directors. Grants with service conditions vest ratably over four years subject to forfeiture unless service conditions are met. Market-based grants vest ratably over four years subject to forfeiture unless certain future prices of our shares on the NASDAQ Stock Market exceed certain threshold prices in the first year following the grant date. And finally, operating performance-based grants vest ratably over four years subject to forfeiture unless certain thresholds of adjusted net sales and adjusted net income are met for fiscal year 2017. Compensation expense related to grant agreements executed during the three months ended June 30, 2017 was $1.2 million.
Stock-based compensation agreements executed during the three months ended June 30, 2017, representing potential shares and their weighted average grant date fair values by type follows (shares in thousands, fair value in dollars):

	Three Months Ended June 30, 2017
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	639	$17.03
Service-based RSUs	108	57.37
Market-based performance RSUs	158	25.29
Operating performance-based RSUs	189	56.18
Note 12.  Income Taxes
During the three and six months ended June 30, 2017, we recorded consolidated income tax expense of $3.3 million and $9.0 million, respectively, with consolidated effective income tax rates of 5.0% and 10.4%, respectively.
During the three and six months ended June 30, 2016, we recorded consolidated income tax expense of $8.4 million and $7.2 million, respectively, with consolidated effective income tax rates of 40.3% and (39.8)%, respectively.
Our consolidated effective income tax rates for the three and six months ended June 30, 2017 include the impact of various discrete tax items, including the acquisition of Caisson and the $38.1 million non-taxable gain recognized to re-measure our existing equity investment in Caisson at fair value on the acquisition date. Additionally, we recognized a $3.9 million deferred tax benefit associated with certain temporary differences arising from the Mergers. Discrete tax items for the six months ended June 30, 2017 also include the recognition of a $3.0 million deferred tax asset related to a reserve for an uncertain tax position recognized in a prior year, in addition to various other discrete items.
Our consolidated effective tax rate for the three and six months ended June 30, 2016 was impacted by $58.7 million of unbenefited net operating losses in certain tax jurisdictions, including France and the U.K.

Note 13. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share, (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$47,498	$8,957	$58,769	$(31,421)

Denominator:
Basic weighted average shares outstanding	48,140	49,056	48,104	48,987
Add effects of share-based compensation instruments (1)	163	106	137	—
Diluted weighted average shares outstanding	48,303	49,162	48,241	48,987
Basic income (loss) per share	$0.99	$0.18	$1.22	$(0.64)
Diluted income (loss) per share	$0.98	$0.18	$1.22	$(0.64)

(1)
Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2017 were approximately 1.8 million stock options, SARs and restricted share units outstanding as of June 30, 2017, because to include them would be anti-dilutive. Excluded from the computation of diluted earnings per share for the three months ended June 30, 2016 were approximately 1.5 million stock options, SARs and restricted share units outstanding as of June 30, 2016, because to include them would be anti-dilutive. Excluded from the computation of diluted earnings per share for the six months ended June 30, 2016, were approximately 131 thousand average outstanding stock options, SARs and restricted share units that would have been dilutive but were excluded due to the net loss.

Note 14. Geographic and Segment Information
Segment Information
We identify operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Cardiac Surgery, Neuromodulation, and Cardiac Rhythm Management.
The Cardiac Surgery segment generates its revenue from the development, production and sale of cardiovascular surgery products. Cardiac Surgery products include oxygenators, heart-lung machines, autotransfusion systems, mechanical heart valves and tissue heart valves.
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
The Cardiac Rhythm Management segment generates its revenue from the development, manufacturing and marketing of products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. Cardiac Rhythm Management products include high-voltage defibrillators, cardiac resynchronization therapy devices and low-voltage pacemakers.
“Other” includes Corporate shared services expenses for finance, legal, human resources and information technology and Corporate business development (“New Ventures”). New Ventures, which includes our recent Caisson acquisition, is focused on new growth platforms and identification of other opportunities for expansion.
Net sales of our reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. We define segment income as operating income before merger and integration, restructuring, and amortization of intangibles.

Net sales and income (loss) from operations by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales:	2017	2016	2017	2016
Cardiac Surgery	$158,586	$161,051	$297,790	$304,494
Neuromodulation	97,015	90,039	184,174	171,397
Cardiac Rhythm Management	65,544	69,558	123,824	131,289
Other	242	399	704	836
	$321,387	$321,047	$606,492	$608,016

	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) from Operations:	2017	2016	2017	2016
Cardiac Surgery	$23,665	$9,020	$39,683	$11,406
Neuromodulation	51,747	47,240	93,425	87,822
Cardiac Rhythm Management	5,617	(335)	8,109	(9,834)
Other	(33,629)	(17,236)	(51,431)	(35,565)
Total Reportable Segments’ Income from Operations	47,400	38,689	89,786	53,829
Merger and integration expenses	3,522	6,200	5,730	12,961
Restructuring expenses	1,118	4,246	11,268	32,838
Amortization of intangibles	11,681	6,292	23,095	22,184
Income (Loss) from operations	$31,079	$21,951	$49,693	$(14,154)
The following tables present our assets and capital expenditures by segment (in thousands):

Assets:	June 30, 2017	December 31, 2016
Cardiac Surgery	$1,351,706	$1,277,799
Neuromodulation	600,074	611,085
Cardiac Rhythm Management	345,464	341,998
Other	236,441	111,749
	$2,533,685	$2,342,631

	Three Months Ended June 30,		Six Months Ended June 30,
Capital expenditures:	2017	2016	2017	2016
Cardiac Surgery	$3,957	$4,820	$7,751	$10,309
Neuromodulation	517	1,906	1,978	3,821
Cardiac Rhythm Management	1,148	715	2,806	1,195
Other	1,185	258	2,388	1,331
	$6,807	$7,699	$14,923	$16,656

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2017 were as follows (in thousands):

	Neuromodulation	Cardiac Surgery	Cardiac Rhythm Management	Other	Total
December 31, 2016	$315,943	$375,769	$—	$—	$691,712
Goodwill as a result of acquisitions (1)	—	—	—	42,418	42,418
Foreign currency adjustments	—	29,395	—	—	29,395
June 30, 2017	$315,943	$405,164	$—	$42,418	$763,525

(1)	Goodwill recognized as a result of the Caisson acquisition. Refer to “Note 2. Acquisitions”.
Geographic Information
We operate under three geographic regions: United States, Europe, and Rest of World. Net sales to external customers by geography are determined based on the country the products are shipped to and are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2017	2016	2017	2016
United States	$129,558	$124,411	$243,907	$238,553
Europe (1) (2)	105,039	111,130	201,385	210,385
Rest of World	86,790	85,506	161,200	159,078
Total (3)	$321,387	$321,047	$606,492	$608,016

(1)
Net sales to external customers in the United Kingdom include $9.2 million and $17.3 million for the three and six months ended June 30, 2017, respectively and $10.5 million and $19.1 million for the three and six months ended June 30, 2016, respectively.

(2)	Includes those countries in Europe where we have a direct sales presence. Countries where sales are made through distributors are included in Rest of World.

(3)
No single customer represented over 10% of our consolidated net sales. Except for the U.S. and France, no country’s net sales exceeded 10% of our consolidated net sales. French sales were $34.1 million and $67.0 million for the three and six months ended June 30, 2017, respectively, and $34.4 million and $67.0 million for the three and six months ended June 30, 2016, respectively.

Property, plant and equipment, net by geography are as follows (in thousands):

PP&E	June 30, 2017	December 31, 2016
United States	$62,615	$61,279
Europe (1)	134,267	130,777
Rest of World	14,282	31,786
Total	$211,164	$223,842

(1)	Property, plant and equipment, net included with Europe includes $2.9 million and $3.0 million in the United Kingdom at June 30, 2017 and December 31, 2016, respectively.
Note 15. Supplemental Financial Information
Accounts receivable, net, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Trade receivables from third parties	$316,866	$285,336
Allowance for bad debt	(11,511)	(9,606)
	$305,355	$275,730

Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$52,220	$47,704
Work-in-process	37,482	32,316
Finished goods	114,978	103,469
	$204,680	$183,489
Inventories are reported net of the provision for obsolescence which totaled $12.3 million and $9.8 million at June 30, 2017 and December 31, 2016, respectively.
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Income taxes payable on inter-company transfers of property (1)	$19,445	$19,445
Deposits and advances to suppliers	6,212	5,417
Earthquake grant receivable	4,824	4,748
Current loans and notes receivable	2,294	7,093
Escrow deposit - Caisson	2,000	—
Derivative contract assets	1,813	8,269
Other prepaid expenses	12,625	11,001
	$49,213	$55,973

(1)
The income taxes payable on intercompany transfers of property asset is the asset account created to defer the income tax effect of an intercompany intellectual property sale and intercompany inventory sales pursuant to ASC 810-10-45-8.

Other assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Income taxes payable on inter-company transfers of property (1)	$113,779	$124,551
Investments (2)	3,105	2,537
Loans and notes receivable	1,931	2,029
Escrow deposit - Caisson	1,000	—
Guaranteed deposits	768	940
Other	862	641
	$121,445	$130,698

(1)
The income taxes payable on intercompany transfers of property asset is the asset account created to defer the income tax effect of an intercompany intellectual property sale and intercompany inventory sales pursuant to ASC 810-10-45-8.

(2)	Primarily cash surrender value of company owned life insurance policies.

Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Product remediation liability (1)	$22,115	$23,464
Deferred compensation - Caisson acquisition	14,052	—
Legal and other administrative costs	9,077	6,184
Provisions for agents, returns and other	7,984	7,271
Restructuring related liabilities	6,725	16,859
Product warranty obligations	2,278	2,736
Royalty costs	2,257	2,503
Escrow indemnity liability - Caisson	2,000	—
Deferred income and government grants	3,039	1,708
Derivative contract liabilities (2)	981	942
Research and development costs	961	839
Other	18,577	13,061
	$90,046	$75,567

(1)	Refer to “Note 4. Product Remediation Liability.”

(2)	Refer to “Note 8. Derivatives and Risk Management.”
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Contingent payments (1)	$36,080	$3,890
Uncertain tax positions	11,553	11,108
Product remediation liability (2)	9,860	10,023
Government grants	6,256	3,803
Derivative contract liabilities (3)	1,002	1,392
Escrow indemnity liability - Caisson	1,000	—
Unfavorable operating leases (4)	248	1,672
Other	9,667	7,599
	$75,666	$39,487

(1)
The contingent payments liability represents contingent payments related to three acquisitions: the first and second acquisitions, in September 2015, were Cellplex PTY Ltd. in Australia and the commercial activities of a local distributor in Colombia. The contingent payments for the first acquisition are based on achievement of sales targets by the acquiree through June 30, 2018 and the contingent payments for the second acquisition are based on sales of cardiopulmonary disposable products and heart lung machines of the acquiree through December 2019. Refer to “Note 6. Fair Value Measurements.” The third acquisition, Caisson, occurred in May 2017. Refer to “Note 2. Acquisitions”.

(2)	Refer to “Note 4. Product Remediation Liability.”

(3)	Refer to “Note 8. Derivatives and Risk Management.”

(4)	Unfavorable operating leases represent the adjustment to recognize future lease obligations at their estimated fair value in conjunction with the Mergers.

Note 16. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Update No. 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance when it becomes effective. This new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. We expect to adopt the new standard under the cumulative effect transition method. We are evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Update 2016-01 requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes recognized in net income. However, an entity may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The amendments, in addition, reduce complexity of the impairment assessment of equity investments without readily determinable fair values with regard to the other-than-temporary impairment guidance. The amendments also require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of certain provisions is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. While many aspects of lessor accounting remain the same, the new standard makes some changes, such as eliminating the current real estate-specific guidance. The new standard requires lessees and lessors to classify most leases using a principle generally consistent with that of “IAS 17 - Leases,” which is similar to U.S. GAAP but without the use of bright lines. The standard also changes what is considered initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that year. Early adoption is permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This simplified the accounting for certain aspects of share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted the amendments of ASU 2016-09 (each “an Amendment”) effective January 1, 2017, using the following methods:
We adopted the Amendment that requires all of the tax effects related to the settlement of share based compensation awards to be recorded through the income statement on a prospective basis. The adoption of this Amendment did not have a material effect on income tax expense for the six months ended June 30, 2017.
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
Under the Amendment related to forfeitures, entities are permitted to make a company-wide accounting policy election to either estimate forfeitures each period, as required prior to this Amendment’s effective date, or to account for forfeitures as they occur. We elected to continue to account for forfeitures using the estimation method.
We adopted the Amendment related to the timing of when excess tax benefits are recognized, which requires that all windfalls and shortfalls be recognized when they arise. There were no unrecognized excess tax benefits prior to the adoption of the Amendment.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230 -Statement of Cash Flows). Update 2016-15 provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such “intra-entity transfers” until the assets have been sold to an outside party. The amendment should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment directly to retained earnings as of the beginning of the period in which the guidance is adopted. The rule is effective for annual periods after December 15, 2017, including interim periods within those annual reporting periods. We currently estimate the cumulative-effect reduction to retained earnings to be approximately $65.2 million upon adoption at January 1, 2018.
In March 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of a Business. This update clarifies when a set of assets and activities is a business. The amendments provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This update is effective for annual periods after December 15, 2017, including interim periods within those annual reporting periods. We are currently evaluating the impact of adopting this update on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. This update requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this Update also allow only the service cost component to be eligible for capitalization when applicable. This Update takes effect for annual periods after December 15, 2017, including interim periods within those annual reporting periods. We are currently evaluating the impact of adopting this update on our consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes which appear elsewhere in this document and with our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our 2016 Form 10-K and elsewhere in this quarterly report.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.
Business Overview
We are a public limited company organized under the laws of England and Wales, headquartered in London, United Kingdom (“U.K.”). We are a global medical device company focused on the development and delivery of important therapeutic solutions for the benefit of patients, healthcare professionals and healthcare systems throughout the world. Working closely with medical professionals in the fields of Cardiac Surgery, Neuromodulation and Cardiac Rhythm Management, we design, develop, manufacture and sell innovative therapeutic solutions that are consistent with our mission to improve our patients’ quality of life, increase the skills and capabilities of healthcare professionals and minimize healthcare costs.

Business Franchises
We operate our business through three segments: Neuromodulation, Cardiac Surgery and Cardiac Rhythm Management. Our three reportable segments correspond to our Business Franchises and each Business Franchise corresponds to one of our three main therapeutic areas aligned to best serve our customers. Corporate activities include corporate business development (“New Ventures”). New Ventures is focused on new growth platforms and identification of other opportunities for expansion and investment.
For further information regarding our business segments, historical financial information and our methodology for the presentation of financial results, please refer to the condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q.
Cardiac Surgery Update
On October 5, 2015, we announced the initiation of PERSIST-AVR, the first international, prospective post-market randomized multi-center clinical study evaluating the Perceval sutureless aortic valve compared to standard sutured bioprostheses in patients with aortic valve disease. The study is expected to enroll 1,234 patients within a two-year enrollment period and patients will be followed until five years post procedure. In January 2017, the independent study, “Aortic Valve Replacement With Sutureless Perceval Bioprosthesis: Single-Center Experience With 617 Implants,” was presented to The Society of Thoracic Surgeons. The study found that AVR procedures conducted with the Perceval sutureless valve resulted in low mortality and excellent hemodynamic performance for patients.
In January 2016, we announced FDA approval of the Perceval sutureless valve. The Perceval valve, the only sutureless biological aortic replacement valve on the market today, employs a unique self-anchoring frame that enables the surgeon to replace the diseased valve without suturing it into place. While we have been selling Perceval in other parts of the world for several years, we began commercial distribution of the device in the United States last year, with the first implant announced on March 8, 2016. The Perceval valve has been implanted in more than 20,000 patients in more than 310 hospitals in 34 countries across the world.
In addition, in early February 2016, we announced that we received FDA approval of our CROWN PRT valve for the treatment of aortic valve disease. The CROWN PRT valve uses a stented aortic bioprosthesis technology and features a surgeon-friendly design, with optimized hemodynamics and a patented phospholipid reduction treatment (“PRT”), designed to enhance valve durability. We anticipate launching the CROWN PRT valve in the U.S. later this year.
In March 2017, we committed to a plan to sell our Suzhou Industrial Park facility in Shanghai, China, an emerging market greenfield project for the local manufacture of Cardiopulmonary disposable products in Suzhou Industrial Park in China. As a result of this exit plan we recorded an impairment of the building and equipment of $4.6 million and accrued $0.5 million of additional costs, primarily related to employee severance, during the six months ended June 30, 2017, included in Restructuring Expenses in the condensed consolidated statement of income (loss). In addition, the land, building and equipment were recorded as Assets Held for Sale on the condensed consolidated balance sheet, with a carrying value of $13.9 million as of June 30, 2017.
3T Heater-Cooler Devices
FDA Warning Letter.
On December 29, 2015, the U.S. Food and Drug Administration (“FDA”) issued LivaNova a Warning Letter (the “Warning Letter”) alleging certain violations of FDA regulations applicable to medical device manufacturers at our Munich, Germany and Arvada, Colorado facilities.
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
The Warning Letter further stated that our 3T devices and other devices we manufactured at our Munich facility are subject to refusal of admission into the United States until resolution of the issues set forth by the FDA in the Warning Letter. The FDA has informed us that the import alert is limited to the 3T devices, but that the agency reserves the right to expand the scope of the import alert if future circumstances warrant such action. The Warning Letter did not request that existing users cease using the 3T device, and manufacturing and shipment of all of our products other than the 3T device remain unaffected by the import limitation. To help clarify these issues for current customers, we issued an informational Customer Letter in January 2016, and that same month agreed with the FDA on a process for shipping 3T devices to existing U.S. users pursuant to a certificate of medical necessity program.

Lastly, the Warning Letter stated that premarket approval applications for Class III devices to which certain Quality System regulation deviations identified in the Warning Letter are reasonably related will not be approved until the violations have been corrected. However, this restriction applies only to the Munich and Arvada facilities, which do not manufacture or design devices subject to Class III premarket approval.
We continue to work diligently to remediate the FDA’s inspectional observations for the Munich facility, as well as the additional issues identified in the Warning Letter. We take these matters seriously and intend to respond timely and fully to the FDA’s requests.
CDC and FDA Safety Communications and Company Field Safety Notice Update
On October 13, 2016 the Centers for Disease Control and Prevention (“CDC”) and FDA separately released safety notifications regarding the 3T devices. The CDC’s Morbidity and Mortality Weekly Report (“MMWR”) and Health Advisory Notice (“HAN”) reported that tests conducted by CDC and its affiliates indicate that there appears to be genetic similarity between both patient and 3T device strains of the non-tuberculous mycobacterium (“NTM”) bacteria M. chimaera isolated in hospitals in Iowa and Pennsylvania. Citing the geographic separation between the two hospitals referenced in the investigation, the report asserts that 3T devices manufactured prior to August 18, 2014 could have been contaminated during the manufacturing process. The CDC’s HAN and FDA’s Safety Communication, issued contemporaneously with the MMWR report, each assess certain risks associated with 3T devices and provide guidance for providers and patients. The CDC notification states that the decision to use the 3T device during a surgical operation is to be taken by the surgeon based on a risk approach and on patient need. Both the CDC’s and FDA’s communications confirm that 3T devices are critical medical devices and enable doctors to perform life-saving cardiac surgery procedures.
Also on October 13, 2016, we issued a Field Safety Notice Update for U.S. users of 3T devices to proactively and voluntarily contact facilities to aid in implementation of the CDC and FDA recommendations. In the fourth quarter of 2016, we initiated a program to provide existing 3T device users with a new loaner 3T device at no charge pending regulatory approval and implementation of additional risk mitigation strategies worldwide. This loaner program began in the U.S. and is being progressively made available on a global basis, prioritizing and allocating devices to 3T device users based on pre-established criteria. We anticipate that this program will continue until we are able to address customer needs through a broader solution that includes implementation of one or more of the risk mitigation strategies currently under review with regulatory agencies.
At December 31, 2016, we recognized a liability for our product remediation plan related to our 3T device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally in November and December 2016, and furthermore, the cost associated with the plan was reasonably estimable. At June 30, 2017, the product remediation liability was $32.0 million. Refer to “Note 4. Product Remediation Liability” for additional information.
Litigation
On February 12, 2016, LivaNova was alerted that a class action complaint had been filed in the U.S. District Court for the Middle District of Pennsylvania with respect to our 3T devices, naming as evidence, in part, the Warning Letter issued by the FDA in December 2015. The named plaintiffs to the complaint underwent open heart surgeries at WellSpan York Hospital and Penn State Milton S. Hershey Medical Center in 2015, and the complaint alleges that: (i) patients were exposed to a harmful form of bacteria, known as nontuberculous mycobacterium (“NTM”), from our 3T devices; and (ii) we knew or should have known that design or manufacturing defects in 3T devices can lead to NTM bacterial colonization, regardless of the cleaning and disinfection procedures used (and recommended by us). Named plaintiffs seek to certify a class of plaintiffs consisting of all Pennsylvania residents who underwent open heart surgery at WellSpan York Hospital and Penn State Milton S. Hershey Medical Center between 2011 and 2015 and who are currently asymptomatic for NTM infection (approximately 3,600 patients).
The putative class action, which has not been certified, seeks: (i) declaratory relief finding the 3T devices are defective and unsafe for intended uses; (ii) medical monitoring; (iii) general damages; and (iv) attorneys’ fees. On March 21, 2016, the plaintiffs filed a First Amended Complaint adding Sorin Group Deutschland GmbH and Sorin Group USA, Inc. as defendants. On September 29, 2016 the Court dismissed LivaNova PLC from the case, and on October 11, 2016, the Court denied our motion to dismiss Sorin Group Deutschland GmbH and Sorin Group USA, Inc. from the lawsuit.
In addition to the case addressed in the preceding section, we have received additional lawsuits in the U.S. and Canada related to surgical cases in which a 3T device was allegedly used. Approximately 50 additional lawsuits have been filed against us in state and federal courts in the U.S. and three cases have been filed in Canada.

We intend to defend each of these claims vigorously. Given the relatively early stage of each of these matters, we cannot give any assurances that additional legal proceedings making the same or similar allegations will not be filed against us or one of our subsidiaries, nor that the resolution of these complaints or other related litigation in connection therewith will not have a material adverse effect on our business, results of operations, financial condition and/or liquidity. We have not recognized an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Neuromodulation Update
Epilepsy
Our product development efforts are directed toward improving the VNS Therapy System and developing new products that provide additional features and functionality. We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, lead and programming software. We will be required to obtain appropriate U.S. and international regulatory approvals, and clinical studies may be a prerequisite to regulatory approvals for some products. We recently submitted our application to the FDA for our Sentiva implantable generator and system. The Sentiva generator will be our newest VNS Therapy device and will incorporate the same technology as AspireSR, but will be closer in size to the smaller Demipulse generator. We anticipate approval of this device in the latter part of 2017.
In June 2017, the FDA approved our VNS Therapy device for use in patients who are at least four years of age and have partial onset seizures that are refractory to antiepileptic medications. VNS Therapy is the first and only FDA-approved device for of drug-resistant epilepsy in this pediatric population. Previously, VNS Therapy was approved by the FDA for patients 12 years or older.
Depression
In March 2017, The American Journal of Psychiatry published the results of the longest and largest naturalistic study on effective treatments for patients experiencing chronic and severe depression. The findings showed that the addition of VNS Therapy to traditional treatment methods is effective in reducing symptoms in patients with treatment-resistant depression.
Cardiac Rhythm Management Update
In January 2016, we announced that we received regulatory approval in Japan to market the KORA 250TM pacemaker, a full-body MRI conditional pacemaker equipped with our proprietary Automatic MRI mode. In addition, the device is designed to proactively manage comorbidities, including SafeR and the ability to monitor patients for severe sleep apnea. SafeR is an optimized ventricular pacing mode designed to physiologically manage all types of intrinsic atrioventricular conduction and minimize unnecessary right ventricular pacing.
New Ventures Update
Heart failure
New Ventures is focused on the development and clinical testing of the VITARIA® System for treating heart failure through vagus nerve stimulation.
We received CE Mark approval of the VITARIA System in February 2015 for patients who have moderate to severe heart failure (New York Heart Association Class II/III) with left ventricular dysfunction (ejection fraction < 40%) and who remain symptomatic despite stable, optimal heart failure drug therapy. The VITARIA System provides a specific method of VNS called autonomic regulation therapy (“ART”), and it includes the same elements as the VNS Therapy System - pulse generator, lead, programming wand and software, programming computer, tunneling tool and accessory pack - without the patient kit with magnets. We conducted a pilot study, ANTHEM-HF, outside the United States, which concluded in 2014. The study results support the safety and efficacy of ART delivered by the VITARIA System. We submitted the results to our European Notified Body, DEKRA, and on February 20, 2015, we received CE Mark approval. The VITARIA System is not approved in the U.S. During 2014, we also initiated a second pilot study, ANTHEM-HFpEF, to study ART in patients experiencing symptomatic heart failure with preserved ejection fraction. This pilot study is currently underway outside the United States.
Obstructive sleep apnea
ImThera Medical, Inc. (“ImThera”) is a privately held, emerging-growth company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea. We have an investment of $12.0 million in ImThera, and a $1 million note receivable due from ImThera for a loan made during the six months ended June 30, 2017 to fund operating expenses.

Mitral valve regurgitation
Mitral regurgitation occurs when the heart’s mitral valve does not close tightly, which allows blood to flow backwards in the heart. This reduces the amount of blood that flows to the rest of the body, making the patient feel tired or out of breath. Treatment depends on the nature and the severity of mitral regurgitation. In certain cases, heart surgery may be needed to repair or replace the valve. Left untreated, severe mitral valve regurgitation can cause heart failure or heart rhythm problems (arrhythmias). We are invested in three mitral valve startups. Cardiosolutions Inc., Highlife and Caisson. Cardiosolutions, a startup headquartered in the U.S. in which we have held an interest since 2012, is developing an innovative spacer technology for treating mitral regurgitation. Highlife, headquartered in France, is focused on developing devices for treating mitral regurgitation through percutaneous replacement of the native mitral valve. We recognized an impairment of our equity method investment in, and notes receivable from, Highlife during the three months ended June 30, 2017. The estimated fair value of our investment and notes receivable were below our carrying value by $13.0 million.
On May 2, 2017, we agreed to pay up to $72.0 million to acquire the remaining 51% equity interests in Caisson in support of our strategic growth initiatives. Caisson is developing a device for treating mitral regurgitation through replacement of the native mitral valve using a fully transvenous delivery system. As a result of our acquisition of Caisson, we began consolidating the results of Caisson as of May 2, 2017.
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
New accounting pronouncements are disclosed in “Note 16. New Accounting Pronouncements” contained in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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

Results of Operations
We are reporting, in this Quarterly Report on Form 10-Q, the results for LivaNova and its consolidated subsidiaries for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016.
The following table summarizes our condensed consolidated results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$321,387	$321,047	$606,492	$608,016
Cost of sales	108,888	130,654	210,351	254,221
Product remediation	1,723	848	931	1,554
Gross profit	210,776	189,545	395,210	352,241
Operating expenses:
Selling, general and administrative	120,369	120,645	232,766	236,511
Research and development	43,007	30,211	72,658	61,901
Merger and integration expenses	3,522	6,200	5,730	12,961
Restructuring expenses	1,118	4,246	11,268	32,838
Amortization of intangibles	11,681	6,292	23,095	22,184
Total operating expenses	179,697	167,594	345,517	366,395
Income (loss) from operations	31,079	21,951	49,693	(14,154)
Interest income	252	321	525	534
Interest expense	(1,578)	(1,978)	(3,893)	(3,170)
Gain on acquisition of Caisson Interventional, LLC	39,428	—	39,428	—
Foreign exchange and other (losses) gains	(2,973)	617	466	(1,218)
Income (loss) before income taxes	66,208	20,911	86,219	(18,008)
Income tax expense	3,313	8,418	8,968	7,160
Losses from equity method investments	(15,397)	(3,536)	(18,482)	(6,253)
Net income (loss)	$47,498	$8,957	$58,769	$(31,421)

Net Sales
The table below illustrates net sales by operating segment and market geography (in thousands, except for percentages):

	Three Months Ended June 30,
	2017	2016	% Change
Cardiac Surgery
United States	$45,924	$46,309	(0.8)%
Europe (1)	44,643	47,347	(5.7)%
Rest of World	68,019	67,395	0.9%
	158,586	161,051	(1.5)%
Neuromodulation
United States	81,405	75,811	7.4%
Europe (1)	9,514	9,430	0.9%
Rest of World	6,096	4,798	27.1%
	97,015	90,039	7.7%
Cardiac Rhythm Management
United States	2,230	2,327	(4.2)%
Europe (1)	50,882	54,411	(6.5)%
Rest of World	12,432	12,820	(3.0)%
	65,544	69,558	(5.8)%
Other	242	399	(39.3)%
	$321,387	$321,047	0.1%

	Six Months Ended June 30,
	2017	2016	% Change
Cardiac Surgery
United States	$84,169	$87,230	(3.5)%
Europe (1)	85,599	90,211	(5.1)%
Rest of World	128,022	127,053	0.8%
	297,790	304,494	(2.2)%
Neuromodulation
United States	155,064	146,053	6.2%
Europe (1)	17,443	15,785	10.5%
Rest of World	11,667	9,559	22.1%
	184,174	171,397	7.5%
Cardiac Rhythm Management
United States	4,674	5,294	(11.7)%
Europe (1)	98,343	104,429	(5.8)%
Rest of World	20,807	21,566	(3.5)%
	123,824	131,289	(5.7)%
Other	704	836	(15.8)%
	$606,492	$608,016	(0.3)%

(1)	Includes those countries in Europe where LivaNova has a direct sales presence. Countries where sales are made through distributors are included in Rest of World.

The table below illustrates segment income (loss) from operations (in thousands):

	Three Months Ended June 30,
	2017	2016	% Change
Cardiac Surgery	$23,665	$9,020	162.4%
Neuromodulation	51,747	47,240	9.5%
Cardiac Rhythm Management	5,617	(335)	1,776.7%
Other	(33,629)	(17,236)	95.1%
Total Reportable Segment's Income from Operations (1)	47,400	38,689	22.5%

	Six Months Ended June 30,
	2017	2016	% Change
Cardiac Surgery	39,683	11,406	247.9%
Neuromodulation	93,425	87,822	6.4%
Cardiac Rhythm Management	8,109	(9,834)	182.5%
Other	(51,431)	(35,565)	44.6%
Total Reportable Segment's Income from Operations (1)	89,786	53,829	66.8%

(1)	For a reconciliation of segment operating income to consolidated operating income refer to “Note 14. Geographic and Segment Information”.
Cardiac Surgery net sales decreased by 1.5% and 2.2% for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively. Net sales decreased $2.5 million for the three months ended June 30, 2017 primarily due to unfavorable foreign currency exchange rate fluctuations of approximately $2.1 million. Heart valve sales decreased due to lower European sales and a decline in mechanical heart valve sales globally, partially offset by increased demand for Perceval sutureless tissue heart valves in the U.S. The decrease in heart valve sales was partially offset by an increase in cardiopulmonary sales due to increased demand for heart-lung machines as customers upgraded to the newest S5 device. The total decrease in net sales of $6.7 million for the six month period was impacted by unfavorable foreign currency exchange rate fluctuations of approximately $3.3 million and an overall decline in sales in Europe, which witnessed a decrease of $4.6 million. Cardiac Surgery operating income for the three and six months ended June 30, 2017 increased 162% and 248%, respectively, over the prior year periods. The increase was primarily driven by inventory fair value step up amortization of $10.2 million and $24.9 million that was recognized in the three and six months ended June 30, 2016. The inventory fair value step up was fully amortized during the three months ended June 30, 2016. In addition, operating income for the three and six months ended June 30, 2017 was positively impacted by favorable product mix from sales of our higher margin products when compared to the prior periods. The positive impacts to operating income were offset by decreases in net sales during the three and six month periods ended June 30, 2017.
Net sales for Neuromodulation increased by 7.7% and 7.5% for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively. The total increase in net sales of $7.0 million for the three months ended June 30, 2017 was mostly driven by an increase in U.S. sales which increased $5.6 million over the prior year period primarily due to strong new patient sales and price premiums. Rest of World net sales increase of $1.3 million or 27.1% was due primarily to increased sales in Canada and emerging markets. The total increase in net sales of $12.8 million for the six-month period was also principally due to an increase in U.S. sales, which increased $9.0 million, coupled with an increase of $2.1 million in Rest of World sales. Neuromodulation operating income was positively impacted both by increased net sales and manufacturing efficiencies related to our AspireSR products. This positive impact was partially offset by increased selling, general and administrative costs driven by sales force expansion in the U.S.
Cardiac Rhythm Management net sales decreased by 5.8% and 5.7% for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively. The total decline in net sales of $4.0 million and $7.5 million for the three and six months ended June 30, 2017 was primarily due to unfavorable foreign currency exchange rate fluctuations of $1.6 million and $3.2 million for the three and six months ended June 30, 2017, respectively, and a decrease in Implantable Cardiac Defibrillators (“ICDs”) sales as the first half of 2016 marked the initial launch roll-out of the PLATINIUM ICD. These negative impacts to net sales were offset by growth for PLATINIUM Cardiac Resynchronization Therapy devices (“CRT-Ds”) in Europe and continued demand for KORA 250 pacemakers in Japan. Cardiac Rhythm Management operating income increased $6.0 million and $17.9 million for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods. The increase was primarily driven by inventory fair value step up amortization of $3.5 million and $10.1 million that was recognized in the three and six months periods ended June 30, 2016. The inventory fair value step-up was fully amortized during the three months ended June 30, 2016. Cost reductions resulting from prior restructuring actions also contributed to the increase in operating income. The positive impacts to operating income were offset by decreases in sales during the three and six month periods ended June 30, 2017.
Other comprises the results from our corporate activities and new ventures. Operating loss from Other increased $16.4 million and $15.8 million for the three and six months ended June 30, 2017, respectively, when compared to the prior year periods. The increases for both periods were primarily driven by $5.8 million in post-combination compensation expense recognized concurrent with the acquisition of Caisson, $4.9 million in compensation expense associated with the retention of the employees of Caisson, an increase of approximately $3.0 million in corporate professional fees, and the inclusion of the results of Caisson from the date of acquisition which reflected $2.0 million in expenses,
Cost of Sales and Expenses
The table below illustrates our comparative cost of sales and major expenses as a percentage of sales:

	Three Months Ended June 30,
	2017	2016	% Change
Cost of sales	33.9%	40.7%	(6.8)%
Product remediation	0.5%	0.3%	0.2%
Gross profit	65.6%	59.0%	6.6%
Operating expenses:
Selling, general and administrative	37.5%	37.6%	(0.1)%
Research and development	13.4%	9.4%	4.0%
Merger and integration expenses	1.1%	1.9%	(0.8)%
Restructuring expenses	0.3%	1.3%	(1.0)%
Amortization of intangibles	3.6%	2.0%	1.6%

	Six Months Ended June 30,
	2017	2016	% Change
Cost of sales	34.7%	41.8%	(7.1)%
Product remediation	0.2%	0.3%	(0.1)%
Gross profit	65.2%	57.9%	7.3%
Operating expenses:
Selling, general and administrative	38.4%	38.9%	(0.5)%
Research and development	12.0%	10.2%	1.8%
Merger and integration expenses	0.9%	2.1%	(1.2)%
Restructuring expenses	1.9%	5.4%	(3.5)%
Amortization of intangibles	3.8%	3.6%	0.2%
Cost of Sales
Cost of sales consisted primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components. Our cost of sales as a percentage of net sales decreased by 6.8% to 33.9% and by 7.1% to 34.7% for the three and six months ended June 30, 2017 as compared to the prior year periods. The cost improvement was primarily due to the amortization of the fair value step-up in inventory basis in connection with the Mergers that accounted for 4.3% and 5.7% of the decrease in our cost of sales as a percent of net sales, respectively. The total amount recognized for amortization of the fair value step-up in inventory was $13.7 million and $35.0 million for the three and six months ended June 30, 2016, respectively. The fair value step up in inventory basis was fully amortized during the three months ended June 2016.

Research and Development (“R&D”) Expenses
R&D expenses consisted of product design and development efforts, clinical trial programs and regulatory activities.
R&D expenses, as a percentage of sales, increased by 4.0% to 13.4% for the three months ended June 30, 2017 as compared to the prior year period, and increased by 1.8% to 12.0% for the six months ended June 30, 2017 as compared to the prior year period. The increase is due to the acquisition of Caisson, inclusive of $5.8 million in post-combination compensation expense recognized concurrent with the acquisition of Caisson, and $4.9 million in compensation expense associated with the retention of the employees of Caisson.
Merger and Integration Expenses
Merger and integration expenses consisted primarily of consulting costs associated with computer systems integration efforts, organization structure integration, synergy and tax planning, as well as the integration of internal controls for the two legacy organizations. In addition, integration expenses include retention bonuses, branding and renaming efforts and lease cancellation penalties in Milan and Brussels.
Merger and integration expenses, as a percentage of net sales, decreased by 0.8% to 1.1% for the three months ended June 30, 2017 as compared to the prior year period, and decreased by 1.2% to 0.9% for the six months ended June 30, 2017 as compared to the prior year period. The decrease is due to a continued decline in integration activities.
Restructuring Expenses
Restructuring expenses were primarily due to our efforts under our 2015 and 2016 Reorganization Plans and the Suzhou, China exit plan, to leverage economies of scale, eliminate duplicate corporate expenses and streamline distributions, logistics and office functions in order to reduce overall costs. Restructuring expenses as a percentage of net sales decreased by 1.0% to 0.3% and 3.5% to 1.9% for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods. The decrease is due to a continued decline in restructuring activities.
Gain on Caisson Acquisition
On May 2, 2017, we acquired the remaining 51% equity interests in Caisson which we previously accounted for under the equity method. On the acquisition date, we remeasured our notes receivable due from Caisson and our existing investment in Caisson at fair value and recognized a pre-tax non-cash gain of $1.3 million and $38.1 million, respectively.
Foreign Exchange and Other Gains (Losses)
Foreign exchange and other gains (losses) were $(3.0) million and $0.6 million for the three months ended June 30, 2017 and June 30, 2016, respectively. The gains and losses were primarily due to net foreign currency gains and losses associated with foreign currency on commercial transactions, freestanding foreign currency forward contracts, intercompany debt, and third-party financial assets and liabilities. Foreign exchange and other gains (losses) were $0.5 million and $(1.2) million for the six months ended June 30, 2017 and June 30, 2016. The gains for the six months ended June 30, 2017 included a $3.2 million gain on a sale of the cost-method investment, Istituto Europeo di Oncologia S.R.L. This amount was offset by net foreign currency exchange losses of $2.7 million.
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

During the three and six months ended June 30, 2017, we recorded consolidated income tax expense of $3.3 million and $9.0 million, respectively, with consolidated effective income tax rates of 5.0% and 10.4%, respectively.
During the three and six months ended June 30, 2016, we recorded consolidated income tax expense of $8.4 million and $7.2 million, respectively, with our consolidated effective income tax rates were 40.3% and (39.8)%, respectively.
Our consolidated effective income tax rates for the three and six months ended June 30, 2017 include the impact of various discrete tax items, including the acquisition of Caisson and the $38.1 million non-taxable gain recognized to re-measure our existing equity investment in Caisson at fair value on the acquisition date. Additionally, we recognized a $3.9 million deferred tax benefit associated with certain temporary differences arising from the Mergers. Discrete tax items for the six months ended June 30, 2017 also include the recognition of a $3.0 million deferred tax asset related to a reserve for an uncertain tax position recognized in a prior year, in addition to various other discrete items.
Our consolidated effective tax rate for the three and six months ended June 30, 2016 was impacted by $58.7 million of unbenefited net operating losses in certain tax jurisdictions, including France and the U.K.
Losses from Equity Method Investments
We recognized losses of $15.4 million and $18.5 million during the three and six months ended June 30, 2017, respectively, from our share of investee losses at Highlife, Caisson and MicroPort. These losses were primarily due to the impairment of our investment in, and notes receivable from, Highlife of $13.0 million during the three months ended June 30, 2017, which consisted of the investment impairment of $4.7 million and the notes receivable impairment of $8.3 million. The carrying value of our investment in Highlife at June 30, 2017 was $0.9 million, and the carrying value of our loan was $0.8 million. The carrying value of the loan is reported with Other Assets in the condensed consolidated balance sheet. We recognized losses of $3.5 million and $6.3 million during the three and six months ended June 30, 2016, respectively, due to losses from our equity method investees.
Liquidity and Capital Resources
Based on our current business plan, we believe that our existing cash and cash equivalents, future cash generated from operations, and available borrowing capacity under our credit facilities will be sufficient to fund our expected operating needs, working capital requirements, R&D opportunities, capital expenditures and debt service requirements over the next 12 months. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements. Refer to “Note 7. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt. Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.
On June 29, 2017, we entered into a new Finance Contract with the EIB to support financing of certain of our R&D projects. The Finance Contract has a borrowing base of €100 million (or approximately $114 million USD equivalent) and can be drawn in up to two tranches, each in a minimum amount of €50 million (or approximately $57 million USD equivalent). Drawdowns must occur by December 30, 2018 and the last repayment date of any tranche will be no earlier than four years and no later than eight years after the disbursement of the relevant tranche. Loans under the Finance Contract are subject to certain covenants and other terms and conditions. No loan drawdowns have occurred as of June 30, 2017.
No provision has been made for income taxes on unremitted earnings of our foreign controlled subsidiaries (non-U.K. subsidiaries) as of June 30, 2017. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries or certain other transactions, we may be liable for income taxes. However, the tax liability on future distributions should not be significant as most jurisdictions with unremitted earnings have various participation exemptions or no withholding tax.

Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Operating activities	$31,560	$12,584
Investing activities	(20,900)	(16,049)
Financing activities	(10,201)	(46,176)
Effect of exchange rate changes on cash and cash equivalents	2,442	914
Net increase (decrease)	$2,901	$(48,727)
Operating Activities
Cash provided by operating activities during the six months ended June 30, 2017 increased $19.0 million as compared to the same prior year period. The increase was primarily the result of an increase in net income of $90.2 million and an increase of $12.2 million in losses recognized for equity method investments mostly offset by a $39.4 million gain recognized in conjunction with the acquisition of Caisson and a $45.1 million change in operating assets and liabilities.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2017 increased $4.9 million as compared to the same prior year period. The increase was primarily the result of net cash paid for the acquisition of Caisson of $14.2 million offset by proceeds of $3.2 million received from the sale of a cost method investment during the six months ended June 30, 2017, an increase of $5.2 million in proceeds received from the sale of assets and a decrease in capital expenditures of $1.7 million.
Financing Activities
Cash used in financing activities during the six months ended June 30, 2017 decreased $36.0 million as compared to the same prior year period. The decrease was primarily the result of the repayment of trade receivable advances of $21.6 million in the prior year period and a decrease in net debt repayments of $22.5 million offset by a reduction in stock option proceeds of $2.3 million and an increase in loans to cost and equity method investees of $3.1 million.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

(b)  Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 9. Commitments and Contingencies” in our condensed consolidated financial statements included in this Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Our business faces many risks. Any of the risks referenced below or elsewhere in this Report on Form 10-Q, other Reports on Form 10-Qs or our other SEC filings could have a material impact on our business and consolidated financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
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
Our acquisition of Caisson may fail to further our strategic objectives or strengthen our existing businesses.
Acquisitions of medical technology companies are inherently risky, and we cannot guarantee that such acquisitions will be successful or will not materially adversely affect our consolidated earnings, financial condition, and/or cash flows. Caisson is in the early stages of clinical development, and therefore, there are risks inherent in the outcome of the clinical trials or regulatory approvals that may impact Caisson’s success. Further, our integration of Caisson’s operations requires significant efforts, including the coordination of information technologies, research and development, operations and finance. These efforts result in additional expenses and significant supervision by management. Our failure to manage and coordinate the growth of Caisson successfully could have an adverse impact on our business. In addition, we cannot be certain that the acquisition will become profitable or remain so. These effects, individually or in the aggregate, could cause a deterioration of our credit rating and result in increased borrowing costs and interest expense.
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.2	Amended Articles of Association of LivaNova PLC	LivaNova PLC Current Report on Form 8-K, filed on June 15, 2017	001-37599	3.1
10.1	Form of LivaNova Plc 2017 Service-Based Restricted Share Unit (“RSU”) Agreement	LivaNova Plc Current Report on Form 8-K filed on May 11, 2017	001-37599	10.1
10.2	Form of LivaNova Plc 2017 Performance-Based RSU Agreement	LivaNova Plc Current Report on Form 8-K filed on May 11, 2017	001-37599	10.2
10.3†	Service Agreement, by and between LivaNova Plc and Thad Huston, dated April 27, 2017	LivaNova Plc Current Report on Form 8-K filed on May 16, 2017	001-37599	10.1
10.4†	Side Letter dated April 27, 2017 from LivaNova Plc to Thad A. Huston	LivaNova Plc Current Report on Form 8-K filed on May 16, 2017	001-37599	10.2
10.5	LivaNova R&D Finance Contract between the European Investment Bank and LivaNova PLC and Sorin CRM S.A.S. and Sorin Group Italia S.r.l., effective 29 June 2017	LivaNova Plc Current Report on Form 8-K filed on July 6, 2017	001-37599	10.1
10.6†*	Keyna Skeffington service agreement effective May 24, 2017, between LivaNova PLC and Keyna Skeffington
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVANOVA PLC

By:	/s/ DAMIEN MCDONALD
Damien McDonald
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

By:	/s/ THAD HUSTON
Thad Huston
Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2017