Form 10-Q
period 2018-06-30
LivaNova PLC
filed 2018-08-02
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at July 26, 2018
Ordinary Shares - £1.00 par value per share	48,591,937

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

•
Trademarks for our line of surgical tissue and mechanical valve replacements and repair products: Mitroflow®, Crown PRT®, Solo Smart™, Perceval®, Top Hat®, Reduced Series Aortic Valves™, Carbomedics® Carbo-Seal®, Carbo-Seal Valsalva®, Carbomedics®Standard™, Orbis™ and Optiform®, MEMO 3D®, MEMO 3D® Rechord™, MEMO 4D®, MEMO 4D® ReChord™, AnnuloFlo®, AnnuloFlex®, Bicarbon Slimline™, Bicarbon Filtline™ and Bicarbon Overline®.

These trademarks and trade names are the property of LivaNova or the property of our consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

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

•
continued volatility in the global market and worldwide economic conditions, including volatility caused by the implementation of Brexit and/or changes to existing trade agreements and relationships between the U.S. and other countries;

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
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2017 Form 10-K.
Financial Information and Currency of Financial Statements
All of the financial information included in this quarterly report has been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.” and such principles, “U.S. GAAP”). The reporting currency of our consolidated financial statements is U.S. dollars.

________________________________________

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$287,498	$255,843	$537,896	$482,668
Cost of sales	91,993	84,023	176,591	163,991
Product remediation	1,542	1,723	5,257	931
Gross profit	193,963	170,097	356,048	317,746
Operating expenses:
Selling, general and administrative	123,439	94,264	227,600	181,604
Research and development	34,215	33,833	65,967	54,219
Merger and integration expenses	4,409	3,512	7,369	5,698
Restructuring expenses	476	2,597	2,357	12,627
Amortization of intangibles	9,817	8,116	18,618	16,076
Total operating expenses	172,356	142,322	321,911	270,224
Operating income from continuing operations	21,607	27,775	34,137	47,522
Interest income	232	252	679	525
Interest expense	(3,006)	(1,578)	(5,117)	(3,893)
Gain on acquisitions	—	39,428	11,484	39,428
Foreign exchange and other (losses) gains	(70)	(2,837)	(343)	336
Income from continuing operations before tax	18,763	63,040	40,840	83,918
Income tax (benefit) expense	(1,030)	3,259	2,863	8,914
Losses from equity method investments	(265)	(14,102)	(627)	(16,098)
Net income from continuing operations	19,528	45,679	37,350	58,906
Net (loss) income from discontinued operations	(4,462)	1,819	(9,011)	(137)
Net income	$15,066	$47,498	$28,339	$58,769

Basic income (loss) per share:
Continuing operations	$0.40	$0.95	$0.77	$1.22
Discontinued operations	(0.09)	0.04	(0.18)	—
	$0.31	$0.99	$0.59	$1.22

Diluted income (loss) per share:
Continuing operations	$0.40	$0.95	$0.76	$1.22
Discontinued operations	(0.09)	0.03	(0.18)	—
	$0.31	$0.98	$0.58	$1.22

Shares used in computing basic income (loss) per share	48,487	48,140	48,406	48,104
Shares used in computing diluted income (loss) per share	49,338	48,303	49,263	48,241

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$15,066	$47,498	$28,339	$58,769
Other comprehensive (loss) income:
Net change in unrealized gains (losses) on derivatives	801	(1,310)	(456)	(3,943)
Tax effect	(192)	559	111	1,283
Net of tax	609	(751)	(345)	(2,660)
Foreign currency translation adjustment, net of tax	(58,154)	56,587	(47,601)	72,017
Total other comprehensive (loss) income	(57,545)	55,836	(47,946)	69,357
Total comprehensive (loss) income	$(42,479)	$103,334	$(19,607)	$128,126

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$47,380	$93,615
Accounts receivable, net of allowance of $9,561 at June 30, 2018 and $9,418 at December 31, 2017	261,915	282,145
Inventories	157,831	144,470
Prepaid and refundable taxes	51,944	46,274
Assets held for sale	—	13,628
Assets of discontinued operations	—	250,689
Prepaid expenses and other current assets	35,621	39,037
Total Current Assets	554,691	869,858
Property, plant and equipment, net	186,156	192,359
Goodwill	965,697	784,242
Intangible assets, net	798,434	535,397
Investments	21,130	34,492
Deferred tax assets, net	65,539	11,559
Other assets	5,489	75,984
Total Assets	$2,597,136	$2,503,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$110,588	$84,034
Accounts payable	86,914	85,915
Accrued liabilities and other	86,153	78,942
Taxes payable	23,089	12,826
Accrued employee compensation and related benefits	61,276	66,224
Liabilities of discontinued operations	—	78,075
Total Current Liabilities	368,020	406,016
Long-term debt obligations	50,413	61,958
Contingent consideration	178,449	33,973
Deferred income taxes liability	154,404	123,342
Long-term employee compensation and related benefits	29,328	28,177
Other long-term liabilities	33,488	35,111
Total Liabilities	814,102	688,577
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 48,661,493 shares issued and 48,584,123 shares outstanding at June 30, 2018; 48,290,276 shares issued and 48,287,346 shares outstanding at December 31, 2017	75,269	74,750
Additional paid-in capital	1,744,262	1,735,048
Accumulated other comprehensive (loss) income	(2,633)	45,313
Accumulated deficit	(33,755)	(39,664)
Treasury stock at cost, 77,370 shares at June 30, 2018 and 2,930 shares at December 31, 2017	(109)	(133)
Total Stockholders’ Equity	1,783,034	1,815,314
Total Liabilities and Stockholders’ Equity	$2,597,136	$2,503,891

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net income	$28,339	$58,769
Non-cash items included in net income:
Depreciation	16,624	17,998
Amortization	18,609	23,095
Stock-based compensation	14,220	8,564
Deferred income tax benefit	(9,909)	(19,791)
Losses from equity method investments	1,838	18,482
Gain on acquisitions	(11,484)	(39,428)
Impairment of property, plant and equipment	480	4,581
Amortization of income taxes payable on inter-company transfers of property	5,166	17,770
Remeasurement of contingent consideration to fair value	(5,546)	155
Other	(943)	1,675
Changes in operating assets and liabilities:
Accounts receivable, net	21,799	(15,912)
Inventories	(11,285)	(6,927)
Other current and non-current assets	(15,786)	(13,904)
Accounts payable and accrued current and non-current liabilities	(3,870)	(12,438)
Restructuring reserve	284	(11,129)
Net cash provided by operating activities	48,536	31,560
Investing Activities:
Acquisitions, net of cash acquired	(279,863)	(14,194)
Purchases of property, plant and equipment and other	(13,231)	(14,923)
Proceeds from the sale of CRM business franchise	186,682	—
Proceeds from sale of cost-method investment	—	3,192
Loans to equity method investees	—	(6,834)
Proceeds from asset sales	13,222	5,170
Other	—	(145)
Net cash used in investing activities	(93,190)	(27,734)
Financing Activities:
Change in short-term borrowing, net	(17,971)	(12,812)
Proceeds from short-term borrowing (maturities greater than 90 days)	240,000	20,000
Repayment of short-term borrowing (maturities greater than 90 days)	(190,000)	—
Repayment of long-term debt obligations	(12,240)	(11,306)
Proceeds from exercise of stock options	2,731	2,442
Payment of deferred consideration - acquisition of Caisson Interventional, LLC	(14,073)	—
Shares repurchased from employees for minimum tax withholding	(7,130)	(1,594)
Other	(390)	(97)
Net cash provided by (used in) financing activities	927	(3,367)
Effect of exchange rate changes on cash and cash equivalents	(2,508)	2,442
Net (decrease) increase in cash and cash equivalents	(46,235)	2,901
Cash and cash equivalents at beginning of period	93,615	39,789
Cash and cash equivalents at end of period	$47,380	$42,690

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of, and for the three and six months ended June 30, 2018 and June 30, 2017, have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2017 has been derived from audited financial statements contained in our 2017 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries, for the three and six months ended June 30, 2018 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our 2017 Form 10-K.
Sale of our Cardiac Rhythm Management Business Franchise
We completed the sale of our Cardiac Rhythm Management (“CRM”) business franchise to MicroPort Cardiac Rhythm B.V. and MicroPort Scientific Corporation (the “CRM Sale”) on April 30, 2018 for total cash proceeds of $195.9 million, less cash transferred of $9.2 million, subject to certain closing adjustments. In conjunction with the CRM Sale, we entered into transition services agreements to provide certain support services for generally up to twelve months from the closing date of the sale. We previously concluded that the sale of CRM represents a strategic shift in our business that will have a major effect on future operations and financial results. As a result, we classified the operating results of CRM as discontinued operations in our condensed consolidated statements of income. The assets and liabilities of CRM are presented as assets or liabilities of discontinued operations in the condensed consolidated balance sheet at December 31, 2017.
Reclassification of Prior-Year Comparative Period Presentation
We have reclassified certain prior period amounts for comparative purposes. These reclassifications did not have a material effect on our financial condition, results of operations or cash flows.
To conform the presentation on the condensed consolidated statement of cash flows for the six months ended June 30, 2017, to the presentation for the year ended December 31, 2017 in our 2017 Form 10-K, loans to cost and equity method investees of $6.8 million was reclassified to Investing Activities from Financing Activities.
We reclassified $34.0 million to contingent consideration from other long-term liabilities at December 31, 2017 to conform to the presentation on the condensed consolidated balance sheet at June 30, 2018.
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
Note 2. Revenue Recognition
We generate our revenue through contracts with customers that primarily consist of hospitals, healthcare institutions, distributors and other organizations. Revenue is measured based on consideration specified in a contract with a customer, and excludes amounts collected on behalf of third parties. We measure the consideration based upon the estimated amount to be received. The amount of consideration we ultimately receive varies depending upon the return terms, sales rebates, discounts, and other incentives that we may offer, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The estimate of variable consideration requires significant judgment.

We have historically experienced a low rate of product returns and the total dollar value of product returns has not been significant to our financial statements.
We recognize revenue when a performance obligation is satisfied by transferring the control of a product or providing service to a customer. Some of our contracts include the purchase of multiple products and/or services. In such cases, we allocate the transaction price based upon the relative estimated stand-alone price of each product and/or service sold. We record state and local sales taxes net; that is, we exclude sales tax from revenue. Typically, our contracts do not have a significant financing component.
We incur incremental commission fees paid to the sales force associated with the sale of products. We apply the practical expedient within ASC 606-10-50-22 and have elected to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset the entity would otherwise recognize is one year or less. As a result, no commissions are capitalized as contract costs at June 30, 2018.
The following is a description of the principal activities (separated by reportable segments) from which we generate our revenue. For more detailed information about our reportable segments including disaggregated revenue results by major product line and primary geographic markets, see “Note 16. Geographic and Segment Information”.
Cardiac Surgery Products and Services
The Cardiac Surgery (“CS”) segment has three primary product lines: cardiopulmonary products, heart valves and advanced circulatory support.
Cardiopulmonary products include oxygenators, heart-lung machines, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories. Heart valves include mechanical heart valves, tissue heart valves and related repair products. Technical services include installation, repair and maintenance of cardiopulmonary equipment under service contracts or upon customer request.
Cardiopulmonary products may include performance obligations associated with assembly and installation of equipment. Accordingly, we allocate a portion of the sales prices to installation obligations and recognize that revenue when the service is provided. We recognize revenue for equipment and accessory product sales when control of the equipment or product passes to the customer.
Heart valve revenue is recognized when control passes to the customer, usually at the point of surgery.
Advanced circulatory support revenue, which represents our recently acquired TandemLife business, is principally derived from the sale of temporary life support product kits that can include a combination of pumps, oxygenators, and cannulae. Revenue is recognized when control passes to the customer, usually at the point of shipment.
Technical service agreements generally provide for upfront payments in advance of rendering services or periodic billing over the contract term. Amounts billed in advance are deferred and recognized as revenue when the performance obligation is satisfied. Technical services are not a significant component of CS revenue and have been presented with the related equipment and accessories revenue.
Neuromodulation Products
Our Neuromodulation (“NM”) segment generates its revenue from the sale of neuromodulation therapy systems for the treatment of drug-resistant epilepsy, treatment-resistant depression and obstructive sleep apnea. The NM product line includes the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. The NM product line also includes an implantable device for the treatment of obstructive sleep apnea that stimulates multiple tongue muscles via the hypoglossal nerve, which opens the airway while a patient is sleeping. We recognize revenue for product sales when control passes to the customer.
Discontinued Operations: Cardiac Rhythm Management Products
CRM generated revenue from the sale of products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure. CRM devices include high-voltage defibrillators and low-voltage pacemakers. We recognize revenue for product sales when control passes to the customer.
Contract Balances
Due to the nature of our products and services, revenue producing activities may result in contract assets and contract liabilities which are insignificant to our financial position and results of operations. These activities relate primarily to CS technical services contracts for short-term and multi-year service agreements. Contract assets are primarily comprised of unbilled revenues, which occur when a performance obligation has been completed, but not billed to the customer. Contract liabilities are made up of deferred revenue, which occurs when a customer pays for a service, before a performance obligation has been completed. Contract assets are included within “Prepaid expenses and other current assets” in the condensed consolidated balance sheets and were insignificant at June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, contract liabilities of $5.1 million and $3.8 million, respectively, are included within “Accrued liabilities and other” and “Other long-term liabilities” in the condensed consolidated balance sheets.
Note 3. Business Combinations
Caisson Interventional, LLC
On May 2, 2017, we acquired the remaining 51% equity interests in Caisson Interventional, LLC (“Caisson”) for a purchase price of up to $72.0 million, net of $6.3 million of debt forgiveness, consisting of $18.0 million paid at closing, $14.4 million paid during the second quarter of 2018, and contingent consideration of up to $39.6 million to be paid on a schedule driven primarily by regulatory approvals and a sales-based earnout. Caisson is focused on the design, development and clinical evaluation of a novel transcatheter mitral valve replacement (“TMVR”) implant device with a fully transvenous delivery system for the treatment of mitral valve regurgitation. The purchase price allocation was finalized during the second quarter of 2018 and there were no adjustments to the preliminary purchase price allocation during the measurement period.
We performed a quantitative impairment assessment, as of April 1, 2018, for the goodwill and in-process research and development assets arising from the Caisson acquisition. Based upon the assessment performed, we determined that the goodwill and the in-process research and development assets were not impaired. The quantitative impairment assessment was performed using management’s current estimate of future cash flows which are based on the expected timing of future regulatory approvals. A delay in the anticipated timing of these regulatory approvals or a change in management’s estimates could result in a fair value of the in-process research and development that is below its carrying amount. We will continue to monitor any changes in circumstances for indicators of impairment.
ImThera Medical, Inc.
On January 16, 2018, we acquired the remaining 86% outstanding interest in ImThera Medical, Inc. (“ImThera”) for cash consideration of up to $225 million. Cash of $78.3 million was paid at closing with the balance to be paid based on achievement of a certain regulatory milestone and a sales-based earnout.
Headquartered in San Diego, California, ImThera manufactures an implantable device for the treatment of obstructive sleep apnea that stimulates multiple tongue muscles via the hypoglossal nerve, which opens the airway while a patient is sleeping. ImThera has a commercial presence on the European market, and an FDA pivotal study is ongoing in the U.S. ImThera is highly aligned with our Neuromodulation Business Franchise.
The following table presents the acquisition date fair value of the consideration transferred and the fair value of our interest in ImThera prior to the acquisition (in thousands):

Cash	$78,332
Contingent consideration	112,744
Fair value of our interest in ImThera prior to the acquisition (1)	25,580
Fair value of consideration transferred	$216,656

(1)
The fair value of our previously-held interest in ImThera was determined based on the fair value of total consideration transferred and application of a discount for lack of control. As a result, we recognized a gain of $11.5 million for the fair value in excess of our carrying value of $14.1 million. The gain is reflected as “Gain on acquisitions” on our condensed consolidated statement of income for the six months ended June 30, 2018.

The following table presents the preliminary purchase price allocation at fair value for the ImThera acquisition including certain measurement period adjustments (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments (1)	Adjusted Purchase Price Allocation
In-process research and development (2)	$151,605	$10,677	$162,282
Developed technology	5,661	(5,661)	—
Goodwill	87,063	(4,467)	82,596
Deferred income tax liabilities, net (3)	(27,980)	(1,278)	(29,258)
Other assets and liabilities, net	836	200	1,036
Net assets acquired	$217,185	$(529)	$216,656

(1)	During the second quarter of 2018, measurement period adjustments were recorded based upon new information obtained about facts and circumstances that existed as of the acquisition date.

(2)
The fair value of in-process research and development ("IPR&D") was determined using the income approach, which is a valuation technique that provides a fair value estimate based on the market participant expectations of cash flows the asset would generate. The cash flows were discounted commensurate with the level of risk associated with the asset. The discount rates were developed after assigning a probability of success to achieving the projected cash flows based on the current stage of development, inherent uncertainty in reaching certain regulatory milestones and risks associated with commercialization of the product. The IPR&D amount is included in “Intangible assets, net” in the condensed consolidated balance sheet at June 30, 2018.

(3)	The amount includes a provisional estimate for deferred tax assets acquired.
Goodwill arising from the ImThera acquisition, which is not deductible for tax purposes, primarily represents the synergies anticipated between ImThera and our existing neuromodulation business. The assets acquired, including goodwill, are recognized in our Neuromodulation segment.
During the second quarter of 2018, we determined that developments in the ImThera clinical trial will result in a minimum 12-month delay of regulatory approval. This delay constituted a triggering event that required evaluation of the in-process research and development asset for impairment. Based on the quantitative impairment evaluation, the in-process research and development asset was not impaired; however, a further delay or a change in management’s estimates could result in a fair value that is below the carrying amount for such an asset. We will continue to monitor any changes in circumstances for indicators of impairment.
The results of the ImThera acquisition added $0.1 million and $0.2 million in revenue and $2.6 million and $3.6 million in operating losses during the three and six months ended June 30, 2018, respectively. Additionally, we recognized ImThera acquisition-related expenses of approximately $0.2 million and $0.3 million for legal and valuation expenses during the three and six months ended June 30, 2018, respectively. These expenses are included within “Selling, general and administrative” expenses in the condensed consolidated statement of income. Pro forma financial information assuming the ImThera acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition was not material for disclosure purposes.

The ImThera business combination involved contingent consideration arrangements composed of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products covered by the purchase agreement. The sales-based earnout was valued using projected sales from our internal strategic plan. Both arrangements are Level 3 fair value measurements and include the following significant unobservable inputs (in thousands):

ImThera Acquisition	Fair value at January 16, 2018	Valuation Technique	Unobservable Input	Ranges
Regulatory milestone-based payment	$50,429	Discounted cash flow	Discount rate	4.3% - 4.7%
			Probability of payment	85% - 95%
			Projected payment years	2020 - 2021

Sales-based earnout	62,315	Monte Carlo simulation	Risk-adjusted discount rate	11.5%
			Credit risk discount rate	4.7% - 5.8%
			Revenue volatility	29.3%
			Probability of payment	85% - 95%
			Projected years of earnout	2020 - 2025
	$112,744
TandemLife
On April 4, 2018, we acquired CardiacAssist, Inc., doing business as TandemLife (“TandemLife”) for cash consideration of up to $250 million. Cash of $204 million was paid at closing with up to $50 million in contingent consideration based on achieving regulatory milestones. TandemLife, headquartered in Pittsburgh, Pennsylvania, is focused on the delivery of leading-edge temporary life support systems, including cardiopulmonary and respiratory support solutions. TandemLife complements our Cardiac Surgery portfolio, and expands our existing line of cardiopulmonary products.
The following table presents the acquisition date fair value of the consideration transferred (in thousands):

Cash	$203,671
Contingent consideration	40,190
Fair value of consideration transferred	$243,861
The following table presents the preliminary purchase price allocation at fair value for the TandemLife acquisition (in thousands):

In-process research and development (1) (2) (3)	$110,977
Trade names (1)	11,539
Developed technology (1)	6,387
Goodwill	118,917
Inventory	10,296
Other assets and liabilities, net	3,632
Deferred income tax liabilities, net (3)	(17,887)
Net assets acquired	$243,861

(1)
The amounts above are included in “Intangible assets, net” in the condensed consolidated balance sheet at June 30, 2018. Trade names and developed technology are amortized over remaining useful lives of 15 and 2 years, respectively.

(2)
The fair value of in-process research and development ("IPR&D") was determined using the income approach, which is a valuation technique that provides a fair value estimate based on the market participant expectations of cash flows the asset would generate. The cash flows were discounted commensurate with the level of risk associated with the asset. The discount rates were developed after assigning a probability of success to achieving the projected cash flows based on the current stage of development, inherent uncertainty in reaching certain regulatory milestones and risks associated with commercialization of the product.

(3)
The amounts include provisional estimates based on the information available as of the acquisition date. The Company is gathering additional information necessary to finalize the estimated fair values for deferred tax assets acquired and IPR&D.

Goodwill arising from the TandemLife acquisition, which is not deductible for tax purposes, primarily represents the synergies anticipated between TandemLife and our existing cardiac surgery business. The assets acquired, including goodwill, are recognized in our Cardiac Surgery segment.
The results of the TandemLife acquisition added $6.0 million in revenue and $6.1 million in operating losses during each of the three and six months ended June 30, 2018. Additionally, we recognized TandemLife acquisition-related expenses of approximately $1.6 million and $1.9 million for legal and valuation expenses during the three and six months ended June 30, 2018, respectively. These expenses are included within “Selling, general and administrative” expenses in the condensed consolidated statement of income. Pro forma financial information assuming the TandemLife acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition was not material for disclosure purposes.
The TandemLife business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain regulatory milestones. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs (in thousands):

TandemLife Acquisition	Fair value at April 4, 2018	Valuation Technique	Unobservable Input	Ranges
Regulatory milestone-based payments	$40,190	Discounted cash flow	Discount rate	4.2% - 4.8%
			Probability of payments	75% - 95%
			Projected payment years	2019 - 2020
Note 4. Discontinued Operations
In November 2017, we concluded that the sale of CRM represented a strategic shift in our business that would have a major effect on future operations and financial results. As a result, we classified the operating results of CRM as discontinued operations in our condensed consolidated statements of income for all the periods presented in this Quarterly Report on Form 10-Q. The assets and liabilities of CRM are presented as assets or liabilities of discontinued operations in the condensed consolidated balance sheets at December 31, 2017.
We completed the CRM Sale on April 30, 2018 for total cash proceeds of $195.9 million, less cash transferred of $9.2 million, subject to certain customary closing adjustments. In conjunction with the sale, we entered into transition services agreements to provide certain support services for generally up to twelve months from the closing date of the sale. The services include, among others, accounting, information technology, human resources, quality assurance, regulatory affairs, supply chain, clinical affairs and customer support. During the six months ended June 30, 2018, we recognized income of $0.9 million for providing these services. Income recognized related to the transition services agreements is recorded as a reduction to the related expenses in the associated expense line items in the condensed consolidated statements of income.

The following table represents assets and liabilities of CRM presented as assets and liabilities of discontinued operations in the condensed consolidated balance sheet:

December 31, 2017
Accounts receivable, net	$64,684
Inventories	54,097
Prepaid taxes	14,725
Prepaid and other assets	3,498
Property, plant and equipment, net	12,104
Deferred tax assets, net	2,517
Investments	6,098
Intangible assets, net	92,966
Assets of discontinued operations	$250,689

Accounts payable	26,501
Accrued liabilities and other	7,669
Taxes payable	5,084
Accrued employee compensation and benefits	30,753
Deferred income taxes liability	8,068
Liabilities of discontinued operations	$78,075
The following table represents the financial results of CRM presented as net (loss) income from discontinued operations in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018 (1)	2017	2018 (1)	2017
Revenues	$27,206	$65,544	$87,313	$123,824
Cost of sales	10,391	24,800	32,529	46,285
Gross profit	16,815	40,744	54,784	77,539
Selling, general and administrative expenses	15,073	25,960	46,899	50,997
Research and development	5,929	9,118	17,210	18,377
Merger and integration expenses	—	10	—	32
Restructuring expenses	—	(1,479)	651	(1,359)
Amortization of intangibles	—	3,565	—	7,019
Revaluation gain on assets and liabilities held for sale	—	—	(1,213)	—
Loss on sale of CRM	214	—	214	—
Total operating expenses	21,216	37,174	63,761	75,066
Operating (loss) income from discontinued operations	(4,401)	3,570	(8,977)	2,473
Foreign exchange and other (losses) gains	(67)	(402)	12	(172)
(Loss) income from discontinued operations, before tax	(4,468)	3,168	(8,965)	2,301
Income tax (benefit) expense	(6)	54	(1,165)	54
Losses from equity method investments	—	(1,295)	(1,211)	(2,384)
Net (loss) income from discontinued operations (1)	$(4,462)	$1,819	$(9,011)	$(137)

(1)	CRM financial results for the three and six month periods ended June 30, 2018 include activity through the close of the sale on April 30, 2018.
Cash flows attributable to our discontinued operations are included in our condensed consolidated statements of cash flows. For the six months ended June 30, 2018 and 2017, CRM’s capital expenditures were $0.9 million and $2.4 million, respectively and stock-based compensation expense was $2.1 million and $0.3 million, respectively. For the six months ended June 30, 2017 depreciation and amortization was $9.9 million.
Note 5. Restructuring
Our 2015 and 2016 Reorganization Plans (the “Plans”) were initiated October 2015 and March 2016, respectively, in conjunction with the completion of the merger of Cyberonics, Inc. and Sorin S.p.A. in October 2015. We initiated these plans to leverage economies of scale, streamline distribution and logistics and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these plans are reported as ‘Restructuring expenses’ in our operating results in the condensed consolidated statements of income.
In March 2017, we committed to a plan to sell our Suzhou Industrial Park facility in Shanghai, China. As a result of this exit plan we recorded an impairment of the building and equipment of $4.6 million and accrued $0.5 million of additional costs, primarily related to employee severance, during the six months ended June 30, 2017. The land, building and equipment were recorded as Assets held for sale on the condensed consolidated balance sheet as of December 31, 2017. We completed the sale of the Suzhou facility in April 2018 and received cash proceeds from the sale of $13.3 million.
The following table presents the Plans’ accruals, inventory obsolescence and other reserves, recorded in connection with the Reorganization Plans including the balances and activity related to the discontinued operations, (in thousands):

	Employee Severance and Other Termination Costs	Other	Total
Balance at December 31, 2017	$3,889	$2,625	$6,514
Charges	2,544	464	3,008
Cash payments and adjustments	(5,431)	(470)	(5,901)
Balance at June 30, 2018	$1,002	$2,619	$3,621
The following table presents restructuring expense by reportable segment, with discontinued operations included (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cardiac Surgery (1)	$398	$501	$1,739	$6,503
Neuromodulation	11	(233)	17	439
Other	67	2,329	601	5,685
Restructuring expense from continuing operations	476	2,597	2,357	12,627
Discontinued operations	—	(1,479)	651	(1,359)
Total	$476	$1,118	$3,008	$11,268

(1)
Cardiac Surgery restructuring expense for the six months ended June 30, 2017 included building and equipment impairment and additional costs of $5.1 million related to the Suzhou, China facility exit plan.

Note 6. Product Remediation Liability
On December 29, 2015, we received an FDA Warning Letter (the “Warning Letter”) alleging certain violations of FDA regulations applicable to medical device manufacturing at our Munich, Germany and Arvada, Colorado facilities. On October 13, 2016, the Centers for Disease Control and Prevention (“CDC”) and FDA separately released safety notifications regarding the 3T Heater-Cooler devices in response to which we issued a Field Safety Notice Update for U.S. users of 3T Heater-Cooler devices to proactively and voluntarily contact facilities to facilitate implementation of the CDC and FDA recommendations.
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
Changes in the carrying amount of the product remediation liability are as follows (in thousands):

Balance at December 31, 2017	$27,546
Remediation activity	(7,272)
Effect of changes in foreign currency exchange rates	(557)
Balance at June 30, 2018 (1)	$19,717

(1)	At June 30, 2018, the product remediation liability balance is held within ‘Accrued liabilities and other’ and ‘Other long-term liabilities’ in the condensed consolidated balance sheet.
For further information, please refer to “Note 11. Commitments and Contingencies.” At this stage, we have recognized no liability with respect to any lawsuits related to the 3T device and our related legal costs are expensed as incurred.
Note 7. Investments
Cost-Method Investments
Our cost-method investments are included in “Investments” in the condensed consolidated balance sheets and consist of our equity positions in the following privately-held companies (in thousands):

	June 30, 2018	December 31, 2017
Respicardia Inc. (1)	$17,705	$17,422
ImThera Medical, Inc. (2)	—	12,900
Rainbow Medical Ltd. (3)	1,140	1,172
MD Start II (4)	1,164	1,199
Highlife S.A.S. (5)	1,104	—
Other	17	17
	$21,130	$32,710

(1)
Respicardia Inc. (“Respicardia”) is a privately funded U.S. company developing an implantable device designed to restore a more natural breathing pattern during sleep in patients with central sleep apnea ("CSA") by transvenously stimulating the phrenic nerve. We have a loan outstanding to Respicardia with a carrying amount of $0.5 million, as of June 30, 2018, which is included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheet.

(2)	On January 16, 2018, we acquired the remaining outstanding interests in ImThera. Refer to “Note 3. Business Combinations”.

(3)	Rainbow Medical Ltd. is a private Israeli venture capital company that seeds and grows companies developing medical devices in a diverse range of medical fields.

(4)	MD Start II is a private venture capital collaboration for the development of medical device technology in Europe.

(5)
Due to an additional investment by a third party during the three months ended June 30, 2018, our equity interest in Highlife S.A.S. (“Highlife”) decreased to 17.5% from 24.6%. We determined that we no longer had significant influence over Highlife and it is now considered a cost method investment. The carrying amount of our equity-method investment in Highlife was $1.8 million at December 31, 2017.

Note 8. Fair Value Measurements
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2018.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2018	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities - designated as cash flow hedges (foreign currency exchange rate "FX")	$1,209	$—	$1,209	$—
Derivative liabilities - designated as cash flow hedges (interest rate swaps)	1,221	—	1,221	—
Derivative liabilities - freestanding instruments (FX)	827	—	827	—
Contingent consideration (1)	181,133	—	—	181,133
	$184,390	$—	$3,257	$181,133

	Fair Value as of December 31, 2017	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - freestanding instruments (FX)	$519	$—	$519	$—
	$519	$—	$519	$—

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$460	$—	$460	$—
Derivative liabilities - designated as cash flow hedges (interest rate swaps)	1,585	—	1,585	—
Contingent consideration (1)	33,973	—	—	33,973
	$36,018	$—	$2,045	$33,973

(1)
The contingent consideration liability represents contingent payments related to five completed acquisitions: Cellplex PTY Ltd., Inversiones Drilltex SAS, Caisson, ImThera and TandemLife. See the table below for additional information.

Our recurring fair value measurements, using significant unobservable inputs (Level 3), relate solely to our contingent consideration liability. The following table provides a reconciliation of the beginning and ending balance of the contingent consideration liability (in thousands):

Total contingent consideration liability at December 31, 2017	$33,973
Purchase price - ImThera contingent consideration	112,744
Purchase price - TandemLife contingent consideration	40,190
Payments	(196)
Changes in fair value (1)	(5,546)
Effect of changes in foreign currency exchange rates	(32)
Total contingent consideration liability at June 30, 2018	181,133
Less current portion of contingent consideration liability at June 30, 2018	2,684
Long-term portion of contingent consideration liability at June 30, 2018	$178,449

(1)	Includes a decrease of $6.1 million due to the delay in the timing of anticipated regulatory approval for ImThera. See “Note 3. Business Combinations” for additional discussion.
Note 9. Financing Arrangements
The outstanding principal amount of long-term debt (in thousands, except interest rates):

	June 30, 2018	December 31, 2017	Maturity	Interest Rate
European Investment Bank (1)	$58,213	$69,893	June 2021	0.95%
Mediocredito Italiano (2)	8,406	9,118	December 2023	0.50% - 3.10%
Banca del Mezzogiorno (3)	4,137	5,499	December 2019	0.50% - 3.15%
Region Wallonne	756	845	December 2023 and June 2033	0.00% - 2.45%
Mediocredito Italiano - mortgages and other	536	997	September 2021 and September 2026	0.80% - 1.30%
Bpifrance (ex-Oséo)	—	1,450	—	2.58%
Total long-term facilities	72,048	87,802
Less current portion of long-term debt	21,635	25,844
Total long-term debt	$50,413	$61,958

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
Revolving Credit
The outstanding principal amount of our short-term unsecured revolving credit agreements and other agreements with various banks was $89.0 million and $58.2 million, at June 30, 2018 and December 31, 2017, respectively, with interest rates ranging from 0.1% to 9.3% and loan terms ranging from one day to 180 days.
On April 10, 2018, we entered into an amendment and restatement agreement with Barclays Bank PLC amending the revolving facility agreement originally dated October 21, 2016 (the “Amendment”). The Amendment increases the borrowing capacity under the facility from $40.0 million to $70.0 million and extends the term of the facility one year, terminating October 20, 2019. Borrowings under the facility bear interest at a rate of LIBOR plus 0.85%. At June 30, 2018 this facility is fully utilized.
In connection with the CRM sale, the borrowing capacity under our June 2017 finance contract with the European Investment Bank decreased from €100.0 million (approximately $116.4 million) to €90.0 million (approximately $104.8 million) and the availability for drawdowns was extended through December 31, 2020.

Bridge Facility Agreement
In connection with the April 2018 acquisition of TandemLife, LivaNova entered into a bridge facility agreement (the “Bridge Facility Agreement”) providing a term loan facility with the aggregate principal amount of $190.0 million. On April 3, 2018, we borrowed $190.0 million under the Bridge Facility Agreement to facilitate the initial payment for our acquisition of TandemLife. We used the proceeds from the sale of the CRM business franchise to repay the borrowings under the Bridge Facility Agreement in full during the second quarter of 2018.
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
Freestanding Derivative FX Contracts
The gross notional amount of FX derivative contracts, not designated as hedging instruments, outstanding at June 30, 2018 and December 31, 2017 was $256.0 million and $231.9 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans, our EIB loan, and trade receivables. We recorded net losses for these freestanding derivatives of $4.1 million and $5.4 million for the three months ended June 30, 2018 and June 30, 2017, respectively and net losses of $11.7 million and $7.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The net losses are included in “Foreign exchange and other (losses) gains” in the condensed consolidated statements of income.
Cash Flow Hedges
Notional amounts of open derivative contracts designated as cash flow hedges (in thousands):

Description of Derivative Contract	June 30, 2018	December 31, 2017
FX derivative contracts to be exchanged for British Pounds	$11,655	$16,847
FX derivative contracts to be exchanged for Japanese Yen	22,122	32,302
FX derivative contracts to be exchanged for Canadian Dollars	15,779	16,494
FX derivative contracts to be exchanged for Euros	38,581	—
Interest rate swap contracts	46,570	55,965
	$134,707	$121,608

After-tax net loss associated with derivatives designated as cash flow hedges recorded in the ending balance of AOCI and the amount expected to be reclassified to earnings in the next twelve months (in thousands):

Description of Derivative Contract	June 30, 2018	Amount Expected to be Reclassified to Earnings in Next 12 Months
FX derivative contracts	$(1,011)	$(1,011)
Interest rate swap contracts	(253)	(64)
	$(1,264)	$(1,075)
Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in Other Comprehensive Income (Loss) (“OCI”) and the amount reclassified to earnings from AOCI (in thousands):

		Three Months Ended June 30,
		2018		2017
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other gains (losses)	$(25)	$(1,358)	$(755)	$(532)
FX derivative contracts	SG&A	—	549	—	544
Interest rate swap contracts	Interest expense	—	(17)	—	543
		$(25)	$(826)	$(755)	$555

		Six Months Ended June 30,
		2018		2017
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Gains Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other gains (losses)	$189	$(512)	$(7,587)	$(5,210)
FX derivative contracts	SG&A	—	1,174	—	1,354
Interest rate swap contracts	Interest expense	—	(17)	—	212
		$189	$645	$(7,587)	$(3,644)

The following tables present the fair value on a gross basis, and the location of, derivative contracts reported in the condensed consolidated balance sheets (in thousands):

June 30, 2018	Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts	Accrued liabilities	$683
Interest rate swap contracts	Other long-term liabilities	538
FX derivative contracts	Accrued liabilities	1,209
Total derivatives designated as hedging instruments		2,430
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Accrued liabilities	827
Total derivatives not designated as hedging instruments		827
Total derivatives		$3,257

December 31, 2017	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$834
Interest rate swap contracts	Other assets	—	Other long-term liabilities	751
FX derivative contracts	Prepaid expenses and other current assets	—	Accrued liabilities	460
Total derivatives designated as hedging instruments		—		2,045
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Prepaid expenses and other current assets	519	Accrued liabilities	—
Total derivatives not designated as hedging instruments		519		—
Total derivatives		$519		$2,045

(1)	For the classification of inputs used to evaluate the fair value of our derivatives, refer to “Note 8. Fair Value Measurements.”
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
On December 31, 2016, we recognized a liability for our product remediation plan related to our 3T device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally in November and December 2016, and furthermore, the cost associated with the plan was reasonably estimable. At June 30, 2018, the product remediation liability was $19.7 million. Refer to “Note 6. Product Remediation Liability” for additional information.
Litigation
Product Liability
The Company is currently involved in litigation involving our 3T device. The litigation includes a class action complaint in the U.S. District Court for the Middle District of Pennsylvania, federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania, various U.S. state court cases and cases in jurisdictions outside the U.S. As of July 31, 2018, we are involved in approximately 135 claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer protection statutes. The class action consists of all Pennsylvania residents who underwent open heart surgery at WellSpan York Hospital and Penn State Milton S. Hershey Medical Center between 2011 and 2015 and who currently are asymptomatic for NTM infection. Members of the class seek declaratory relief that the 3T devices are defective and unsafe for intended uses, medical monitoring, damages, and attorneys’ fees. LivaNova has filed a petition for permission to appeal the class certification order with the U.S. Court of Appeals for the Third Circuit. We have not recognized an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from these matters.
Civil Investigative Demand
On May 31, 2017, the Company received a Civil Investigative Demand (“CID”) from the US Attorney’s Office for the Northern District of Georgia.  The CID requested, and we have provided, certain documents relating to the sales and marketing of VNS devices and related products in the State of Georgia.  We have not recognized an expense related to this matter because any potential loss is not currently probable or reasonably estimable. In addition we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Environmental Liability
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
In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company. On April 1, 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin approximately $340,000 for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal of Milan and a final decision is pending.
We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Environmental Remediation Order
On July 28, 2015, Sorin received an administrative order (the “Remediation Order”) from the Italian Ministry of the Environment directing prompt commencement of environmental remediation at the chemical sites previously operated by SNIA’s other subsidiaries. We challenged the Remediation Order before the Administrative Court of Lazio in Rome (the “TAR”), and the TAR annulled the Remediation Order. The Italian Ministry of the Environment appealed to the Administrative Court of Appeal. A hearing occurred on June 14, 2018, and a final decision is pending. We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Opposition to Merger Proceedings
On July 28, 2015, the Public Administrations filed an opposition proceeding to the merger between Sorin and Cyberonics, Inc. (the “Merger”), before the Commercial Courts of Milan. The Court authorized the Merger and the Public Administrations did not appeal this decision. The proceeding then continued as a civil case, with the Public Administration seeking damages. The Commercial Court of Milan delivered a decision in October 2016, fully rejecting the Public Administration’s request and awarding us approximately $480,000 in damages for frivolous litigation and legal fees. The Public Administrations appealed to the Court of Appeal of Milan. On May 15, 2018, the Court of Appeal of Milan confirmed its decision authorizing the Merger, but reduced the penalty of $480,000 in damages for frivolous litigation and legal fees to $58,000 for legal fees. The Public

Administrations subsequently filed an appeal with the Supreme Court against the decision of the Court of Appeal of Milan. We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Patent Litigation
On May 11, 2018, a non-practicing entity (NPE) filed a complaint in the Southern District of Texas asserting that the VNS Therapy System, when used with the SenTiva Model 1000 generator, infringes the claims of a single U.S. patent owned by the NPE. The NPE requests damages that include a royalty, costs, interest, and attorneys’ fees. We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Tax Litigation
In a tax audit report received October 30, 2009, the Regional Internal Revenue Office of Lombardy (the “Internal Revenue Office”) informed Sorin Group Italia S.r.l. that, among several issues, it was disallowing in part (for a total of €102.6 million (approximately $119.5 million), related to tax years 2002 through 2006) a tax-deductible write down of the investment in the U.S. company, Cobe Cardiovascular Inc., which Sorin Group Italia S.r.l. recognized in 2002 and deducted in five equal installments, beginning in 2002. In December 2009, the Internal Revenue Office issued notices of assessment for 2002, 2003 and 2004. The assessments for 2002 and 2003 were automatically voided for lack of merit. In December 2010 and October 2011, the Internal Revenue Office issued notices of assessment for 2005 and 2006, respectively. We challenged all three notices of assessment (for 2004, 2005 and 2006) before the relevant Provincial Tax Courts.
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
In November 2012, the Internal Revenue Office served a notice of assessment for 2007, and in July 2013, served a notice of assessment for 2008. In these matters the Internal Revenue Office claims an increase in taxable income due to a reduction (similar to the previous notices of assessment for 2004, 2005 and 2006) of the losses reported by Sorin Group Italia S.r.l. for the 2002, 2003 and 2004 tax periods, and subsequently utilized in 2007 and 2008. We challenged both notices of assessment. The Provincial Tax Court of Milan has stayed its decision for years 2007 and 2008 pending resolution of the litigation regarding years 2004, 2005, and 2006. The total amount of losses in dispute is €62.6 million (approximately $72.9 million). We have continuously reassessed our potential exposure in these matters, taking into account the recent, and generally adverse, trend to Italian taxpayers in this type of litigation. Although we believe that our defensive arguments are strong, noting the adverse trend in some of the court decisions, we have recognized a reserve for an uncertain tax position of €17.0 million (approximately $19.7 million).
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

Note 12. Stockholders’ Equity
Comprehensive income
The table below presents the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income for the six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Change in Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)		Total
As of December 31, 2017	$(919)	$46,232		$45,313
Other comprehensive income (loss) before reclassifications, before tax	189	(38,590)		(38,401)
Tax expense	(45)	—		(45)
Other comprehensive income (loss) before reclassifications, net of tax	144	(38,590)		(38,446)
Reclassification of gain from accumulated other comprehensive income, before tax	(645)	(9,011)	(2)	(9,656)
Reclassification of tax expense	156	—		156
Reclassification of gain from accumulated other comprehensive income, after tax	(489)	(9,011)		(9,500)
Net current-period other comprehensive (loss) income, net of tax	(345)	(47,601)		(47,946)
As of June 30, 2018	$(1,264)	$(1,369)		$(2,633)

As of December 31, 2016	$3,619	$(72,106)		$(68,487)
Other comprehensive (loss) income before reclassifications, before tax	(7,587)	72,017		64,430
Tax benefit	1,821	—		1,821
Other comprehensive (loss) income before reclassifications, net of tax	(5,766)	72,017		66,251
Reclassification of loss from accumulated other comprehensive income, before tax	3,644	—		3,644
Reclassification of tax benefit	(538)	—		(538)
Reclassification of loss from accumulated other comprehensive income, after tax	3,106	—		3,106
Net current-period other comprehensive (loss) income, net of tax	(2,660)	72,017		69,357
As of June 30, 2017	$959	$(89)		$870

(1)	Taxes are not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

(2)	Cumulative foreign currency translation adjustments eliminated upon the sale of CRM.
Note 13. Stock-Based Incentive Plans
Stock-based incentive plans compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service-based stock appreciation rights ("SARs")	$2,675	$1,731	$4,023	$3,331
Service-based restricted stock units ("RSUs")	2,634	2,114	4,790	4,318
Market performance-based restricted stock units	959	170	1,305	174
Operating performance-based restricted stock units	1,185	371	2,032	407
Total stock-based compensation expense	$7,453	$4,386	$12,150	$8,230
During the six months ended June 30, 2018, we issued stock-based compensatory awards with contract terms agreed upon by us and the respective individuals, as approved by the Compensation Committee of our Board of Directors. The awards with service conditions generally vest ratably over four years, subject to forfeiture unless service conditions are met. Market performance-based awards cliff vest after three years subject to the rank of our total shareholder’s return for the three-year period ending December 31, 2020 relative to the total shareholder returns for a peer group of companies. Operating performance-based awards cliff vest after three years subject to the achievement of certain thresholds of cumulative adjusted free cash flow for the three year period ending 2020. Compensation expense related to awards granted during 2018 for the three and six months ended June 30, 2018 was $3.4 million and $3.9 million, respectively.
Stock-based compensation agreements issued during the six months ended June 30, 2018, representing potential shares and their weighted average grant date fair values by type follows (shares in thousands, fair value in dollars):

	Six Months Ended June 30, 2018
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	634	$27.87
Service-based RSUs	227	$91.91
Market performance-based RSUs	41	$99.97
Operating performance-based RSUs	41	$88.38
Note 14. Income Taxes
Our effective income tax rate from continuing operations for the three months ended June 30, 2018 was (5.5)% compared with 5.2% for the three months ended June 30, 2017. For the six months ended June 30, 2018, the effective income tax rate from continuing operations was 7.0% compared with 10.6% for the six months ended June 30, 2017. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three and six months ended June 30, 2017, the lower effective tax rates for the three and six months ended June 30, 2018 were primarily attributable to the impact of the reduction to the U.S. federal statutory tax rate as a result of the U.S. “Tax Cuts and Jobs Act” (the “Tax Act”), the benefit of foreign derived intangible income partially offset by the repeal of the U.S. domestic production activity deduction, certain tax law changes in the UK that occurred during the three months ended December 31, 2017 and the impact of discrete tax items.
During the three months ended June 30, 2018, we entered into an audit settlement impacting one of our uncertain tax positions. This audit settlement resulted in the recognition of an additional of $1.7 million in income tax expense.
Note 15. Net Income (Loss) Per Share
Reconciliation of the shares used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2018 and June 30, 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	48,487	48,140	48,406	48,104
Add effects of share-based compensation instruments (1)	851	163	857	137
Diluted weighted average shares outstanding	49,338	48,303	49,263	48,241

(1)
Excluded from the computation of diluted earnings per share were stock options, SARs and restricted share units totaling 0.7 million and 1.8 million shares as of June 30, 2018 and June 30, 2017, respectively, because to include them would be anti-dilutive.

Note 16. Geographic and Segment Information
We identify operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have two reportable segments: Cardiac Surgery and Neuromodulation.
The Cardiac Surgery segment generates its revenue from the development, production and sale of cardiopulmonary products, heart valves and advanced circulatory support. Cardiopulmonary products include oxygenators, heart-lung machines, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories. Heart valves include mechanical heart valves, tissue heart valves and related repair products. Advanced circulatory support, which represents our recently acquired TandemLife business, includes temporary life support product kits that can include a combination of pumps, oxygenators, and cannulae.
The Neuromodulation segment generates its revenue from the design, development and marketing of neuromodulation therapy systems for the treatment of drug-resistant epilepsy and treatment-resistant depression. Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. On January 16, 2018, we acquired the remaining 86% outstanding interest in ImThera which is also included in our Neuromodulation segment. ImThera manufactures an implantable device for the treatment of obstructive sleep apnea that stimulates multiple tongue muscles via the hypoglossal nerve, which opens the airway while a patient is sleeping.
“Other” includes corporate shared service expenses for finance, legal, human resources and information technology and corporate business development (“New Ventures”). New Ventures is focused on new growth platforms and identification of other opportunities for expansion.
Effective January 1, 2018, we began to include the results of heart failure within the Neuromodulation segment for internal reporting purposes in order to manage and evaluate business activities for purposes of allocating resources and assessing performance. Previously, the results of heart failure were reported within “Other”. Segment results for the three and six months ended June 30, 2017 have been recast to conform to the current period presentation.
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

We operate under three geographic regions: United States, Europe, and Rest of world. The table below presents net sales by operating segment and geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cardiopulmonary
United States	$42,139	$39,719	$80,584	$71,895
Europe	35,916	33,959	72,786	64,568
Rest of world	58,584	50,467	108,399	94,980
	136,639	124,145	261,769	231,443
Heart Valves
United States	6,147	6,205	12,683	12,274
Europe	11,863	10,684	23,979	21,031
Rest of world	15,792	17,552	28,182	33,042
	33,802	34,441	64,844	66,347
Advanced Circulatory Support
United States	5,468	—	5,468	—
Europe	353	—	353	—
Rest of world	194	—	194	—
	6,015	—	6,015	—
Cardiac Surgery
United States	53,754	45,924	98,735	84,169
Europe	48,132	44,643	97,118	85,599
Rest of world	74,570	68,019	136,775	128,022
	176,456	158,586	332,628	297,790
Neuromodulation
United States	89,395	81,405	167,387	155,064
Europe	11,943	9,514	22,234	17,443
Rest of world	9,315	6,096	14,876	11,667
	110,653	97,015	204,497	184,174

Other	389	242	771	704
Totals
United States	143,149	127,329	266,122	239,233
Europe (1) (2)	60,075	54,157	119,352	103,042
Rest of world	84,274	74,357	152,422	140,393
Total (3)	$287,498	$255,843	$537,896	$482,668

(1)
Net sales include $8.4 million and $9.2 million in the United Kingdom, our country of domicile, for the three months ended June 30, 2018 and June 30, 2017, respectively. Net sales in the United Kingdom were $16.6 million and $17.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

(2)	Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in Rest of world.

(3)	No single customer represented over 10% of our consolidated net sales and no country’s net sales exceeded 10% of our consolidated sales except for the U.S.

Operating income by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income from Continuing Operations	2018	2017	2018	2017
Cardiac Surgery	$16,337	$23,773	$26,595	$39,806
Neuromodulation	61,389	51,264	100,123	92,020
Other	(41,417)	(33,037)	(64,237)	(49,903)
Total reportable segment income from continuing operations	36,309	42,000	62,481	81,923
Merger and integration expenses	4,409	3,512	7,369	5,698
Restructuring expenses	476	2,597	2,357	12,627
Amortization of intangibles	9,817	8,116	18,618	16,076
Operating income from continuing operations	$21,607	$27,775	$34,137	$47,522
Assets by reportable segment (in thousands):

Assets	June 30, 2018	December 31, 2017
Cardiac Surgery	$1,535,096	$1,386,032
Neuromodulation	764,348	532,894
Other (1)	297,692	334,276
Discontinued operations	—	250,689
Total assets	$2,597,136	$2,503,891

(1)	Other includes the impact of ASU 2016-16. Refer to “Note 18. New Accounting Pronouncements.”
Capital expenditures by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Capital expenditures	2018	2017	2018	2017
Cardiac Surgery	$4,594	$3,957	$7,725	$7,751
Neuromodulation	500	517	847	1,978
Other	1,256	1,148	2,699	2,806
Discontinued operations	—	1,185	925	2,388
Total	$6,350	$6,807	$12,196	$14,923
The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2018 were as follows (in thousands):

	Neuromodulation	Cardiac Surgery	Other	Total
December 31, 2017	$315,943	$425,882	$42,417	$784,242
Goodwill as a result of acquisitions (1)	82,596	118,917	—	201,513
Foreign currency adjustments	—	(20,058)	—	(20,058)
June 30, 2018	$398,539	$524,741	$42,417	$965,697

(1)	Goodwill recognized as a result of the ImThera and TandemLife acquisitions. Refer to “Note 3. Business Combinations.”

Property, plant and equipment, net by geography are as follows (in thousands):

PP&E	June 30, 2018	December 31, 2017
United States	$64,298	$62,154
Europe	111,045	119,133
Rest of world	10,813	11,072
Total	$186,156	$192,359
Note 17. Supplemental Financial Information
Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$35,509	$39,810
Work-in-process	22,573	18,206
Finished goods	99,749	86,454
	$157,831	$144,470
Inventories are reported net of the provision for obsolescence. The provision, which reflects normal obsolescence and includes components that are phased out or expired, totaled $9.3 million and $10.5 million at June 30, 2018 and December 31, 2017, respectively.
Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
CRM purchase price adjustment payable to MicroPort Scientific Corporation	$14,891	$—
Other amounts payable to MicroPort Scientific Corporation	6,419	—
Product remediation (1)	9,296	16,811
Legal and administrative costs	12,619	6,082
Provisions for agents, returns and other	6,236	8,134
Royalty costs	3,162	3,615
Contract liabilities	3,330	2,900
Restructuring related liabilities	3,113	3,560
Derivative contract liabilities (2)	2,719	1,294
Contingent consideration (3)	2,684	—
Research and development costs	1,172	797
Product warranty obligations	940	1,476
Deferred consideration	—	14,300
Uncertain tax positions	—	2,536
Escrow indemnity liabilities - Caisson	—	2,000
Government grants	—	1,174
Other accrued expenses	19,572	14,263
	$86,153	$78,942

(1)	Refer to “Note 6. Product Remediation Liability”

(2)	Refer to “Note 10. Derivatives and Risk Management”

(3)	Refer to “Note 8. Fair Value Measurements”
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires lessees to recognize most leases in their balance sheets as lease liabilities with corresponding right-of-use assets and to provide enhanced disclosures. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides certain practical expedients including an option to apply transition provisions of the new standard, including its disclosure requirements, at its adoption date instead of at the beginning of the earliest comparative period presented. We are in the process of assessing available practical expedients, including the transition provision that we have elected to apply, implementing lease accounting software and evaluating the effect this standard will have on our consolidated financial statements and related disclosures. The standard will be effective for us on January 1, 2019.
In June 2016, the FASB issued ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this update are effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The modified-retrospective approach is generally applicable through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Update 2016-15 provides guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. We adopted this update on January 1, 2018 resulting in no material impact to our consolidated statements of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This update simplifies the accounting for the income tax consequences of transfers of assets from one unit of a corporation to another unit or subsidiary by eliminating an accounting exception that prevents the recognition of current and deferred income tax consequences for such “intra-entity transfers” until the assets have been sold to an outside party.
We adopted this update on January 1, 2018 and recognized the following balance sheet adjustments (in thousands):

	Balance at December 31, 2017	Adjustment due to ASU No. 2016-16	Balance at January 1, 2018
Assets
Prepaid expenses and other current assets	$39,037	$(12,604)	$26,433
Deferred tax assets, net	11,559	58,301	69,860
Other assets	75,984	(68,127)	7,857
Equity
Accumulated deficit	$(39,664)	$(22,430)	$(62,094)
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes step 2 of the goodwill impairment test that compares the implied fair value of goodwill with its carrying amount. Instead, an impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recorded by the amount a reporting unit’s carrying amount exceeds its fair value. The update is effective for annual periods after December 15, 2019, including interim periods within those annual reporting periods with early adoption permitted.
In March 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update clarifies when a set of assets and activities is a business. We adopted this update on January 1, 2018. The ImThera and TandemLife acquisitions were considered acquisitions of a business. Refer to “Note 3. Business Combinations” for a discussion of our acquisitions of ImThera and TandemLife.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. This update requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. We adopted this update on January 1, 2018, resulting in an immaterial impact to our consolidated financial statements. The condensed consolidated statements of income for the three and six months ended June 30, 2017 have been recast for the adoption of this update.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update simplifies the accounting for nonemployee share-based payment transactions. The amendment specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The update is effective for annual periods after December 15, 2018, including interim periods within those annual reporting periods with early adoption permitted. We do not expect the adoption of this update to have a material effect on our consolidated financial statements.
Note 19. Subsequent Event
In July 2018, we borrowed $60.0 million under our June 2017 finance contract with the European Investment Bank to support financing of certain of our R&D projects. Repayment installments, with interest, are due semi-annually, beginning June 30, 2022 and ending June 30, 2026. The interest rate is LIBOR plus 0.966%.
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
Sale of the CRM Business Franchise
We completed the CRM Sale on April 30, 2018 for total cash proceeds of $195.9 million, less cash transferred of $9.2 million, subject to certain customary closing adjustments. In conjunction with the sale, we entered into transition services agreements to provide certain support services for generally up to twelve months from the closing date of the sale. The services include, among others, accounting, information technology, human resources, quality assurance, regulatory affairs, supply chain, clinical affairs and customer support.
The results of operations of CRM are reflected as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. Discontinued operations for the three and six months ended June 30, 2018 include CRM activity through the date of the sale, April 30, 2018. The assets and liabilities of CRM are presented as assets or liabilities of discontinued operations in the condensed consolidated balance sheets at December 31, 2017. Refer to “Note 4. Discontinued Operations” to the Financial Statements in this Quarterly Report on Form 10-Q.
Business Franchises
LivaNova is comprised of two Business Franchises: Cardiac Surgery and Neuromodulation, corresponding to our main therapeutic areas. Corporate activities include corporate business development (“New Ventures”). New Ventures is focused on new growth platforms and identification of other opportunities for expansion.
For further information regarding our business segments, historical financial information and our methodology for the presentation of financial results, please refer to the condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q.

Cardiac Surgery Update
The Cardiac Surgery segment is engaged in the development, production and sale of cardiopulmonary products, heart valves and advanced circulatory support. Cardiopulmonary products include oxygenators, heart-lung machines, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories. Heart valves include mechanical heart valves, tissue heart valves and related repair products. Advanced circulatory support, which represents our recently acquired TandemLife business, includes temporary life support product kits that can include a combination of pumps, oxygenators, and cannulae.
In March 2017, we committed to a plan to sell our Suzhou Industrial Park facility in Shanghai, China, an emerging market greenfield project for the local manufacture of cardiopulmonary disposable products in Suzhou Industrial Park in China. The sale of the Suzhou facility was completed in April 2018.
In April 2018, we acquired TandemLife, headquartered in Pittsburgh, Pennsylvania. TandemLife is focused on the delivery of leading-edge temporary life support products, including cardiopulmonary and respiratory support solutions.
Product Remediation Plan
In response to an FDA Warning Letter, the CDC’s Health Alert Network and the FDA’s Safety Communication, in the fourth quarter of 2016, we initiated a program to provide existing 3T device users with a new loaner 3T device at no charge pending regulatory approval and implementation of additional risk mitigation strategies worldwide. This loaner program began in the U.S. and is being made available progressively on a global basis, prioritizing and allocating devices to 3T device users based on pre-established criteria. We anticipate that this program will continue until we are able to address customer needs through a broader solution that includes implementation of one or more of the risk mitigation strategies currently under review with regulatory agencies. We are also currently implementing a vacuum and sealing upgrade program in as many countries as possible throughout 2018 and beyond until all devices are upgraded. Furthermore, we intend to perform a no-charge deep disinfection service (deep cleaning service) for 3T device users. On April 12, 2018, the FDA agreed to allow us to move forward with the deep cleaning service in the U.S., adding to the growing list of countries around the world in which we offer the service.
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
At June 30, 2018, the product remediation liability was $19.7 million. For further information, please refer to “Note 6. Product Remediation Liability” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Heart Valves
In January 2018, we announced that we had started enrollment in our BELIEVE study. This study focuses on the overall incidence of reduced leaflet motion identified by CT imaging in patients receiving a LivaNova aortic heart valve. We are planning to enroll approximately 230 patients at 15 sites in the U.S. and Canada.
In March 2018, we announced that we had started enrollment in PERFECT, a Perceval valve clinical study in China. The study is being conducted to demonstrate the safety and effectiveness of Perceval in the Chinese population. We plan to enroll approximately 160 patients at 8 investigational sites.
In June 2018, we announced that Japan’s Ministry of Health, Labour and Welfare approved our Perceval sutureless aortic heart valve to treat aortic valve disease, which will enable us to provide patients and clinicians in Japan with a new option for aortic heart valve replacement. We are currently working to obtain reimbursement in Japan.
In June 2018, we announced FDA 510(k) clearance of the MEMO 4D semi-rigid mitral annuloplasty ring and confirmed the first implantation of the device. This next-generation of the MEMO device family offers several innovations, such as broader range of ring sizes, a new ring design and true semi-rigid stability and flexibility that allows us to reach a larger patient population with mitral regurgitation (“MR”) for treatment with the potential to improve patient outcomes.
Neuromodulation Update
The Neuromodulation segment designs, develops and markets neuromodulation therapy for the treatment of drug-resistant epilepsy, treatment-resistant depression, obstructive sleep apnea and heart failure. Through this segment, we market our proprietary implantable VNS Therapy Systems that deliver vagus nerve stimulation therapy for the treatment of epilepsy and depression.

Our product development efforts are directed toward improving the VNS Therapy System and developing new products that provide additional features and functionality. We are conducting ongoing product development activities to enhance the VNS Therapy System pulse generator, lead and programming software. We support studies for our product development efforts and to build clinical evidence for the VNS Therapy System. We will be required to obtain appropriate U.S. and international regulatory approvals, and clinical studies may be a prerequisite to regulatory approvals for some products. Our research and development efforts will require significant funding to complete and may not be successful. Even if successful, additional clinical studies may be needed to achieve regulatory approval and to commercialize any or all new or improved products.
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
In April 2018, we obtained CE Mark for our SenTiva VNS Therapy System, which followed FDA approval in the U.S., which was received in October 2017. The SenTiva VNS Therapy System consists of the SenTiva implantable generator and the next-generation VNS Therapy Programming System. SenTiva is our smallest and lightest responsive therapy for epilepsy. The new VNS Therapy Programming System features a wireless wand and new user interface on a small tablet. Together, these components offer patients with drug-resistant epilepsy a physician-directed, customizable therapy with smart technology that reduces the number of seizures, lessens the duration of seizures and enables a faster recovery.
Depression
In January 2018, we announced the launch and enrollment of the first patient in our Global RESTORE-LIFE study, which evaluates the use of our VNS Therapy System in patients who have treatment-resistant depression and failed to achieve an adequate response to standard psychiatric management. We expect to enroll a minimum of 500 patients who will be implanted at up to 80 sites outside of the U.S. We are currently enrolling patients in Germany and will expand to other European countries during the year.
In May 2018, the U.S. Centers for Medicare and Medicaid Services (“CMS”) published a tracking sheet to reconsider its National Coverage Determination (“NCD”) of our VNS Therapy System for treatment-resistant depression. The tracking sheet was in response to a letter that we submitted to CMS requesting a formal reconsideration of the NCD. We requested this review after a significant body of new evidence emerged about treatment-resistant depression and the role of VNS Therapy in its treatment. The 30-day public comment period on the NCD closed on June 29, 2018. The process to release a Proposed Decision Memorandum can take up to six months. Once that occurs, CMS will have another 30-day public comment period. By the end of February 2019, the agency will render a final decision.
Heart Failure
We are focused on the development and clinical testing of the VITARIA System for treating heart failure through vagus nerve stimulation.
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
Obstructive Sleep Apnea
We have invested in ImThera, a privately held, emerging-growth company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea (“OSA”) since 2011. On January 16, 2018, we acquired the remaining 86% outstanding interests in ImThera, which is highly aligned with our Neuromodulation Business Franchise. ImThera manufactures an implantable device that stimulates multiple tongue muscles via the hypoglossal nerve, which opens the airway while a patient is sleeping. ImThera has a commercial presence in the European market and an FDA pivotal study is ongoing in the U.S.
During the second quarter of 2018, we determined that developments in the ImThera clinical trial will result in a minimum 12-month delay of regulatory approval. This delay constituted a triggering event that required evaluation of the in-process research and development asset for impairment. Based on the quantitative impairment evaluation, the in-process research and development asset was not impaired; however, a further delay or a change in management’s estimates could result in a fair value that is below the carrying amount for such an asset. We will continue to monitor any changes in circumstances for indicators of impairment.
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
In May 2017, we acquired the remaining 51% outstanding equity interest in Caisson in support of our strategic growth initiatives. We are focused on the design, development and clinical evaluation of a novel transcatheter mitral valve replacement (“TMVR”) implant device with a fully transvenous delivery system for the treatment of mitral regurgitation. In April 2016, Caisson obtained FDA approval of an Investigational Device Exemption study using its technology for treating mitral regurgitation heart failure with transcatheter mitral valve replacement and we are currently executing against a defined clinical data development plan designed to enable commercialization of the Caisson technology.
We performed a quantitative impairment assessment, as of April 1, 2018, for the goodwill and in-process research and development assets arising from the Caisson acquisition. Based upon the assessment performed, we determined that the goodwill and the in-process research and development assets were not impaired. The quantitative impairment assessment was performed using management’s current estimate of future cash flows which are based on the expected timing of future regulatory approvals. A delay in the anticipated timing of these regulatory approvals or management’s estimates could result in a fair value of the in-process research and development that is below its carrying amount.
We are also invested in two mitral valve startups, Cardiosolutions Inc. (“Cardiosolutions”) and Highlife S.A.S. (“Highlife”). Cardiosolutions, a startup headquartered in the U.S. in which we have held an interest since 2012, is developing an innovative spacer technology for treating mitral regurgitation. Highlife, headquartered in France, is focused on developing devices for treating mitral regurgitation through percutaneous replacement of the native mitral valve.
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
Other
U.S. Tax Reform
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”). The Act, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21%, which commenced in 2018. In addition, the Act created a one-time mandatory tax, a toll charge, on previously deferred foreign earnings of non-U.S. subsidiaries controlled by a U.S. corporation, or, in our case, a non-U.S. subsidiary controlled by one of our U.S. subsidiaries.
The Act also established various other new U.S. corporate income tax laws that came into effect in 2018, including, but not limited to, (1) elimination of the corporate alternative minimum tax (AMT); (2) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (3) a new provision designed to tax global intangible low-taxed income (GILTI); (4) a new limitation on deductible interest expense; (5) the repeal of the domestic production activity deduction; (6) limitations on the deductibility of certain executive compensation; and (7) limitations on net operating losses (NOLs) generated after December

31, 2017, to 80 percent of taxable income. The extent to which these and other provisions of the Act, or future legislation or regulations, could impact our consolidated effective income tax rate in future periods depends on many factors including, but not limited to, the amount of profit generated by our subsidiaries operating in the U.S., the impact of the Company’s current or contemplated tax planning strategies, the impact of new or amended tax laws or regulations by countries outside the U.S., and other factors beyond our control.
Further regulations and notices and state conformity could be issued as a result of U.S. tax reform covering various issues that may affect our tax position including, but not limited to, an increase in the corporate state tax rate and elimination of the interest deduction. The content of any future legislation, the timing for regulations, notices, and state conformity, and the reporting periods that would be impacted cannot be determined at this time. Although we believe the non-cash net charge of $27.5 million recorded in the fourth quarter of 2017 is a reasonable estimate of the impact of the income tax effects of the Act on LivaNova, the estimate is provisional. Once we finalize certain tax positions for our 2017 U.S. consolidated tax return, we will be able to conclude whether any further adjustments to our tax positions are required. During the six months ended June 30, 2018, the Company did not record any material adjustments to the provisional amount recorded in the fourth quarter of 2017 related to the Tax Cuts and Jobs Act.
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
We and several of our wholly owned subsidiaries that are domiciled either in the UK, various EU Member States, or in the United States, are party to intercompany transactions and agreements under which we receive various tax reliefs and exemptions in accordance with applicable international tax laws, treaties and regulations. If certain treaties applicable to our transactions and agreements are not renegotiated or replaced with new treaties containing terms, conditions and attributes similar to those of the existing treaties, Brexit may have a material adverse impact on our future financial results and results of operations. During the two-year negotiation period, we will monitor and assess the potential impact of this event and explore possible tax-planning strategies that may mitigate or eliminate any such potential adverse impact. We will not account for the impact of Brexit in our income tax provisions until changes in tax laws or treaties between the UK and the EU or individual EU Member States with the UK and/or the U.S. are enacted or the withdrawal becomes effective.
European Union State Aid Challenge
On October 26, 2017, the European Commission (“EC”) announced that an investigation will be opened with respect to the UK’s controlled foreign company (“CFC”) rules. The CFC rules under investigation provide certain tax exceptions to entities controlled by UK parent companies that are subject to lower tax rates if the activities being undertaken by the CFC relate to financing. The EC is investigating whether the exemption is a breach of EU State Aid rules. The investigation is in its early stages and is unlikely to be completed within a twelve month period with an appeal process likely to follow. It is unclear as to whether the UK will be part of the EU once a decision has been finalized due to Brexit and what impact, if any, Brexit will have on the outcome of the investigation or the enforceability of a decision. Due to the many uncertainties related to this matter, including the preliminary state of the investigation, the pending Brexit negotiations and political environment and the unknown outcome of the investigation and resulting appeals, no uncertain tax position reserve has been recognized related to this matter and we are unable to reasonably estimate the potential liability.

Results of Operations
We are reporting, in this Quarterly Report on Form 10-Q, the results for LivaNova and its consolidated subsidiaries for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017.
The following table summarizes our condensed consolidated results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$287,498	$255,843	$537,896	$482,668
Cost of sales	91,993	84,023	176,591	163,991
Product remediation	1,542	1,723	5,257	931
Gross profit	193,963	170,097	356,048	317,746
Operating expenses:
Selling, general and administrative	123,439	94,264	227,600	181,604
Research and development	34,215	33,833	65,967	54,219
Merger and integration expenses	4,409	3,512	7,369	5,698
Restructuring expenses	476	2,597	2,357	12,627
Amortization of intangibles	9,817	8,116	18,618	16,076
Total operating expenses	172,356	142,322	321,911	270,224
Operating income from continuing operations	21,607	27,775	34,137	47,522
Interest income	232	252	679	525
Interest expense	(3,006)	(1,578)	(5,117)	(3,893)
Gain on acquisitions	—	39,428	11,484	39,428
Foreign exchange and other (losses) gains	(70)	(2,837)	(343)	336
Income from continuing operations before tax	18,763	63,040	40,840	83,918
Income tax (benefit) expense	(1,030)	3,259	2,863	8,914
Losses from equity method investments	(265)	(14,102)	(627)	(16,098)
Net income from continuing operations	19,528	45,679	37,350	58,906
Net (loss) income from discontinued operations	(4,462)	1,819	(9,011)	(137)
Net income	$15,066	$47,498	$28,339	$58,769

Net Sales
The tables below present net sales by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Increase (Decrease)	2018	2017	% Increase (Decrease)
Cardiopulmonary
United States	$42,139	$39,719	6.1%	$80,584	$71,895	12.1%
Europe	35,916	33,959	5.8%	72,786	64,568	12.7%
Rest of world	58,584	50,467	16.1%	108,399	94,980	14.1%
	136,639	124,145	10.1%	261,769	231,443	13.1%
Heart Valves
United States	6,147	6,205	(0.9)%	12,683	12,274	3.3%
Europe	11,863	10,684	11.0%	23,979	21,031	14.0%
Rest of world	15,792	17,552	(10.0)%	28,182	33,042	(14.7)%
	33,802	34,441	(1.9)%	64,844	66,347	(2.3)%
Advanced Circulatory Support
United States	5,468	—	—%	5,468	—	—%
Europe	353	—	—%	353	—	—%
Rest of world	194	—	—%	194	—	—%
	6,015	—	—%	6,015	—	—%
Cardiac Surgery
United States	53,754	45,924	17.0%	98,735	84,169	17.3%
Europe	48,132	44,643	7.8%	97,118	85,599	13.5%
Rest of world	74,570	68,019	9.6%	136,775	128,022	6.8%
	176,456	158,586	11.3%	332,628	297,790	11.7%
Neuromodulation
United States	89,395	81,405	9.8%	167,387	155,064	7.9%
Europe	11,943	9,514	25.5%	22,234	17,443	27.5%
Rest of world	9,315	6,096	52.8%	14,876	11,667	27.5%
	110,653	97,015	14.1%	204,497	184,174	11.0%

Other	389	242	60.7%	771	704	9.5%
Totals
United States	143,149	127,329	12.4%	266,122	239,233	11.2%
Europe (1)	60,075	54,157	10.9%	119,352	103,042	15.8%
Rest of world	84,274	74,357	13.3%	152,422	140,393	8.6%
Total	$287,498	$255,843	12.4%	$537,896	$482,668	11.4%

(1)	Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in “Rest of world”.

The tables below present segment income from operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Cardiac Surgery	$16,337	$23,773	(31.3)%	$26,595	$39,806	(33.2)%
Neuromodulation	61,389	51,264	19.8%	100,123	92,020	8.8%
Other	(41,417)	(33,037)	(25.4)%	(64,237)	(49,903)	(28.7)%
Total reportable segment income from continuing operations (1)	$36,309	$42,000	(13.6)%	$62,481	$81,923	(23.7)%

(1)
For a reconciliation of segment operating income to consolidated operating income refer to “Note 16. Geographic and Segment Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Cardiac Surgery
Cardiac Surgery net sales increased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, primarily due to strong heart-lung machine sales as customers continue to upgrade from legacy S3 to current S5 devices. Additionally, net sales were positively impacted by $6.0 million in sales from the acquisition of TandemLife on April 4, 2018 and foreign currency exchange rate fluctuations. With respect to heart valves, the expected termination of a manufacturing contract resulted in a decrease in net sales of $2.0 million and $4.6 million for the three and six months ended June 30, 2018, respectively, compared to the comparable prior year periods. Strong demand for the Perceval sutureless aortic heart valve offset continuing global declines in traditional tissue and mechanical heart valves.
Cardiac Surgery operating income decreased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 as the positive impact to operating income associated with increases in net sales was more than offset by increased sales and marketing expenses related to our efforts to expand market share in international markets, increased R&D investments in support of the next generation heart-lung machine, a negative impact from foreign currency exchange rate fluctuations and increased legal costs associated with our 3T litigation. Additionally, the inclusion of the operating results of TandemLife resulted in a $5.1 million decrease in operating income for the three and six months ended June 30, 2018 as compared to the comparable prior year periods.
Neuromodulation
Effective January 1, 2018, we began to include the results of heart failure within the Neuromodulation segment for internal reporting purposes in order to manage and evaluate business activities for purposes of allocating resources and assessing performance. Segment results for the three and six months ended June 30, 2017 have been recast to conform to the current period presentation.
Neuromodulation net sales increased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 due to strong adoption of the SenTiva VNS Therapy System in the U.S. and an overall increase in demand internationally. Net sales for the three months ended June 30, 2018 also benefited from increased sales in Europe following the approval and launch of Sentiva, the early success of a business model change in Japan and favorable reimbursement decisions in five additional countries in the Rest of world region.
Neuromodulation operating income increased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. The positive impact to operating income associated with increases in sales and the adjustment of the ImThera contingent consideration liability were offset by increased sales and marketing expenses associated with efforts to market direct to consumer, increased R&D expenses for new projects surrounding our Sentiva VNS Therapy System and heart failure and the inclusion of the operating results of ImThera.

Cost of Sales and Expenses
The table below presents our comparative cost of sales and significant expenses as a percentage of sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Cost of sales	32.0%	32.8%	(0.8)%	32.8%	34.0%	(1.2)%
Product remediation	0.5%	0.7%	(0.2)%	1.0%	0.2%	0.8%
Gross profit	67.5%	66.5%	1.0%	66.2%	65.8%	0.4%
Operating expenses:
Selling, general and administrative	42.9%	36.8%	6.1%	42.3%	37.6%	4.7%
Research and development	11.9%	13.2%	(1.3)%	12.3%	11.2%	1.1%
Merger and integration expenses	1.5%	1.4%	0.1%	1.4%	1.2%	0.2%
Restructuring expenses	0.2%	1.0%	(0.8)%	0.4%	2.6%	(2.2)%
Amortization of intangibles	3.4%	3.2%	0.2%	3.5%	3.3%	0.2%
Sales, General and Administrative (“SG&A”) Expenses
SG&A expenses consisted of sales, marketing, general and administrative activities. SG&A expenses as a percentage of net sales increased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 due to key growth driver investments, including efforts to market direct to consumer within our Neuromodulation business, acquisition costs of TandemLife and ImThera and an increase in sales and marketing expenses internationally for general market expansion. Legal costs primarily attributable to litigation related to our 3T devices, the impact of foreign currency exchange rate fluctuations, and the strengthening of organizational capabilities to support growth also contributed to the increase in SG&A expenses as a percentage of net sales.
Research and Development (“R&D”) Expenses
R&D expenses consist of product design and development efforts, clinical study programs and regulatory activities, which are essential to the Company’s strategic portfolio initiatives, including TMVR, Treatment-Resistant Depression, Obstructive Sleep Apnea and Heart Failure.
R&D expenses as a percentage of net sales decreased during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to the acquisition of Caisson during the three months ended June 30, 2017 which resulted in the recognition of $5.8 million in post-combination compensation expense and $3.6 million in incremental compensation expense associated with the retention of the employees of Caisson. The three months ended June 30, 2018 includes additional R&D expenses for our development of next generation products, clinical trials and investments in treatment-resistant depression, TMVR and sleep apnea and heart failure.
R&D expenses as a percentage of net sales increased slightly during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to R&D expenses for our development of next generation products, clinical trials and investments in the aforementioned strategic portfolio initiatives. These expenses more than offset R&D expenses for the six months ended June 30, 2017 of $6.5 million related to the acquisition of Caisson.
Restructuring Expenses
Restructuring expenses were primarily related to our efforts under our Reorganization Plans and the Suzhou, China exit plan, to leverage economies of scale, eliminate duplicate corporate expenses and streamline distributions, logistics and office functions in order to reduce overall costs.
Restructuring expenses decreased as a percentage of net sales over the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, as our restructuring activities continue to decline.
Gain on Acquisitions
On January 16, 2018, we acquired the remaining outstanding interest of ImThera for cash consideration of up to $225 million. The fair value of our previously-held interest in ImThera was determined based on the fair value of total consideration transferred and application of a discount for lack of control. As a result, we recognized a pre-tax non-cash gain of $11.5 million for the fair value in excess of our carrying value of $14.1 million.

On May 2, 2017, we acquired the remaining 51% equity interest in Caisson. On the acquisition date, we remeasured our notes receivable due from Caisson and our existing investment in Caisson at fair value and recognized a pre-tax non-cash gain of $1.3 million and $38.1 million, respectively.
Income Taxes
LivaNova PLC is domiciled and resident in the UK. Our subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries, and the income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary. As a result of the changes in the overall level of our income, the deployment of various tax strategies and the changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another.
Our effective income tax rate from continuing operations for the three months ended June 30, 2018 was (5.5)% compared with 5.2% for the three months ended June 30, 2017. For the six months ended June 30, 2018, the effective income tax rate from continuing operations was 7.0% compared with 10.6% for the six months ended June 30, 2017. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three and six months ended June 30, 2017, the lower effective tax rates for the three and six months ended June 30, 2018 were primarily attributable to the impact of the reduction to the U.S. federal statutory tax rate as a result of the U.S. “Tax Cuts and Jobs Act” (the “Tax Act”), the benefit of foreign derived intangible income partially offset by the repeal of the U.S. domestic production activity deduction, certain tax law changes in the UK that occurred during the three months ended December 31, 2017 and the impact of discrete tax items.
During the three months ended June 30, 2018, we entered into an audit settlement impacting one of our uncertain tax positions. This audit settlement resulted in the recognition of an additional of $1.7 million in income tax expense.
Losses from Equity Method Investments
Due to an additional investment by a third party during the three months ended June 30, 2018, our equity interest in Highlife decreased to 17.5% from 24.6%. As a result, we determined that we no longer had significant influence over Highlife and transferred the investment from our equity method to our cost method investments during the three months ended June 30, 2018. Losses from equity method investments were $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively, which were attributable to Highlife, and $14.1 million and $16.1 million for the three and six months ended June 30, 2017, respectively, from our share of investee losses at Highlife and Caisson. These losses were primarily due to the impairment of our investment in, and notes receivable from, Highlife of $13.0 million during the three months ended June 30, 2017.
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
In connection with the TandemLife acquisition, we entered into a Bridge Facility Agreement providing a term loan facility with the aggregate principal amount of $190.0 million. On April 3, 2018, we borrowed $190.0 million under the Bridge Facility Agreement to facilitate the initial payment for our acquisition of TandemLife. We used the proceeds from the sale of the CRM business franchise to repay the borrowings under the Bridge Facility Agreement in full during the three months ended June 30, 2018.
No provision has been made for income taxes on unremitted earnings of our foreign controlled subsidiaries (non-UK subsidiaries) as of June 30, 2018. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries or certain other transactions, we may be liable for income taxes. However, the tax liability on future distributions should not be significant as most jurisdictions with unremitted earnings have various participation exemptions or no withholding tax.

Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net (decrease) increase in the balance of cash and cash equivalents were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Operating activities	$48,536	$31,560
Investing activities	(93,190)	(27,734)
Financing activities	927	(3,367)
Effect of exchange rate changes on cash and cash equivalents	(2,508)	2,442
Net (decrease) increase	$(46,235)	$2,901
Operating Activities
Cash provided by operating activities during the six months ended June 30, 2018 increased $17.0 million as compared to the same prior-year period. The increase is primarily due to a $51.5 million increase in cash from changes in net operating assets and liabilities, partially offset by a decrease in net income excluding non-cash items of $34.5 million.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2018 increased $65.5 million as compared to the same prior-year period. The increase primarily resulted from an increase in cash paid for acquisitions of $265.7 million, partially offset by cash received from the sale of CRM of $186.7 million and an $8.1 million increase due to cash received from the sale of assets.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2018 increased $4.3 million as compared to the same prior-year period. Changes in net borrowings resulting in an increase of $23.9 million were partially offset by current year payments of deferred consideration of $14.1 million and a $5.2 million decrease associated with share-based compensation arrangements.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.
(b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Stock and Asset Purchase Agreement, dated as of March 8, 2018, by and among LivaNova PLC, MicroPort Cardiac Rhythm B.V. and MicroPort Scientific Corporation	LivaNova PLC Current Report on Form 8-K, filed on March 8, 2018	001-37599	2.1
3.2	Amended Articles of Association of LivaNova PLC, effective as from 14 June 2017	LivaNova PLC Current Report on Form 8-K, filed on June 15, 2017	001-37599	3.1
10.1*	Amendment and Restatement Agreement related to a Facility Agreement dated 21 October 2016 between LivaNova PLC and Barclays Bank PLC, dated 10 April 2018
10.2*
Amendment No. 1, dated 17 April 2018, to the Finance Contract entered into by and between the European Investment Bank, LivaNova PLC, Sorin CRM and Sorin Group Italia S.r.l., dated 29 June 2017; and Amendment No. 2, dated 17 April 2018, to the Finance Contract entered into by and between the European Investment Bank, LivaNova PLC, Sorin CRM S.A.S. and Sorin Group Italia S.r.l. on 6 May 2014, as amended and restated on 2 Oct 2015; and Waiver of Articles 4.03A(3), 6.05 and 6.06 of the aforementioned Amendments

10.3†	2018 Director RSU Agreement	LivaNova PLC Current Report on Form 8-K, filed on June 15, 2018	001-37599	10.1
10.4†*	General Provisions of the LivaNova Global Employee Share Purchase Plan dated 12 June 2018
10.5†*	Form of Letter of Appointment as Non-Executive Director, dated 18 July 2018
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017, (iii) the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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
Date: August 2, 2018