Form 10-Q
period 2019-03-31
LivaNova PLC
filed 2019-05-01
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number: 001-37599
LivaNova PLC
(Exact name of registrant as specified in its charter)

England and Wales	98-1268150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 Eastbourne Terrace London, United Kingdom	W2 6LG
(Address of principal executive offices)	(Zip Code)
(44) (0) 20 3325 0660
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares - £1.00 par value per share	LIVN	NASDAQ Global Market
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at April 29, 2019
Ordinary Shares - £1.00 par value per share	48,320,894

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

________________________________________

NOTE ABOUT FORWARD LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, and include but are not limited to the risks and uncertainties summarized below:

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

•	failure to maintain the current regulatory approvals for our products’ approved indications;

•	failure to obtain or maintain coverage and reimbursement for our products’ approved indications;

•	unfavorable results from clinical studies;

•	variations in sales and operating expenses relative to estimates;

•	our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of our products;

•	product liability, intellectual property, shareholder-related, environmental-related, income tax and other litigation, disputes, losses and costs;

•	protection, expiration and validity of our intellectual property;

•	changes in technology, including the development of superior or alternative technology or devices by competitors;

•	competition from providers of alternative medical therapies, such as pharmaceutical companies and providers of cannabis;

•	cyber-attacks or other disruptions to our information technology systems;

•	failure to comply with applicable U.S. laws and regulations, including federal and state privacy and security laws and regulations;

•	failure to comply with applicable non-U.S. laws and regulations;

•	non-U.S. operational and economic risks and concerns;

•	failure to attract or retain key personnel;

•	failure of new acquisitions to further our strategic objectives or strengthen our existing businesses;

•	losses or costs from pending or future lawsuits and governmental investigations;

•	changes in accounting rules that adversely affect the characterization of our consolidated financial position, results of operations or cash flows;

•	changes in customer spending patterns;

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
Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three months ended March 31, 2019 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2018 Form 10-K.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net sales	$250,801	$250,398
Costs and expenses:
Cost of sales - exclusive of amortization	84,254	84,598
Product remediation	2,947	3,715
Selling, general and administrative	125,704	104,161
Research and development	43,575	31,752
Merger and integration expenses	3,251	2,960
Restructuring expenses	2,533	1,881
Amortization of intangibles	9,316	8,801
Operating (loss) income from continuing operations	(20,779)	12,530
Interest income	249	447
Interest expense	(1,662)	(2,111)
Gain on acquisition	—	11,484
Foreign exchange and other gains (losses)	729	(273)
(Loss) income from continuing operations before tax	(21,463)	22,077
Income tax (benefit) expense	(6,614)	3,893
Losses from equity method investments	—	(362)
Net (loss) income from continuing operations	(14,849)	17,822
Net loss from discontinued operations, net of tax	—	(4,549)
Net (loss) income	$(14,849)	$13,273

Basic (loss) income per share:
Continuing operations	$(0.31)	$0.37
Discontinued operations	—	(0.10)
	$(0.31)	$0.27

Diluted (loss) income per share:
Continuing operations	$(0.31)	$0.36
Discontinued operations	—	(0.09)
	$(0.31)	$0.27

Shares used in computing basic (loss) income per share	48,246	48,324
Shares used in computing diluted (loss) income per share	48,246	49,187

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(14,849)	$13,273
Other comprehensive (loss) income:
Net change in unrealized loss on derivatives	(10)	(1,257)
Tax effect	2	302
Net of tax	(8)	(955)
Foreign currency translation adjustment, net of tax	(4,229)	10,553
Total other comprehensive (loss) income	(4,237)	9,598
Total comprehensive (loss) income	$(19,086)	$22,871

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$50,776	$47,204
Accounts receivable, net of allowance of $11,484 at March 31, 2019 and $11,598 at December 31, 2018	247,059	256,135
Inventories	161,267	153,535
Prepaid and refundable taxes	47,225	46,852
Prepaid expenses and other current assets	34,275	29,571
Total Current Assets	540,602	533,297
Property, plant and equipment, net	185,947	191,400
Goodwill	952,117	956,815
Intangible assets, net	758,528	770,439
Operating lease assets (Note 10)	57,070	—
Investments	24,762	24,823
Deferred tax assets	74,876	68,146
Other assets	5,642	4,781
Total Assets	$2,599,544	$2,549,701
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$39,442	$28,794
Accounts payable	80,199	76,735
Accrued liabilities and other	150,536	124,285
Current litigation provision liability	252,051	161,851
Taxes payable	9,834	22,530
Accrued employee compensation and related benefits	90,248	82,551
Total Current Liabilities	622,310	496,746
Long-term debt obligations	141,850	139,538
Contingent consideration	147,080	161,381
Litigation provision liability	42,000	132,210
Deferred tax liabilities	73,143	68,189
Long-term operating lease liabilities (Note 10)	47,227	—
Long-term employee compensation and related benefits	22,551	25,264
Other long-term liabilities	16,577	22,635
Total Liabilities	1,112,738	1,045,963
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 49,329,119 shares issued and 48,318,226 shares outstanding at March 31, 2019; 49,323,418 shares issued and 48,205,783 shares outstanding at December 31, 2018	76,151	76,144
Additional paid-in capital	1,707,117	1,705,111
Accumulated other comprehensive loss	(28,713)	(24,476)
Accumulated deficit	(266,428)	(251,579)
Treasury stock at cost, 1,010,893 shares at March 31, 2019 and 1,117,635 shares at December 31, 2018	(1,321)	(1,462)
Total Stockholders’ Equity	1,486,806	1,503,738
Total Liabilities and Stockholders’ Equity	$2,599,544	$2,549,701

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net (loss) income	$(14,849)	$13,273
Non-cash items included in net (loss) income:
Depreciation	7,547	8,334
Amortization	9,316	8,802
Stock-based compensation	6,872	6,680
Deferred tax expense (benefit)	1,993	(922)
Losses from equity method investments	—	1,573
Gain on acquisition	—	(11,484)
Amortization of income taxes payable on inter-company transfers of property	1,411	1,979
Remeasurement of contingent consideration to fair value	9,457	673
Other	3,354	(1,230)
Changes in operating assets and liabilities:
Accounts receivable, net	7,064	9,109
Inventories	(8,292)	(6,305)
Other current and non-current assets	(23,377)	(16,691)
Accounts payable and accrued current and non-current liabilities	6,384	5,697
Restructuring reserve	(4,906)	905
Net cash provided by operating activities	1,974	20,393
Investing Activities:
Acquisition, net of cash acquired	—	(77,629)
Purchases of property, plant and equipment and other	(5,741)	(5,846)
Proceeds from asset sales	100	123
Net cash used in investing activities	(5,641)	(83,352)
Financing Activities:
Change in short-term borrowing, net	11,061	15,503
Proceeds from short-term borrowing (maturities greater than 90 days)	—	20,000
Proceeds from long-term debt obligations	2,973	—
Proceeds from exercise of stock options	119	1,607
Debt issuance costs	(1,750)	—
Shares repurchased from employees for minimum tax withholding	(4,606)	(4,919)
Other	(208)	(144)
Net cash provided by financing activities	7,589	32,047
Effect of exchange rate changes on cash and cash equivalents	(350)	2,261
Net increase (decrease) in cash and cash equivalents	3,572	(28,651)
Cash and cash equivalents at beginning of period	47,204	93,615
Cash and cash equivalents at end of period	$50,776	$64,964

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of, and for the three months ended March 31, 2019 and March 31, 2018, have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2018 has been derived from audited financial statements contained in our 2018 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries, for the three months ended March 31, 2019 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our 2018 Form 10-K.
The accompanying condensed consolidated financial statements have been prepared on the basis that LivaNova will continue as a going concern. As further discussed in “Note 11. Commitments and Contingencies,” the Company recorded a $294.1 million litigation provision liability as of December 31, 2018 based on management’s best estimate, of which $161.9 million is anticipated to be paid during 2019 and the majority of the remainder is expected to be paid in the first half of 2020. In connection with our assessment of going concern considerations as of the issuance date of our 2018 Form 10-K in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that collectively the payments of the $294.1 million liability and the $23.3 million of current debt obligations represented a condition that raised substantial doubt about our ability to continue as a going concern. However, on February 25, 2019, the Company received $350 million in aggregate financing commitments pursuant to a commitment letter from Bank of America Merrill Lynch International DAC, Barclays Bank PLC, BNP Paribas and Intesa Sanpaolo S.P.A for a debt facility (the “Commitment Letter”). We concluded that the anticipated execution of the debt facility agreement based on the Commitment Letter, when combined with current and anticipated future operating cash flows, alleviated the substantial doubt about the Company’s ability to continue as a going concern over the 12-month period beginning from the issuance date of our 2018 Form 10-K. On March 26, 2019, we entered into a facility agreement that provides a multicurrency term loan facility in an aggregate principal amount of $350 million and terminates on March 26, 2022 (the “Facility Agreement”).
Based on our current business plan, we believe that our existing cash and cash equivalents, future cash generated from operations and borrowings will be sufficient to fund our expected operating needs, working capital requirements, R&D opportunities, capital expenditures, obligations anticipated for the litigation involving our 3T device and debt service requirements over the 12-month period beginning from the issuance date of these financial statements. Accordingly, there are no conditions present as of the issuance date of these financial statements that raise substantial doubt about our ability to continue as a going concern. Our liquidity could be adversely affected by a material deterioration of future operating results.
Reclassifications
We have reclassified certain prior period amounts for comparative purposes. These reclassifications did not have a material effect on our financial condition, results of operations or cash flows.
Gross profit, as previously presented for the three months ended March 31, 2018, excluded amortization of certain intangible assets. For the three months ended March 31, 2018, $3.1 million of such amortization expense should have been included in cost of sales. The Company has determined that this misclassification error was not material to any prior annual or interim periods. For comparability among periods, the Company no longer presents gross profit within its consolidated statements of income (loss) for all periods.
Significant Accounting Policies
Our significant accounting policies are detailed in "Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies" and “Note 3. Revenue Recognition” of our 2018 Form 10-K. Changes to our accounting policies as a result of adopting the new lease accounting standard are discussed below.
On January 1, 2019, we adopted ASC Update (“ASU”) No 2016-02, Leases, including subsequent related accounting updates (collectively referred to as “Topic 842”), which supersedes the previous accounting model for leases. We adopted the standard using the modified retrospective approach with an effective date as of January 1, 2019. Prior year financial statements were not recast under the new standard. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward our historical assessment of whether contracts are or contain leases and lease classification. We also elected the practical expedient to account for lease and non-lease components together as a single combined lease component, which is applicable to all asset classes. We did not, however, elect the practical expedient related to using hindsight in determining the lease term as this was not relevant following our election of the modified retrospective approach.
In addition, we elected certain practical expedients on an ongoing basis, including the practical expedient for short-term leases pursuant to which a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a lease liability and operating lease asset for leases with a term of 12 months or less and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. We have applied this accounting policy to all asset classes in our portfolio, and will recognize the lease payments for such short-term leases within profit and loss on a straight-line basis over the lease term.
Furthermore, from a lessor perspective, certain of our agreements that allow the customer to use, rather than purchase, our medical devices will meet the criteria of being a lease in accordance with the new standard. While the amount of revenue and expenses recognized over the contract term will not be impacted, the timing of revenue and expense recognition will be impacted depending upon lease classification. We enacted appropriate changes to our business processes, systems and internal controls to support recognition and disclosure under the new standard.
We determine if an arrangement is or contains a lease at inception. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the latter of our lease standard effective date for adoption or the lease commencement date. Variable lease payments, such as common area rent maintenance charges and rent escalations not known upon lease commencement, are not included in determination of the minimum lease payments and will be expensed in the period in which the obligation for those payments is incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. We used the incremental borrowing rate available nearest to our adoption date for leases that commenced prior to that date. The operating lease asset also includes any lease payments made in advance and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
For additional information refer to “Note 10. Leases.”
Note 2. Business Combinations
ImThera Medical, Inc.
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

(1)
The fair value of our previously-held interest in ImThera was determined based on the fair value of total consideration transferred and application of a discount for lack of control. As a result, we recognized a gain of $11.5 million for the fair value in excess of our carrying value of $14.1 million. The gain is included in gain on acquisition on our condensed consolidated statement of income for the three months ended March 31, 2018.

The purchase price allocation for the ImThera acquisition was finalized during the first quarter of 2019 and is presented in the following table, including certain measurement period adjustments (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments (1)	Adjusted Purchase Price Allocation
In-process research and development (2)	$151,605	$10,677	$162,282
Developed technology	5,661	(5,661)	—
Goodwill	87,063	(4,467)	82,596
Deferred tax liabilities, net (3)	(27,980)	(1,278)	(29,258)
Other assets and liabilities, net	836	200	1,036
Net assets acquired	$217,185	$(529)	$216,656

(1)	During the second quarter of 2018, measurement period adjustments were recorded based upon new information obtained about facts and circumstances that existed as of the acquisition date.

(2)
The fair value of in-process research and development ("IPR&D") was determined using the income approach, which is a valuation technique that provides a fair value estimate based on the market participant expectations of cash flows the asset would generate. The cash flows were discounted commensurate with the level of risk associated with the asset. The discount rates were developed after assigning a probability of success to achieving the projected cash flows based on the current stage of development, inherent uncertainty in reaching certain regulatory milestones and risks associated with commercialization of the product. The IPR&D amount is included in intangible assets, net on the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018.

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
	$112,744
For a reconciliation of the beginning and ending balance of the contingent consideration refer to “Note 7. Fair Value Measurements.”

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
The following table presents the acquisition date fair value of the consideration transferred (in thousands):

Cash	$203,671
Contingent consideration	40,190
Fair value of consideration transferred	$243,861
The following table presents the preliminary purchase price allocation at fair value for the TandemLife acquisition (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments (1)	Adjusted Purchase Price Allocation
In-process research and development (2) (3)	$110,977	$(3,474)	$107,503
Trade names (2)	11,539	—	11,539
Developed technology (2)	6,387	—	6,387
Goodwill	118,917	(797)	118,120
Inventory	10,296	(140)	10,156
Other assets and liabilities, net	3,632	242	3,874
Deferred tax liabilities, net	(17,887)	4,169	(13,718)
Net assets acquired	$243,861	$—	$243,861

(1)
During the third quarter of 2018, measurement period adjustments were recorded based upon new information regarding future estimates of R&D expenses that existed as of the acquisition date. In addition, during the first quarter of 2019, measurement period adjustments related to finalizing our tax attributes were recorded, which resulted in an increase of $3.3 million in deferred tax assets and a commensurate decrease to goodwill.

(2)
The amounts are included in intangible assets, net in the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018. Trade names and developed technology are amortized over remaining useful lives of 15 and 2 years, respectively.

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

For a reconciliation of the beginning and ending balance of the contingent consideration refer to “Note 7. Fair Value Measurements.”
Note 3. Discontinued Operations
In November 2017, we concluded that the sale of our Cardiac Rhythm Management (“CRM”) business franchise represented a strategic shift in our business that would have a major effect on future operations and financial results. Accordingly, the operating results of CRM are classified as discontinued operations on our condensed consolidated statements of income (loss) for all the periods presented in this Quarterly Report on Form 10-Q.
We completed the CRM Sale on April 30, 2018 to MicroPort Cardiac Rhythm B.V. and MicroPort Scientific Corporation for total cash proceeds of $195.9 million, less cash transferred of $9.2 million, subject to a closing working capital adjustment. In conjunction with the sale, we entered into transition services agreements to provide certain support services generally for up to twelve months from the closing date of the sale. The services include, among others, accounting, information technology, human resources, quality assurance, regulatory affairs, supply chain, clinical affairs and customer support. During three months ended March 31, 2019, we recognized income of $0.6 million for providing these services. Income recognized related to the transition services agreements is recorded as a reduction to the related expenses in the associated expense line items in the condensed consolidated statements of income (loss).
The following table represents the financial results of CRM presented as net loss from discontinued operations in the condensed consolidated statements of income (loss):

Three Months Ended March 31, 2018
Net sales	$60,107
Costs and expenses:
Cost of sales	22,138
Selling, general and administrative expenses	31,826
Research and development	11,281
Restructuring expenses	651
Revaluation gain on assets and liabilities held for sale	(1,213)
Operating loss from discontinued operations	(4,576)
Foreign exchange and other gains	79
Loss from discontinued operations, before tax	(4,497)
Income tax benefit	(1,159)
Losses from equity method investments	(1,211)
Net loss from discontinued operations	$(4,549)
Cash flows attributable to our discontinued operations are included in our condensed consolidated statements of cash flows. For the three months ended March 31, 2018, CRM’s capital expenditures were $0.9 million and stock-based compensation expense was $2.0 million.
Note 4. Restructuring
We initiate restructuring plans to leverage economies of scale, streamline distribution and logistics and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these plans were reported as restructuring expenses in the operating results of our condensed consolidated statements of income (loss).
Our 2015 and 2016 Reorganization Plans (the “Prior Plans”) were initiated October 2015 and March 2016, respectively, in conjunction with the completion of the merger of Cyberonics, Inc. and Sorin S.p.A. in October 2015. The Prior Plans include the closure of the R&D facility in Meylan, France and consolidation of its R&D capabilities into the Clamart, France facility. We completed the Prior Plans during 2018.
In December 2018, we initiated a reorganization plan (the “2018 Plan”) in order to reduce manufacturing and operational costs associated with our Cardiovascular facilities in Saluggia and Mirandola, Italy and Arvada, Colorado. We estimate that the 2018 Plan will result in a net reduction of approximately 75 personnel and is expected to be completed by the end of 2019.
The following table presents the accruals, inventory obsolescence and other reserves, recorded in connection with our reorganization plans (in thousands):

	Employee Severance and Other Termination Costs	Other	Total
Balance at December 31, 2018	$10,195	$3,069	$13,264
Charges	2,480	53	2,533
Cash payments and other	(7,289)	(2,945)	(10,234)
Balance at March 31, 2019	$5,386	$177	$5,563
The following table presents restructuring expense by reportable segment (in thousands):

	Three Months Ended March 31,
	2019	2018
Cardiovascular	$422	$1,341
Neuromodulation	432	6
Other	1,679	534
Total	$2,533	$1,881
Note 5. Product Remediation Liability
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
As part of the remediation plan, we continue to offer a no-charge deep disinfection service (deep cleaning service) for 3T device users as we receive the required regulatory approvals. On April 12, 2018, the FDA agreed to allow us to move forward with the deep cleaning service in the U.S., adding to the growing list of countries around the world in which we offer this service. Also, we are continuing to offer the loaner program for 3T devices, initiated in the fourth quarter of 2016, to provide existing 3T device users with a new loaner 3T device at no charge pending regulatory approval and implementation of the vacuum system addition and deep disinfection service worldwide. This loaner program began in the U.S. and is being made available progressively on a global basis, prioritizing and allocating devices to 3T device users based on pre-established criteria.

Changes in the carrying amount of the product remediation liability are as follows (in thousands):

Balance at December 31, 2018	$14,745
Adjustments	589
Remediation activity	(3,582)
Effect of changes in foreign currency exchange rates	(231)
Balance at March 31, 2019 (1)	$11,521

(1)	At March 31, 2019, the product remediation liability balance is included within accrued liabilities and other on the condensed consolidated balance sheet.
We recognized product remediation expenses during the three months ended March 31, 2019, of $2.9 million and $3.7 million during the three months ended March 31, 2018. Product remediation expenses include internal labor costs, costs to remediate certain inspectional observations made by the FDA at our Munich facility and costs associated with the incorporation of the modification of the 3T device design into the next generation 3T device. These costs and related legal costs are expensed as incurred and are not included within the product remediation liability presented above. During the fourth quarter of 2018, we recognized a $294.1 million liability related to the litigation involving the 3T device. Our related legal costs are expensed as incurred. For further information, please refer to “Note 11. Commitments and Contingencies.”
Note 6. Investments
The following table details the carrying value of our investments in equity securities of non-consolidated affiliates without readily determinable fair values for which we do not exert significant influence over the investee. These equity investments are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. These equity investments are included in investments on the condensed consolidated balance sheets (in thousands):

	March 31, 2019	December 31, 2018
Respicardia Inc. (1)	$17,706	$17,706
Ceribell, Inc.	3,000	3,000
Rainbow Medical Ltd.	1,099	1,119
MD Start II	1,123	1,144
Highlife S.A.S.	1,064	1,084
Other	770	770
	$24,762	$24,823

(1)
Respicardia Inc. (“Respicardia”) is a privately funded U.S. company developing an implantable device designed to restore a more natural breathing pattern during sleep in patients with central sleep apnea by transvenously stimulating the phrenic nerve. We have a loan outstanding to Respicardia, with a carrying amount of $0.6 million as of March 31, 2019 and December 31, 2018, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

Note 7. Fair Value Measurements
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2019 and 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of March 31, 2019	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - freestanding instruments (foreign currency exchange rate “FX”)	$228	$—	$228	$—
	$228	$—	$228	$—

Liabilities:
Derivative liabilities - designated as cash flow hedges FX	$1,082	$—	$1,082	$—
Derivative liabilities - designated as cash flow hedges (interest rate swaps)	738	—	738	—
Derivative liabilities - freestanding instruments FX	198	—	198	—
Contingent consideration (1)	189,382	—	—	189,382
	$191,400	$—	$2,018	$189,382

	Fair Value as of December 31, 2018	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - freestanding instruments (foreign currency exchange rate "FX")	$236	$—	$236	$—
	$236	$—	$236	$—

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$1,354	$—	$1,354	$—
Derivative liabilities - designated as cash flow hedges (interest rate swaps)	865	—	865	—
Derivative liabilities - freestanding instruments (FX)	3,173	—	3,173	—
Contingent consideration (1)	179,911	—	—	179,911
	$185,303	$—	$5,392	$179,911

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

Our recurring fair value measurements, using significant unobservable inputs (Level 3), relate solely to our contingent consideration liability. The following table provides a reconciliation of the beginning and ending balance of the contingent consideration liability (in thousands):

Total contingent consideration liability at December 31, 2018	$179,911
Changes in fair value (1)	9,457
Effect of changes in foreign currency exchange rates	14
Total contingent consideration liability at March 31, 2019	189,382
Less current portion of contingent consideration liability at March 31, 2019	42,302
Long-term portion of contingent consideration liability at March 31, 2019	$147,080

(1)
The change in fair value was primarily due to the impact of decreases in interest rates subsequent to December 31, 2018, which directly impacts the discount rate utilized in the valuation of contingent consideration.

Note 8. Financing Arrangements
The outstanding principal amount of long-term debt (in thousands, except interest rates):

	March 31, 2019	December 31, 2018	Maturity	Interest Rate
2017 European Investment Bank (1)	$103,570	$103,570	June 2026	3.59%
2014 European Investment Bank (2)	46,745	47,606	June 2021	0.97%
Mediocredito Italiano (3)	7,502	7,623	December 2023	0.50% - 3.02%
Bank of America, U.S.	2,973	—	January 2021	4.51%
Banca del Mezzogiorno (4)	2,678	2,718	December 2019	0.50% - 3.07%
Region Wallonne	719	742	December 2023 and June 2033	0.75% - 1.24%
Mediocredito Italiano - mortgages and other	543	582	September 2021 and September 2026	0.77% - 1.27%
Total long-term facilities	164,730	162,841
Less current portion of long-term debt	22,880	23,303
Total long-term debt	$141,850	$139,538

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
On March 26, 2019, we entered into a Facility Agreement with Bank of America Merrill Lynch International DAC, Barclays Bank PLC, BNP Paribas (London Branch) and Intesa Sanpaolo S.P.A. that provides a multicurrency term loan facility in an aggregate amount of $350 million and terminates on March 26, 2022. As of March 31, 2019, there have been no borrowings drawn under the facility. Future borrowings under the facility will bear interest at a rate of LIBOR plus 1.6% for borrowings in U.S. dollars and EURIBOR plus 1.4% for euro-denominated borrowings. The proceeds of the facility are intended to be used towards general corporate and working capital purposes, excluding acquisitions, dividends and share buybacks. The facility became available on March 26, 2019, subject to satisfaction of certain customary conditions precedent including payment of certain upfront fees and evidence of cancellation and repayment in full of our $70.0 million revolving credit facility from Barclays Bank PLC on or before the first utilization date. The Facility Agreement contains financial covenants that require LivaNova to maintain a maximum consolidated net debt to EBITDA ratio, a minimum interest coverage ratio and a maximum consolidated net debt to net worth ratio. LivaNova must also maintain a minimum amount of consolidated net worth. The Facility Agreement also contains customary representations and warranties, covenants, and events of default.
Revolving Credit
The outstanding principal amount of our short-term unsecured revolving credit agreements and other agreements with various banks was $16.6 million and $5.5 million, at March 31, 2019 and December 31, 2018, respectively, with interest rates ranging from 0.2% to 9.1% and loan terms ranging from 30 days to 180 days as of March 31, 2019.
Note 9. Derivatives and Risk Management
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations. In addition, due to certain loans with floating interest rates, we are also subject to the impact of changes in interest rates on our interest payments. We enter into foreign currency exchange rate (“FX”) derivative contracts and interest rate swap contracts to reduce the impact of foreign currency exchange rate and interest rate fluctuations on earnings and cash flow. We measure all outstanding derivatives each period end at fair value and report the fair value as either financial assets or liabilities on the condensed consolidated balance sheets. We do not enter into derivative contracts for speculative purposes. At inception of the contract, the derivative is designated as either a freestanding derivative or a hedge. Derivatives that are not designated as hedging instruments are referred to as freestanding derivatives with changes in fair value included in earnings.
If the derivative qualifies for hedge accounting, changes in the fair value of the derivative will be recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings upon settlement/termination. FX derivative gains and losses in AOCI are reclassified to our condensed consolidated statements of income (loss) as shown in the tables below and interest rate swap gains and losses in AOCI are reclassified to interest expense on our condensed consolidated statements of income (loss). We evaluate hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective hedge accounting is discontinued and the gains or losses are reclassified into earnings. Cash flows from derivative contracts are reported as operating activities on our condensed consolidated statements of cash flows.
Freestanding FX Derivative Contracts
The gross notional amount of FX derivative contracts, not designated as hedging instruments, outstanding at March 31, 2019 and December 31, 2018 was $185.1 million and $320.2 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans, our 2014 EIB loan, and trade receivables. We recorded net gains for these freestanding derivatives of $3.7 million for the three months ended March 31, 2019 and net losses of $7.6 million for the three months ended March 31, 2018. These gains and losses are included in foreign exchange and other gains (losses) on our condensed consolidated statements of income (loss).
Cash Flow Hedges
Notional amounts of open derivative contracts designated as cash flow hedges (in thousands):

Description of Derivative Contract	March 31, 2019	December 31, 2018
FX derivative contracts to be exchanged for British Pounds	$7,176	$9,629
FX derivative contracts to be exchanged for Japanese Yen	21,932	23,985
FX derivative contracts to be exchanged for Canadian Dollars	5,301	7,637
FX derivative contracts to be exchanged for Euros	19,574	29,768
Interest rate swap contracts	37,422	38,115
	$91,405	$109,134
After-tax net loss associated with derivatives designated as cash flow hedges recorded in the ending balance of AOCI and the amount expected to be reclassified to earnings in the next twelve months (in thousands):

Description of Derivative Contract	After-tax net loss in AOCI as of March 31, 2019	Amount Expected to be Reclassified to Earnings in Next 12 Months
FX derivative contracts	$(805)	$(805)
Interest rate swap contracts	(147)	(66)
	$(952)	$(871)

Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in Other Comprehensive (Loss) Income (“OCI”) and the amount reclassified to earnings from AOCI (in thousands):

		Three Months Ended March 31,
		2019		2018
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Gains Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings	Gains Recognized in OCI	Gains Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other gains	$1,309	$1,642	$214	$846
FX derivative contracts	SG&A	—	(310)	—	625
Interest rate swap contracts	Interest expense	—	(13)	—	—
		$1,309	$1,319	$214	$1,471
The following tables present the fair value on a gross basis, and the location of, derivative contracts reported in the condensed consolidated balance sheets (in thousands):

March 31, 2019	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$479
Interest rate swap contracts	Other assets	—	Other long-term liabilities	259
FX derivative contracts	Prepaid expenses and other current assets	—	Accrued liabilities	1,082
Total derivatives designated as hedging instruments		—		1,820
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Prepaid expenses and other current assets	228	Accrued liabilities	198
Total derivatives not designated as hedging instruments		228		198
Total derivatives		$228		$2,018

December 31, 2018	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts	Prepaid expenses and other current assets	$—	Accrued liabilities	$536
Interest rate swap contracts	Other assets	—	Other long-term liabilities	329
FX derivative contracts	Prepaid expenses and other current assets	—	Accrued liabilities	1,354
Total derivatives designated as hedging instruments		—		2,219
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Prepaid expenses and other current assets	236	Accrued liabilities	3,173
Total derivatives not designated as hedging instruments		236		3,173
Total derivatives		$236		$5,392

(1)	For the classification of inputs used to evaluate the fair value of our derivatives, refer to “Note 7. Fair Value Measurements.”
Note 10. Leases
We have operating leases primarily for (i) office space, (ii) manufacturing, warehouse and research and development facilities and (iii) vehicles. Our leases have remaining lease terms up to 13 years, some of which include options to extend the leases, and some of which include options to terminate the leases at our sole discretion. The components of operating lease assets, liabilities and costs are as follows (in thousands):

Operating Lease Assets and Liabilities	March 31, 2019
Assets
Operating lease right-of-use assets	$57,070

Liabilities
Accrued liabilities and other	$10,779
Long-term operating lease liabilities	47,227
Total lease liabilities	$58,006

Operating Lease Cost	Three Months Ended March 31, 2019
Operating lease cost	$3,740
Variable lease cost	171
Short-term lease cost	86
Total lease cost	$3,997

Contractual maturities of our lease liabilities as of March 31, 2019, are as follows (in thousands):

2019	$8,790
2020	10,428
2021	8,557
2022	7,499
2023	6,463
Thereafter	22,095
Total lease payments	63,832
Less: Amount representing interest	5,826
Present value of lease liabilities	$58,006

Lease Term and Discount Rate	March 31, 2019
Weighted Average Remaining Lease Term	7.7
Weighted Average Discount Rate	2.3%

Other Information (in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$3,842

Operating lease assets obtained in exchange for lease liabilities	$465
Disclosures Related to Periods Prior to Adoption of Topic 842
On January 1, 2019, we adopted Topic 842 using the modified retrospective adoption approach, as noted in “Note 1. Unaudited Condensed Consolidated Financial Statements.” As required and as previously disclosed in our 2018 Form 10-K, the following table summarizes our future minimum operating lease payments as of December 31, 2018 (in thousands):

Less than one year	$11,986
One to three years	21,031
Three to five years	14,998
Thereafter	20,943
Total	$68,958
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
On December 31, 2016, we recognized a liability for our product remediation plan related to our 3T device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally in November and December 2016, and furthermore, the cost associated with the plan was reasonably estimable. At March 31, 2019, the product remediation liability was $11.5 million. Refer to “Note 5. Product Remediation Liability” for additional information.
Litigation
Product Liability
The Company is currently involved in litigation involving our 3T device. The litigation includes a class action complaint in the U.S. District Court for the Middle District of Pennsylvania, federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania, various U.S. state court cases and cases in jurisdictions outside the U.S. As of April 30, 2019, we are aware of approximately 210 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.

The class action, filed in February 2016, consists of all Pennsylvania residents who underwent open heart surgery at WellSpan York Hospital and Penn State Milton S. Hershey Medical Center between 2011 and 2015 and who currently are asymptomatic for NTM infection. Members of the class seek declaratory relief that the 3T devices are defective and unsafe for intended uses, medical monitoring, damages, and attorneys’ fees. On March 29, 2019, we announced a settlement framework that provides for a comprehensive resolution of the personal injury cases pending in the multi-district litigation in U.S. federal court, the related class action pending in federal court, as well as certain cases in state courts across the United States. The agreement, which makes no admission of liability, is subject to certain conditions, including acceptance of the settlement by individual claimants and provides for a total payment of up to $225 million to resolve the claims covered by the settlement, with up to $135 million to be paid no earlier than July 2019 and the remainder in January 2020. However, cases in state courts in the U.S. and in jurisdictions outside the U.S continue to progress. In the fourth quarter of 2018, we recognized a $294.1 million provision, which represents our best estimate of the Company’s liability for these matters. At March 31, 2019, the provision estimate remains unchanged. While the amount accrued represents our best estimate, the actual liability for resolution of these matters remains uncertain and may vary from our estimate.
Total coverage under the Company’s product liability insurance policies is $32.9 million, once the self-retention limit of $11.0 million is met. While the Company has not currently recorded a receivable for recovery under the insurance policies as of March 31, 2019, the Company intends to pursue recovery under the policies in connection with the settlement of the litigation involving our 3T device.
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
In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company. On April 1, 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin approximately $328,000 for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal of Milan. On March 5, 2019, the Court of Appeal issued a partial decision on the merits: the Court has declared Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the Sorin spin-off. Additionally the Court issued a separate order, staying the proceeding until a Panel of three experts is appointed to identify the environmental damages and the costs that the Public Administrations already has borne for the clean-up of the Sites to allow the Court to decide on the second claim of the Public Administrations, for a refund for the SNIA environmental liabilities.
We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Opposition to Merger Proceedings
On July 28, 2015, the Public Administrations filed an opposition proceeding before the Commercial Courts of Milan to the merger of Sorin and Cyberonics, Inc., the predecessor companies to LivaNova. The Court authorized the merger and the Public Administrations did not appeal that decision. The proceeding then continued as a civil case, with the Public Administrations seeking damages. The Commercial Court of Milan delivered a decision in October 2016, fully rejecting the Public Administrations’ request and awarding us approximately €400,000 (approximately $449,000 as of March 31, 2019) in damages for frivolous litigation and legal fees. The Public Administrations appealed to the Court of Appeal of Milan. On May 15, 2018, the Court of Appeal of Milan confirmed its decision authorizing the merger but annulled the penalty for frivolous litigation and reduced the overall contribution to legal fees to €84,000 (approximately $94,000 as of March 31, 2019) for legal fees. The Public Administrations subsequently filed an appeal with the Supreme Court against the decision of the Court of Appeal of

Milan. The proceedings before the Supreme Court are presently pending, and no decision is expected in 2019. We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Patent Litigation
On May 11, 2018, Neuro and Cardiac Technologies LLC (“NCT”), a non-practicing entity, filed a complaint in the United States District Court for the Southern District of Texas asserting that the VNS Therapy System, when used with the SenTiva Model 1000 generator, infringes the claims of U.S. Patent No. 7,076,307 owned by NCT. The complaint requests damages that include a royalty, costs, interest, and attorneys’ fees. On September 13, 2018 and November 12, 2018, we petitioned the Patent Trial and Appeal Board of the U. S. Patent and Trademark Office (the “Patent Office”) for an inter partes review (“IPR”) of the validity of the ‘307 patent. The Patent Office declined to institute the IPR related to the September 13 petition, but the November 12 IPR is still pending. The Court has stayed the litigation pending the outcome of the remaining IPR proceeding. We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Tax Litigation
In a tax audit report received on October 30, 2009, the Regional Internal Revenue Office of Lombardy (the “Internal Revenue Office”) informed Sorin Group Italia S.r.l. that, among several issues, it was disallowing in part (for a total of €102.6 million (approximately $115.2 million as of March 31, 2019), related to tax years 2002 through 2006) a tax-deductible write down of the investment in the U.S. company, Cobe Cardiovascular Inc., which Sorin Group Italia S.r.l. recognized in 2002 and deducted in five equal installments, beginning in 2002. In December 2009, the Internal Revenue Office issued notices of assessment for 2002, 2003 and 2004. The assessments for 2002 and 2003 were automatically voided for lack of merit. In December 2010 and October 2011, the Internal Revenue Office issued notices of assessment for 2005 and 2006, respectively. We challenged all three notices of assessment (for 2004, 2005 and 2006) before the relevant Provincial Tax Courts.
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
In November 2012, the Internal Revenue Office served a notice of assessment for 2007, and in July 2013, served a notice of assessment for 2008. In these matters the Internal Revenue Office claims an increase in taxable income due to a reduction (similar to the previous notices of assessment for 2004, 2005 and 2006) of the losses reported by Sorin Group Italia S.r.l. for the 2002, 2003 and 2004 tax periods, and subsequently utilized in 2007 and 2008. We challenged both notices of assessment. The Provincial Tax Court of Milan has stayed its decision for years 2007 and 2008 pending resolution of the litigation regarding years 2004, 2005, and 2006. The total amount of losses in dispute is €62.6 million (approximately $70.3 million as of March 31, 2019). We have continuously reassessed our potential exposure in these matters, taking into account the recent, and generally adverse, trend to Italian taxpayers in this type of litigation. Although we believe that our defensive arguments are strong, noting the adverse trend in some of the court decisions, we have recognized a reserve for an uncertain tax position of €17.3 million (approximately $19.4 million) as of March 31, 2019.
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

Note 12. Stockholders’ Equity
The table below presents the condensed consolidated statement of stockholders’ equity as of and for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Total Stockholders' Equity
December 31, 2018	49,323	$76,144	$1,705,111	$(1,462)	$(24,476)	$(251,579)	$1,503,738
Stock-based compensation plans	6	7	2,006	141	—	—	2,154
Net loss	—	—	—	—	—	(14,849)	(14,849)
Other comprehensive loss	—	—	—	—	(4,237)	—	(4,237)
March 31, 2019	49,329	$76,151	$1,707,117	$(1,321)	$(28,713)	$(266,428)	$1,486,806

December 31, 2017	48,290	$74,750	$1,735,048	$(133)	$45,313	$(39,664)	$1,815,314
Adoption of ASU No. 2016-16	—	—	—	—	—	(22,430)	(22,430)
Share issuances	300	422	—	(422)	—	—	—
Stock-based compensation plans	38	52	2,996	180	—	—	3,228
Net income	—	—	—	—	—	13,273	13,273
Other comprehensive income	—	—	—	—	9,597	—	9,597
March 31, 2018	48,628	$75,224	$1,738,044	$(375)	$54,910	$(48,821)	$1,818,982

The table below presents the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Change in Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
As of December 31, 2018	$(944)	$(23,532)	$(24,476)
Other comprehensive income (loss) before reclassifications, before tax	1,309	(4,229)	(2,920)
Tax expense	(314)	—	(314)
Other comprehensive income (loss) before reclassifications, net of tax	995	(4,229)	(3,234)
Reclassification of gain from accumulated other comprehensive income (loss), before tax	(1,319)	—	(1,319)
Reclassification of tax expense	316	—	316
Reclassification of gain from accumulated other comprehensive income (loss), after tax	(1,003)	—	(1,003)
Net current-period other comprehensive loss, net of tax	(8)	(4,229)	(4,237)
As of March 31, 2019	$(952)	$(27,761)	$(28,713)

As of December 31, 2017	$(919)	$46,232	$45,313
Other comprehensive income before reclassifications, before tax	214	10,552	10,766
Tax benefit	(51)	—	(51)
Other comprehensive income before reclassifications, net of tax	163	10,552	10,715
Reclassification of gain from accumulated other comprehensive income, before tax	(1,471)	—	(1,471)
Reclassification of tax benefit	353	—	353
Reclassification of gain from accumulated other comprehensive income, after tax	(1,118)	—	(1,118)
Net current-period other comprehensive (loss) income, net of tax	(955)	10,552	9,597
As of March 31, 2018	$(1,874)	$56,784	$54,910

(1)	Taxes are not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 13. Stock-Based Incentive Plans
Stock-based incentive plans compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Service-based restricted stock units ("RSUs")	$2,970	$2,156
Service-based stock appreciation rights ("SARs")	2,008	1,348
Market performance-based restricted stock units	551	345
Operating performance-based restricted stock units	971	848
Employee stock purchase plan	372	—
Total stock-based compensation expense	$6,872	$4,697
During the three months ended March 31, 2019, we issued stock-based compensatory awards with contract terms agreed upon by us and the respective individuals, as approved by the Compensation Committee of our Board of Directors. The awards with service conditions generally vest ratably over four years, subject to forfeiture unless service conditions are met. Market performance-based awards cliff vest after three years subject to the rank of our total shareholder return for the three-year period ending December 31, 2021 relative to the total shareholder returns for a peer group of companies. Operating performance-

based awards cliff vest after three years subject to the achievement of certain thresholds of cumulative adjusted free cash flow for the three year period ending December 31, 2021. Compensation expense related to awards granted during 2019 for the three months ended March 31, 2019 was $0.1 million.
On January 1, 2019, we initiated the LivaNova Global Employee Share Purchase Plan (“ESPP”). Compensation expense related to the ESPP for the three months ended March 31, 2019 was $0.4 million.
Stock-based compensation agreements issued during the three months ended March 31, 2019, representing potential shares and their weighted average grant date fair values by type follows (shares in thousands, fair value in dollars):

	Three Months Ended March 31, 2019
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	577	$31.40
Service-based RSUs	234	$97.25
Market performance-based RSUs	43	$101.10
Operating performance-based RSUs	43	$97.25
Note 14. Income Taxes
Our effective income tax rate from continuing operations for the three months ended March 31, 2019 was 30.8% compared with 17.6% for the three months ended March 31, 2018. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three months ended March 31, 2018, the increase in the effective tax rate for the three months ended March 31, 2019 was primarily attributable to a realized benefit from discrete tax items including the release of an uncertain tax position.
We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in our financial statements. Tax benefits totaling $19.1 million and $22.9 million were unrecognized as of March 31, 2019 and December 31, 2018, respectively. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $1.2 million.
We monitor income tax developments in countries where we conduct business. In 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (the “Tax Act”). To determine the full effects of the Tax Act, we are awaiting the finalization of several proposed U.S. Treasury regulations that were issued during 2018, as well as additional regulations to be proposed and finalized pursuant to the U.S. Treasury’s expanded regulatory authority under the Tax Act. It is also possible that technical correction legislation concerning the Tax Act could retroactively affect tax liabilities for 2018. In addition, state legislative changes addressing conformity to the Tax Act are still pending.
Note 15. Net Income Per Share
Reconciliation of the shares used in the basic and diluted earnings per share computations for the three months ended March 31, 2019 and March 31, 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Basic weighted average shares outstanding	48,246	48,324
Add effects of share-based compensation instruments (1)	—	863
Diluted weighted average shares outstanding	48,246	49,187

(1)
Excluded from the computation of diluted earnings per share for the three months ended March 31, 2019 and March 31, 2018 were stock options, SARs and restricted share units totaling 3.3 million and 0.8 million, because to include them would have been anti-dilutive under the treasury stock method.

Note 16. Geographic and Segment Information
We identify operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have two reportable segments: Cardiovascular and Neuromodulation.
The Cardiovascular segment generates its revenue from the development, production and sale of cardiopulmonary products, heart valves and advanced circulatory support. Cardiopulmonary products include oxygenators, heart-lung machines, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories. Heart valves include mechanical heart valves, tissue heart valves and related repair products. Advanced circulatory support includes temporary life support product kits that can include a combination of pumps, oxygenators, and cannulae.
Our Neuromodulation segment generates its revenue from the design, development and marketing of neuromodulation therapy systems for the treatment of drug-resistant epilepsy and Treatment-Resistant Depression (“TRD”). Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. Our Neuromodulation segment also includes an implantable device for the treatment of obstructive sleep apnea that stimulates multiple tongue muscles via the hypoglossal nerve, which opens the airway while a patient is sleeping.
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

We operate under three geographic regions: U.S., Europe, and Rest of world. The table below presents net sales by operating segment and geographic region (in thousands):

	Three Months Ended March 31,
	2019	2018
Cardiopulmonary
United States	$39,123	$38,445
Europe	35,561	36,870
Rest of world	46,886	49,815
	121,570	125,130
Heart Valves
United States	4,356	6,536
Europe	10,513	12,116
Rest of world	10,804	12,390
	25,673	31,042
Advanced Circulatory Support
United States	8,033	—
Europe	119	—
Rest of world	96	—
	8,248	—
Cardiovascular
United States	51,512	44,981
Europe	46,193	48,986
Rest of world	57,786	62,205
	155,491	156,172
Neuromodulation
United States	76,886	77,992
Europe	10,659	10,291
Rest of world	7,104	5,561
	94,649	93,844

Other	661	382
Totals
United States	128,398	122,973
Europe (1)	56,852	59,277
Rest of world	65,551	68,148
Total (2)	$250,801	$250,398

(1)	Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in Rest of world.

(2)	No single customer represented over 10% of our consolidated net sales. No country’s net sales exceeded 10% of our consolidated sales except for the U.S.

The table below presents a reconciliation of segment income from continuing operations to consolidated income from continuing operations before tax (in thousands):

	Three Months Ended March 31,
Operating Income from Continuing Operations	2019	2018
Cardiovascular	$989	$10,258
Neuromodulation	21,631	38,734
Other	(28,299)	(22,820)
Total reportable segment (loss) income from continuing operations	(5,679)	26,172
Merger and integration expenses	3,251	2,960
Restructuring expenses	2,533	1,881
Amortization of intangibles	9,316	8,801
Operating (loss) income from continuing operations	(20,779)	12,530
Interest income	249	447
Interest expense	(1,662)	(2,111)
Gain on acquisition	—	11,484
Foreign exchange and other gains (losses)	729	(273)
(Loss) income from continuing operations before tax	$(21,463)	$22,077
Assets by reportable segment are as follows (in thousands):

Assets	March 31, 2019	December 31, 2018
Cardiovascular	$1,561,813	$1,532,825
Neuromodulation	733,307	731,840
Other	304,424	285,036
Total assets	$2,599,544	$2,549,701
Capital expenditures by segment are as follows (in thousands):

	Three Months Ended March 31,
Capital expenditures	2019	2018
Cardiovascular	$3,551	$3,131
Neuromodulation	403	347
Other	929	1,443
Discontinued operations	—	925
Total	$4,883	$5,846
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2019 were as follows (in thousands):

	Neuromodulation	Cardiovascular	Other	Total
December 31, 2018	$398,539	$515,859	$42,417	$956,815
Measurement period adjustments	—	(3,326)	—	(3,326)
Foreign currency adjustments	216	(1,588)	—	(1,372)
March 31, 2019	$398,755	$510,945	$42,417	$952,117

Property, plant and equipment, net by geography are as follows (in thousands):

PP&E	March 31, 2019	December 31, 2018
United States	$67,611	$68,862
Europe	108,391	112,376
Rest of world	9,945	10,162
Total	$185,947	$191,400
Note 17. Supplemental Financial Information
Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$41,662	$40,387
Work-in-process	21,934	15,999
Finished goods	97,671	97,149
	$161,267	$153,535
Inventories are reported net of the provision for obsolescence. This provision, which reflects normal obsolescence and includes components that are phased out or expired, totaled $12.5 million and $11.6 million at March 31, 2019 and December 31, 2018, respectively.
Accrued liabilities and other consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Contingent consideration (1)	$42,302	$18,530
Legal and administrative costs	23,386	9,189
CRM purchase price adjustment payable to MicroPort Scientific Corporation	14,891	14,891
Operating lease liabilities (2)	10,779	—
Product remediation (3)	11,521	13,945
Other amounts payable to MicroPort Scientific Corporation	5,105	9,319
Restructuring related liabilities (4)	4,396	9,393
Provisions for agents, returns and other	4,549	4,934
Derivative contract liabilities (5)	1,759	5,063
Other accrued expenses	31,848	39,021
	$150,536	$124,285

(1)	Refer to “Note 7. Fair Value Measurements”

(2)	Refer to “Note 10. Leases”

(3)	Refer to “Note 5. Product Remediation Liability”

(4)	Refer to “Note 4. Restructuring”

(5)	Refer to “Note 9. Derivatives and Risk Management”
As of March 31, 2019 and December 31, 2018, contract liabilities of $5.5 million and $4.8 million, respectively, are included within accrued liabilities and other and other long-term liabilities on the condensed consolidated balance sheets.

Note 18. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the FASB and the impact of the adoption on our condensed financial statements:

Issue Date & Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
February 2016 ASU No. 2016-02, Leases (Topic 842) and subsequent amendments
The standard requires lessees to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use (“ROU”) assets and to provide enhanced disclosures. Furthermore, from a lessor perspective, certain of our agreements that allow the customer to use, rather than purchase, our medical devices met the criteria of being a lease in accordance with the new standard.
		January 1, 2019	Adoption of the new standard resulted in the recognition of ROU assets and lease liabilities of approximately $60 million as of January 1, 2019. Refer to “Note 10. Leases.”
June 2018 ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	This update simplifies the accounting for non-employee share-based payment transactions.	January 1, 2019	There was no material impact to our condensed consolidated financial statements as a result of adopting this ASU.

Future Adoption of New Accounting Pronouncements
The following table provides a description of future adoptions of new accounting standards that may have an impact on our financial statements when adopted:

Issue Date & Standard	Description	Projected Date of Adoption	Effect on Financial Statements or Other Significant Matters
June 2016 ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)
The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The modified-retrospective approach is generally applicable through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted.
		January 1, 2020	We are currently evaluating the effect this standard will have on our condensed consolidated financial statements and related disclosures.
January 2017 ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This update removes step 2 of the goodwill impairment test that compares the implied fair value of goodwill with its carrying amount. Instead, an impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recorded by the amount a reporting unit’s carrying amount exceeds its fair value. Early adoption is permitted.
		January 1, 2020	We are currently evaluating the effect this standard will have on our condensed consolidated financial statements and related disclosures.
August 2018 ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement	This update removes, modifies and adds certain disclosure requirements related to fair value measurements. Early adoption is permitted.	January 1, 2020	We do not expect the adoption of this update to have a material effect on our condensed consolidated financial statement disclosures.
August 2018 ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans
This update adds and removes certain disclosure requirements related to defined benefit plans. This ASU is to be implemented on a retrospective basis for all periods presented with early adoption permitted.
		January 1, 2021	We do not expect the adoption of this update to have a material effect on our condensed consolidated financial statement disclosures.
August 2018
ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

This update clarifies and aligns the accounting for implementation costs for hosting arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is to be applied either retrospectively or prospectively with early adoption permitted.
		January 1, 2020	We do not expect the adoption of this update to have a material effect on our condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes which appear elsewhere in this document and with our 2018 Form 10-K. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our 2018 Form 10-K and elsewhere in this quarterly report.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.
Business Overview
We are a public limited company organized under the laws of England and Wales, headquartered in London, England. We are a global medical device company focused on the development and delivery of important therapeutic solutions for the benefit of patients, healthcare professionals and healthcare systems throughout the world. Working closely with medical professionals in the fields of Cardiovascular and Neuromodulation, we design, develop, manufacture and sell innovative therapeutic solutions that are consistent with our mission to improve our patients’ quality of life, increase the skills and capabilities of healthcare professionals and minimize healthcare costs.
Sale of the CRM Business Franchise
We completed the CRM Sale on April 30, 2018 for total cash proceeds of $195.9 million, less cash transferred of $9.2 million, subject to a closing working capital adjustment. The results of operations of CRM are reflected as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. Refer to “Note 3. Discontinued Operations” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Business Franchises
LivaNova is comprised of two principal business franchises, which are also our reportable segments: Cardiovascular and Neuromodulation, corresponding to our primary therapeutic areas. Other corporate activities include corporate shared service expenses for finance, legal, human resources, information technology and New Ventures.
For further information regarding our business segments, historical financial information and our methodology for the presentation of financial results, please refer to the condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q.
Cardiovascular Update
Our Cardiovascular business franchise is engaged in the development, production and sale of cardiopulmonary products, heart valves and advanced circulatory support products. Cardiopulmonary products include oxygenators, heart-lung machines, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories. Heart valves include mechanical heart valves, tissue heart valves and related repair products. Advanced circulatory support includes temporary life support product kits that can include a combination of pumps, oxygenators, and cannulae.
Product Remediation Plan
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
We continue to work diligently to remediate the FDA’s inspectional observations for the Munich facility, as well as the additional issues identified in the Warning Letter. We take these matters seriously and intend to respond timely and fully to the FDA’s requests. For further information, please refer to “Note 5. Product Remediation Liability” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Product Liability
The Company is currently involved in litigation involving our 3T device. As of April 30, 2019, we are aware of approximately 210 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. On March 29, 2019, we announced a settlement framework that provides for a comprehensive resolution of the personal injury cases pending in the multi-district litigation in U.S. federal court, the related class action pending in federal court, as well as certain cases in state courts across the United States. The agreement, which makes no admission of liability, is subject to certain conditions, including acceptance of the settlement by individual claimants and provides for a total payment of up to $225 million to resolve the claims covered by the settlement, with up to $135 million to be paid no earlier than July 2019 and the remainder in January 2020. However, cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. In the fourth quarter of 2018, we recognized a $294.1 million provision, which represents our best estimate of the Company’s liability for these matters. At March 31, 2019, the provision estimate remains unchanged. For further information refer to “Note 11. Commitments and Contingencies.”
Heart Valves
In February 2019, we announced that Japan’s Ministry of Health, Labour and Welfare granted national reimbursement for the Perceval sutureless aortic heart valve to treat aortic valve disease.
Neuromodulation Update
Our Neuromodulation business franchise designs, develops and markets neuromodulation therapy for the treatment of drug-resistant epilepsy, TRD and obstructive sleep apnea. We are also focused on the development and clinical testing of the VITARIA System for treating heart failure through vagus nerve stimulation.
Depression
In February 2019, we announced that the U.S. Centers for Medicare & Medicaid Services (“CMS”) finalized its National Coverage Determination (“NCD”) for the LivaNova Vagus Nerve Stimulation Therapy (“VNS Therapy”) System for TRD. This final decision initiates coverage for Medicare beneficiaries through Coverage with Evidence Development (“CED”) when offered in a CMS-approved, double-blind, randomized, placebo-controlled trial with a follow-up duration of at least one year, as well as the coverage of VNS Therapy device replacement. The CED also includes the possibility to extend the study to a prospective longitudinal study.
Significant Accounting Policies and Critical Accounting Estimates
In addition to our critical accounting policies provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form 10-K, refer to “Significant Accounting Policies” within “Note 1. Unaudited Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q.
The accompanying unaudited condensed consolidated financial statements of LivaNova and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis.
New accounting pronouncements are disclosed in “Note 18. New Accounting Pronouncements” contained in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Other
Brexit
On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” On March 29, 2017, the UK government gave formal notice of its intention to leave the EU and began the process of negotiating the future terms of the UK’s relationship with the EU. Brexit could adversely affect UK, regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. We have foreign exchange exposure management programs designed to help minimize the impact from foreign currency exchange rate movements. For the three months ended March 31, 2019 and 2018, net sales generated from our European operations constituted approximately 22.7% and 23.7%, respectively, of total net sales.
Negotiations between the UK and the EU continue about provisions of the withdrawal agreement. Unless the deadline is further extended, the UK will leave the EU on October 31, 2019. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the EU markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for medical device companies and increased restrictions on imports and exports throughout Europe. This could adversely affect our ability to conduct and expand our operations in Europe and may have an adverse effect on our overall business, financial condition and results of operations. For additional information on how Brexit could affect our business, see Part I, Item 1A Risk Factors-“The UK’s vote in favor of withdrawing from the EU could lead to increased market volatility and make it more difficult for us to do business in Europe or have other adverse effects on our business” of our 2018 Form 10-K.
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
We and several of our wholly owned subsidiaries that are domiciled either in the UK, various EU Member States, or in the U.S., are party to intercompany transactions and agreements under which we receive various tax reliefs and exemptions in accordance with applicable international tax laws, treaties and regulations. If certain treaties applicable to our transactions and agreements change materially, Brexit may have a material adverse impact on our future financial results and results of operations. We continue to monitor and assess the potential impact of this event.
We will not account for the impact of Brexit in our income tax provisions until changes in tax laws or treaties between the UK and the EU or individual EU Member States with the UK and/or the U.S. are enacted, or the withdrawal becomes effective.
European Union State Aid Challenge
On October 26, 2017, the European Commission (“EC”) announced that an investigation will be opened with respect to the UK’s controlled foreign company (“CFC”) rules. The CFC rules under investigation provide group finance exemptions ("GFE") to entities controlled by UK parent companies that are subject to lower tax rates if the activities being undertaken by the CFC relate to financing. On April 2, 2019, the EC concluded that “when financing income from a foreign group company, channeled through an offshore subsidiary, is financed with UK connected capital and there are no UK activities involved in generating the finance profits, the group finance exemption is justified and does not constitute State aid under EU rules.” However, in relation to Significant People Functions, “when financing income from a foreign group company, channeled through an offshore subsidiary, derives from UK activities, the group finance exemption is not justified and constitutes State aid under EU rules.” HMRC has stated that they do not consider the timing and form of the UK’s exit from the EU will have a practical impact on the requirement to recover the alleged aid. Within the coming weeks, HMRC will provide details as to how it will be recovering the amounts required by the decision. Based upon our assessment of the issue and the limited level of UK activities involved in our financing, no uncertain tax position reserve has been recognized related to this matter.

Results of Operations
We are reporting, in this Quarterly Report on Form 10-Q, the results for LivaNova and its consolidated subsidiaries for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.
The following table summarizes our condensed consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Net sales	$250,801	$250,398
Costs and expenses:
Cost of sales - exclusive of amortization	84,254	84,598
Product remediation	2,947	3,715
Selling, general and administrative	125,704	104,161
Research and development	43,575	31,752
Merger and integration expenses	3,251	2,960
Restructuring expenses	2,533	1,881
Amortization of intangibles	9,316	8,801
Operating (loss) income from continuing operations	(20,779)	12,530
Interest income	249	447
Interest expense	(1,662)	(2,111)
Gain on acquisition	—	11,484
Foreign exchange and other gains (losses)	729	(273)
(Loss) income from continuing operations before tax	(21,463)	22,077
Income tax (benefit) expense	(6,614)	3,893
Losses from equity method investments	—	(362)
Net (loss) income from continuing operations	(14,849)	17,822
Net loss from discontinued operations, net of tax	—	(4,549)
Net (loss) income	$(14,849)	$13,273

Net Sales
The tables below present net sales by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018	% Increase (Decrease)
Cardiopulmonary
United States	$39,123	$38,445	1.8%
Europe	35,561	36,870	(3.6)%
Rest of world	46,886	49,815	(5.9)%
	121,570	125,130	(2.8)%
Heart Valves
United States	4,356	6,536	(33.4)%
Europe	10,513	12,116	(13.2)%
Rest of world	10,804	12,390	(12.8)%
	25,673	31,042	(17.3)%
Advanced Circulatory Support
United States	8,033	—	—
Europe	119	—	—
Rest of world	96	—	—
	8,248	—	—
Cardiovascular
United States	51,512	44,981	14.5%
Europe	46,193	48,986	(5.7)%
Rest of world	57,786	62,205	(7.1)%
	155,491	156,172	(0.4)%
Neuromodulation
United States	76,886	77,992	(1.4)%
Europe	10,659	10,291	3.6%
Rest of world	7,104	5,561	27.7%
	94,649	93,844	0.9%

Other	661	382	73.0%
Totals
United States	128,398	122,973	4.4%
Europe (1)	56,852	59,277	(4.1)%
Rest of world	65,551	68,148	(3.8)%
Total	$250,801	$250,398	0.2%

(1)	Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in “Rest of world.”

The tables below present segment income from operations (in thousands):

	Three Months Ended March 31,
	2019	2018	% Change
Cardiovascular	$989	$10,258	(90.4)%
Neuromodulation	21,631	38,734	(44.2)%
Other	(28,299)	(22,820)	24.0%
Total reportable segment income from continuing operations (1)	$(5,679)	$26,172	(121.7)%

(1)
For a reconciliation of segment operating income to consolidated operating income refer to “Note 16. Geographic and Segment Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Cardiovascular
Cardiovascular net sales decreased $0.7 million or 0.4% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This decrease was primarily due to decreased cardiopulmonary and heart valve sales of $3.6 million and $5.4 million, respectively, offset by an increase in advanced circulatory support sales of $8.2 million due to the inclusion of the operating results of TandemLife starting from the acquisition date in April 2018. Cardiopulmonary sales of $121.6 million were positively impacted by double-digit growth in heart-lung machines, as customers continue to upgrade from our legacy S3 device to our current S5 device, and strong growth in oxygenators, but were more than offset by the impact of exiting of a distribution agreement on January 1, 2019 that accounted for $7.8 million in sales during the three months ended March 31, 2018 and unfavorable foreign currency exchange rate fluctuations during the three months ended March 31, 2019. Heart valve sales of $25.7 million were negatively impacted by declines in sales of mechanical and tissue heart valves and unfavorable foreign currency exchange rate fluctuations during the three months ended March 31, 2019.
Cardiovascular operating income decreased $9.3 million or 90.4% or for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased R&D investments and increased legal costs associated with our 3T device.
Neuromodulation
Neuromodulation net sales increased $0.8 million or 0.9% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as strong growth in the Europe and Rest of world regions was mostly offset by unexpected weakness in the U.S. market principally due to competitive dynamics and sales force turnover.
Neuromodulation operating income decreased $17.1 million or 44.2% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased marketing expenses and increased R&D expenses associated with our Sentiva VNS Therapy System, TRD and heart failure.
Cost of Sales and Expenses
The table below presents our comparative cost of sales and significant expenses as a percentage of sales:

	Three Months Ended March 31,
	2019	2018	Change
Cost of sales - exclusive of amortization	33.6%	33.8%	(0.2)%
Product remediation	1.2%	1.5%	(0.3)%
Selling, general and administrative	50.1%	41.6%	8.5%
Research and development	17.4%	12.7%	4.7%
Merger and integration expenses	1.3%	1.2%	0.1%
Restructuring expenses	1.0%	0.8%	0.2%
Amortization of intangibles	3.7%	3.5%	0.2%
Sales, General and Administrative (“SG&A”) Expenses
SG&A expenses consisted of sales, marketing, general and administrative activities. SG&A expenses as a percentage of net sales increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to additional litigation expenses primarily related to our 3T devices, U.S. investments in a direct to consumer campaign for epilepsy, the impact of including and expanding Advanced Circulatory Support commercial capabilities, strengthening our commercial organization in international markets, expenses associated with the expiration of a contract with one our distributors, and lower than expected overall net sales.
Research and Development (“R&D”) Expenses
R&D expenses consist of product design and development efforts, clinical study programs and regulatory activities, which are essential to our strategic portfolio initiatives, including TMVR, TRD, Obstructive Sleep Apnea and Heart Failure. R&D expenses as a percentage of net sales increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to additional R&D expenses for our development of next generation products, including heart-lung machines, the SenTiva VNS Therapy System and TandemLife and clinical trials and strategic investments in TRD, TMVR, obstructive sleep apnea and heart failure.
Gain on Acquisition
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
Our effective income tax rate from continuing operations for the three months ended March 31, 2019 was 30.8% compared with 17.6% for the three months ended March 31, 2018. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three months ended March 31, 2018, the increase in the effective tax rate for the three months ended March 31, 2019 was primarily attributable to a realized benefit from discrete tax items including the release of an uncertain tax position.
Liquidity and Capital Resources
The accompanying condensed consolidated financial statements have been prepared on the basis that LivaNova will continue as a going concern. As further discussed in “Note 11. Commitments and Contingencies,” the Company recorded a $294.1 million litigation provision liability as of December 31, 2018 based on managements’ best estimate, of which $161.9 million is anticipated to be paid during 2019 and the majority of the remainder is expected to be paid in the first half of 2020. In connection with our assessment of going concern considerations as of the issuance date of our 2018 Form 10-K in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company determined that collectively the payments of the $294.1 million liability and the $23.3 million of current debt obligations represented a condition that raised substantial doubt about our ability to continue as a going concern. However, on February 25, 2019, the Company received $350 million in aggregate financing commitments pursuant to a Commitment Letter from Bank of America Merrill Lynch International DAC, Barclays Bank PLC, BNP Paribas and Intesa Sanpaolo S.P.A for a debt facility. We concluded that the anticipated execution of the debt facility agreement based on the Commitment Letter, when combined with current and anticipated future operating cash flows, alleviated the substantial doubt about the Company’s ability to continue as a going concern over the 12-month period beginning from the issuance date of our 2018 Form 10-K. On March 26, 2019, we entered into a Facility Agreement that provides a multicurrency term loan facility in an aggregate principal amount of $350 million and terminates on March 26, 2022.
Based on our current business plan, we believe that our existing cash and cash equivalents, future cash generated from operations and borrowings will be sufficient to fund our expected operating needs, working capital requirements, R&D opportunities, capital expenditures, obligations anticipated for the litigation involving our 3T device and debt service requirements over the 12-month period beginning from the issuance date of these financial statements. Accordingly, there are no conditions present as of the issuance date of these financial statements that raise substantial doubt about our ability to continue as a going concern. Our liquidity could be adversely affected by a material deterioration of future operating results. Refer to “Note 8. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt.

No provision has been made for income taxes on unremitted earnings of our foreign controlled subsidiaries (non-UK subsidiaries) as of March 31, 2019. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries or certain other transactions, we may be liable for income taxes. However, the tax liability on future distributions should not be significant as most jurisdictions with unremitted earnings have various participation exemptions or no withholding tax.
Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating activities	$1,974	$20,393
Investing activities	(5,641)	(83,352)
Financing activities	7,589	32,047
Effect of exchange rate changes on cash and cash equivalents	(350)	2,261
Net increase (decrease)	$3,572	$(28,651)
Operating Activities
Cash provided by operating activities during the three months ended March 31, 2019 decreased by $18.4 million as compared to the same prior-year period. The decrease is primarily due to increases in working capital along with a decrease in net income adjusted for non-cash items.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2019 decreased $77.7 million as compared to the same prior-year period. The decrease is primarily due to the 2018 acquisition of ImThera, net of cash acquired, of $77.6 million.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2019 decreased $24.5 million as compared to the same prior-year period. The decrease is primarily due to a decrease in short-term borrowing proceeds of $20.0 million.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements.
Contractual Obligations
We had no material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates, interest rate risks and concentration of procurement suppliers that could adversely affect our consolidated financial position, results of operations or cash flows. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in this Form 10-Q in “Part I, Note 9. Derivatives and Risk Management,” “Part I, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Part II, Item 1A. Risk Factors,” and in our 2018 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A. Risk Factors.” There have been no material changes from the information provided therein.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) have concluded the disclosure controls and procedures were not effective as of that date due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
(b) Changes in Internal Control Over Financial Reporting
On January 1, 2019, we implemented a new software system, as well as new internal controls, to support adoption of the new Lease Accounting standard, ASC 842. The operating effectiveness of these controls will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting for the fiscal year ended December 31, 2019. No other changes over internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d - 5(f) under the Exchange Act) occurred during the quarter ended March 31, 2019.
Remediation
Efforts have been ongoing throughout the quarter to remediate the material weaknesses reported in our 2018 10-K filing. We have begun implementing a new tool, SAP GRC module, that will help us better manage IT and business user access in our ERP system. In addition, we are implementing new controls and formalizing existing controls around price and quantity in our Revenue process. The weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of the material weaknesses will be completed prior to the end of fiscal year 2019.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 11. Commitments and Contingencies” in our condensed consolidated financial statements included in this Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes to the description of the risk factors associated with our business as previously disclosed in Part I, Item 1A “Risk Factors” of our 2018 Form 10-K.
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

3.1	Amended Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on June 15, 2018
10.1†	2019 LivaNova Short-Term Incentive Plan approved February 20, 2019, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed on March 6, 2019
10.2*	Commitment Letter dated February 25, 2019, by and among LivaNova PLC and the lenders party thereto
10.3
US$350 million multicurrency term facilities agreement dated March 26, 2019, by and among LivaNova PLC, the lenders, arrangers and bookrunners, documentation agent and co-ordinator parties thereto and Barclays Bank PLC as agent. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 29, 2019

10.4†	Description of 2019 Long Term Incentive Plan approved March 29, 2019, incorporated by reference to Exhibit 10.1 if the Company’s Current Report on Form 8-K, filed on April 1, 2019
10.5†	Form of the Company’s 2019 Long Term Incentive Plan RSU Award Agreement, incorporated by reference to Exhibit 10.2 if the Company’s Current Report on Form 8-K, filed on April 1, 2019
10.6†	Form of the Company’s 2019 Long Term Incentive Plan SAR Award Agreement, incorporated by reference to Exhibit 10.3 if the Company’s Current Report on Form 8-K, filed on April 1, 2019
10.7†	Form of the Company’s 2019 Long Term Incentive Plan PSU Award Agreement (rTSR condition), incorporated by reference to Exhibit 10.4 if the Company’s Current Report on Form 8-K, filed on April 1, 2019
10.8†	Form of the Company’s 2019 Long Term Incentive Plan PSU Award Agreement (FCF condition), incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on April 1, 2019
10.9†*	Service Agreement, dated February 28, 2017, between Alistair Simpson and LivaNova PLC
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2019 and March 31, 2018, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018, (iii) the Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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
Date: May 1, 2019