Form 10-Q
period 2019-06-30
LivaNova PLC
filed 2019-07-31
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number: 001-37599
LivaNova PLC
(Exact name of registrant as specified in its charter)

England and Wales			98-1268150
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

20 Eastbourne Terrace
London	,	United Kingdom	W2 6LG
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (44) (0) 203 325-0660

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares - £1.00 par value per share	LIVN	NASDAQ Global Market
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at July 29, 2019
Ordinary Shares - £1.00 par value per share	48,391,670

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

•	Trademarks for our Cardiopulmonary product systems: S5® heart-lung machine, S3® heart-lung machine, Inspire™, Heartlink™, XTRA® Autotransfusion System, 3T Heater-Cooler®, Connect™ and Revolution®.

•
Trademarks for our line of surgical tissue and mechanical valve replacements and repair products: Mitroflow®, Crown PRT®, Solo Smart™, Perceval®, Miami Instruments™, Top Hat®, Reduced Series Aortic Valves™, Carbomedics® Carbo-Seal®, Carbo-Seal Valsalva®, Carbomedics® Standard™, Orbis™ and Optiform®, Memo 3D®, Memo 3D® ReChord™, MEMO 4D®, MEMO 4D® ReChord™, AnnuloFlo®, AnnuloFlex®, Bicarbon Slimline™, Bicarbon Filtline™ and Bicarbon Overline®.

•	Trademarks for our extracorporeal life support systems: TandemLife®, TandemHeart®, TandemLung®, ProtekDuo®, and LifeSPARC™.

•	Trademarks for our obstructive sleep apnea system: ImThera® and Aura6000®.
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
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2018 Form 10-K.
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

________________________________________

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$277,169	$287,498	$527,970	$537,896
Costs and expenses:
Cost of sales - exclusive of amortization	74,942	91,993	159,196	176,591
Product remediation	5,113	1,542	8,060	5,257
Selling, general and administrative	127,213	123,439	252,917	227,600
Research and development	34,544	34,215	78,119	65,967
Merger and integration expenses	4,378	4,409	7,629	7,369
Restructuring expenses	1,332	476	3,865	2,357
Impairment of intangible assets	50,295	—	50,295	—
Amortization of intangibles	9,228	9,817	18,544	18,618
Operating (loss) income from continuing operations	(29,876)	21,607	(50,655)	34,137
Interest income	224	232	473	679
Interest expense	(4,054)	(3,006)	(5,716)	(5,117)
Gain on acquisition	—	—	—	11,484
Foreign exchange and other losses	(1,851)	(70)	(1,122)	(343)
(Loss) income from continuing operations before tax	(35,557)	18,763	(57,020)	40,840
Income tax (benefit) expense	(6,164)	(1,030)	(12,778)	2,863
Losses from equity method investments	—	(265)	—	(627)
Net (loss) income from continuing operations	(29,393)	19,528	(44,242)	37,350
Net income (loss) from discontinued operations, net of tax	178	(4,462)	178	(9,011)
Net (loss) income	$(29,215)	$15,066	$(44,064)	$28,339

Basic (loss) income per share:
Continuing operations	$(0.61)	$0.40	$(0.92)	$0.77
Discontinued operations	0.01	(0.09)	0.01	(0.18)
	$(0.60)	$0.31	$(0.91)	$0.59

Diluted (loss) income per share:
Continuing operations	$(0.61)	$0.40	$(0.92)	$0.76
Discontinued operations	0.01	(0.09)	0.01	(0.18)
	$(0.60)	$0.31	$(0.91)	$0.58

Shares used in computing basic (loss) income per share	48,342	48,487	48,295	48,406
Shares used in computing diluted (loss) income per share	48,342	49,338	48,295	49,263

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(29,215)	$15,066	$(44,064)	$28,339
Other comprehensive income (loss):
Net change in unrealized gain (loss) on derivatives	215	801	205	(456)
Tax effect	(52)	(192)	(50)	111
Net of tax	163	609	155	(345)
Foreign currency translation adjustment, net of tax	15,376	(58,154)	11,147	(47,601)
Total other comprehensive income (loss)	15,539	(57,545)	11,302	(47,946)
Total comprehensive (loss) income	$(13,676)	$(42,479)	$(32,762)	$(19,607)

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$44,511	$47,204
Accounts receivable, net of allowance of $11,891 at June 30, 2019 and $11,598 at December 31, 2018	256,121	256,135
Inventories	168,669	153,535
Prepaid and refundable taxes	74,275	46,852
Prepaid expenses and other current assets	24,868	29,571
Total Current Assets	568,444	533,297
Property, plant and equipment, net	185,098	191,400
Goodwill	961,715	956,815
Intangible assets, net	721,033	770,439
Operating lease assets (Note 11)	56,831	—
Investments	25,095	24,823
Deferred tax assets	97,622	68,146
Other assets	5,821	4,781
Total Assets	$2,621,659	$2,549,701
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$37,725	$28,794
Accounts payable	88,516	76,735
Accrued liabilities and other	140,728	124,285
Current litigation provision liability	256,581	161,851
Taxes payable	11,571	22,530
Accrued employee compensation and related benefits	60,788	82,551
Total Current Liabilities	595,909	496,746
Long-term debt obligations	174,376	139,538
Contingent consideration	133,072	161,381
Litigation provision liability	36,750	132,210
Deferred tax liabilities	108,766	68,189
Long-term operating lease liabilities (Note 11)	47,377	—
Long-term employee compensation and related benefits	26,986	25,264
Other long-term liabilities	15,095	22,635
Total Liabilities	1,138,331	1,045,963
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 49,380,284 shares issued and 48,391,071 shares outstanding at June 30, 2019; 49,323,418 shares issued and 48,205,783 shares outstanding at December 31, 2018	76,217	76,144
Additional paid-in capital	1,717,220	1,705,111
Accumulated other comprehensive loss	(13,174)	(24,476)
Accumulated deficit	(295,643)	(251,579)
Treasury stock at cost, 989,213 ordinary shares at June 30, 2019; 1,117,635 ordinary shares at December 31, 2018	(1,292)	(1,462)
Total Stockholders’ Equity	1,483,328	1,503,738
Total Liabilities and Stockholders’ Equity	$2,621,659	$2,549,701

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net (loss) income	$(44,064)	$28,339
Non-cash items included in net (loss) income:
Impairment of intangible assets	50,295	—
Amortization	18,544	18,609
Deferred tax expense (benefit)	15,897	(9,909)
Stock-based compensation	15,596	14,220
Depreciation	15,287	16,624
Remeasurement of contingent consideration to fair value	(10,600)	(5,546)
Amortization of operating lease assets	6,334	—
Amortization of income taxes payable on intercompany transfers of property	3,233	5,166
Gain on acquisition	—	(11,484)
Other	2,699	1,375
Changes in operating assets and liabilities:
Accounts receivable, net	(277)	21,799
Inventories	(14,284)	(11,285)
Other current and non-current assets	1,529	(15,786)
Accounts payable and accrued current and non-current liabilities	(29,129)	(5,104)
Taxes payable	(43,008)	1,234
Restructuring reserve	(5,473)	284
Net cash (used in) provided by operating activities	(17,421)	48,536
Investing Activities:
Purchases of property, plant and equipment	(10,796)	(12,486)
Acquisitions, net of cash acquired	(10,750)	(279,863)
Purchases of intangible assets	(1,022)	(745)
Proceeds from asset sales	401	13,222
Purchase of investment	(287)	—
Proceeds from the sale of CRM business franchise, net of cash disposed	—	186,682
Net cash used in investing activities	(22,454)	(93,190)
Financing Activities:
Proceeds from long-term debt obligations	53,777	—
Repayment of long-term debt obligations	(12,125)	(12,240)
Shares repurchased from employees for minimum tax withholding	(5,714)	(7,130)
Debt issuance costs	(3,688)	—
Proceeds from share issuances under ESPP	2,574	—
Change in short-term borrowing, net	2,355	(17,971)
Proceeds from short-term borrowing (maturities greater than 90 days)	—	240,000
Repayment of short-term borrowing (maturities greater than 90 days)	—	(190,000)
Payment of deferred consideration - acquisition of Caisson Interventional, LLC	—	(14,073)
Proceeds from exercise of stock options	323	2,731
Other	(445)	(390)
Net cash provided by financing activities	37,057	927
Effect of exchange rate changes on cash and cash equivalents	125	(2,508)
Net decrease in cash and cash equivalents	(2,693)	(46,235)
Cash and cash equivalents at beginning of period	47,204	93,615
Cash and cash equivalents at end of period	$44,511	$47,380

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of, and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2018 has been derived from audited financial statements contained in our 2018 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries, for the three and six months ended June 30, 2019 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our 2018 Form 10-K.
Reclassifications
We have reclassified certain prior period amounts for comparative purposes. These reclassifications did not have a material effect on our financial condition, results of operations or cash flows.
We have reclassified certain amounts reported in “Note 3. Discontinued Operations” for the three and six months ended June 30, 2018. These corrections had no net impact to our previously reported net loss from discontinued operations for the three and six months ended June 30, 2018.
Gross profit, as previously presented for the six months ended June 30, 2018, excluded amortization of certain intangible assets. For the six months ended June 30, 2018, $6.9 million of such amortization expense should have been included in cost of sales. The Company has determined that this misclassification error was not material to any prior annual or interim periods. For comparability among periods, the Company no longer presents gross profit within its condensed consolidated statements of income (loss) for all periods.
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” and “Note 3. Revenue Recognition” of our 2018 Form 10-K. Changes to our accounting policies as a result of adopting the new lease accounting standard are discussed below.
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
In addition, we elected certain practical expedients on an ongoing basis, including the practical expedient for short-term leases pursuant to which a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a lease liability and operating lease asset for leases with a term of 12 months or less and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. We have applied this accounting policy to all asset classes in our portfolio and will recognize the lease payments for such short-term leases within profit and loss on a straight-line basis over the lease term.
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
For additional information refer to “Note 11. Leases.”
Note 2. Business Combinations
TandemLife
On April 4, 2018, we acquired CardiacAssist, Inc., doing business as TandemLife (“TandemLife”) for cash consideration of up to $254 million. Cash of $204 million was paid at closing with up to $50 million in contingent consideration based on achieving regulatory milestones.
TandemLife is focused on the delivery of leading-edge temporary life support systems, including cardiopulmonary and respiratory support solutions. TandemLife complements our Cardiovascular portfolio and expands our existing line of cardiopulmonary products.
The following table presents the acquisition date fair value of the consideration transferred (in thousands):

Cash	$203,671
Contingent consideration	40,190
Fair value of consideration transferred	$243,861

The purchase price allocation for the TandemLife acquisition was finalized during the second quarter of 2019 and is presented in the following table, including certain measurement period adjustments (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments (1)	Adjusted Purchase Price Allocation
In-process research and development (“IPR&D”) (2) (3)	$110,977	$(3,474)	$107,503
Trade names (2)	11,539	—	11,539
Developed technology (2)	6,387	—	6,387
Goodwill	118,917	(797)	118,120
Inventory	10,296	(140)	10,156
Other assets and liabilities, net	3,632	242	3,874
Deferred tax liabilities, net	(17,887)	4,169	(13,718)
Net assets acquired	$243,861	$—	$243,861

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

(2)
The amounts are included in intangible assets, net in the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018. Trade names and developed technology are amortized over remaining useful lives of 15 and 2 years, respectively.

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

For a reconciliation of the beginning and ending balance of the contingent consideration refer to “Note 8. Fair Value Measurements.”
Miami Instruments
On June 12, 2019, we acquired the minimally invasive cardiac surgery instruments business from Miami Instruments, LLC (“Miami Instruments”) for cash consideration of up to $17.0 million. The related operations have been integrated into our Cardiovascular business franchise as part of our Heart Valves portfolio. Cash of $10.8 million was paid at closing with up to $6.0 million in contingent consideration based on achieving certain milestones. In connection with this acquisition, we recognized $14.7 million in developed technology and IPR&D intangible assets and $1.5 million in goodwill.
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
We completed the CRM Sale on April 30, 2018 to MicroPort Cardiac Rhythm B.V. and MicroPort Scientific Corporation for total cash proceeds of $195.9 million, less cash transferred of $9.2 million, subject to a closing working capital adjustment. In conjunction with the sale, we entered into transition services agreements to provide certain support services generally for up to twelve months from the closing date of the sale. The services include, among others, accounting, information technology, human resources, quality assurance, regulatory affairs, supply chain, clinical affairs and customer support. During three and six months ended June 30, 2019, we recognized income of $0.2 million and $0.8 million, respectively, for providing these services. Income recognized related to the transition services agreements is recorded as a reduction to the related expenses in the associated expense line items in the condensed consolidated statements of income (loss).

The following table represents the financial results of CRM presented as net loss from discontinued operations in the condensed consolidated statements of income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$—	$17,259	$—	$77,366
Costs and expenses:
Cost of sales	(43)	5,168	(43)	27,306
Selling, general and administrative expenses	26	11,072	26	42,898
Research and development	(161)	5,296	(161)	16,577
Restructuring expenses	—	—	—	651
Revaluation gain on assets and liabilities held for sale	—	—	—	(1,213)
Loss on sale of CRM	—	214	—	214
Operating income (loss) from discontinued operations	178	(4,491)	178	(9,067)
Foreign exchange and other gains	—	23	—	102
Income (loss) from discontinued operations, before tax	178	(4,468)	178	(8,965)
Income tax benefit	—	(6)	—	(1,165)
Losses from equity method investments	—	—	—	(1,211)
Net income (loss) from discontinued operations	$178	$(4,462)	$178	$(9,011)

Cash flows attributable to our discontinued operations are included in our condensed consolidated statements of cash flows. For the six months ended June 30, 2018, CRM’s capital expenditures were $0.9 million and stock-based compensation expense was $2.1 million.
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
The following table presents the accruals, inventory obsolescence and other reserves, recorded in connection with our reorganization plans (in thousands):

	Employee Severance and Other Termination Costs	Other	Total
Balance at December 31, 2018	$10,195	$3,069	$13,264
Charges	3,809	56	3,865
Cash payments and other	(9,922)	(2,946)	(12,868)
Balance at June 30, 2019 (1)	$4,082	$179	$4,261

(1)	Cumulatively, we have recognized a total of $103.1 million in restructuring expense inclusive of discontinued operations under the Prior Plans and the 2018 Plan.

The following table presents restructuring expense by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cardiovascular	$316	$398	$738	$1,739
Neuromodulation	53	11	485	17
Other	963	67	2,642	601
Total	$1,332	$476	$3,865	$2,357

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
Changes in the carrying amount of the product remediation liability are as follows (in thousands):

Balance at December 31, 2018	$14,745
Adjustments	2,669
Remediation activity	(6,840)
Effect of changes in foreign currency exchange rates	(89)
Balance at June 30, 2019 (1)	$10,485

(1)	At June 30, 2019, the product remediation liability balance is included within accrued liabilities and other on the condensed consolidated balance sheet.
We recognized product remediation expenses during the three and six months ended June 30, 2019, of $5.1 million and $8.1 million, respectively, and $1.5 million and $5.3 million, respectively, during the three and six months ended June 30, 2018. Product remediation expenses include internal labor costs, costs to remediate certain inspectional observations made by the FDA at our Munich facility and costs associated with the incorporation of the modification of the 3T device design into the next generation 3T device. These costs and related legal costs are expensed as incurred and are not included within the product remediation liability presented above. At June 30, 2019, our balance sheet includes a $293.3 million provision related to litigation involving our 3T device. For further information, please refer to “Note 12. Commitments and Contingencies.”
Note 6. Intangible Assets
Intangible Asset Impairment
During the second quarter of 2019, we determined that LivaNova will experience a delay in the estimated commercialization date of the Company’s obstructive sleep apnea product currently under development. This delay constituted a triggering event that required evaluation of the IPR&D asset arising from the ImThera Medical Inc. (“ImThera”) acquisition for impairment. Based on the assessment performed, we determined that the IPR&D asset was impaired and as a result, recorded an impairment of $50.3 million, which is included in our Neuromodulation segment. The new carrying value of the IPR&D asset as of June 30, 2019 is $112.0 million. The estimated fair value of IPR&D was determined using the income approach. Future delays in commercialization or changes in management estimates could result in further impairment.
Note 7. Investments
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

Equity Investments Without Readily Determinable Fair Values	June 30, 2019	December 31, 2018
Respicardia Inc. (1)	$17,706	$17,706
Ceribell, Inc.	3,000	3,000
Rainbow Medical Ltd.	1,114	1,119
MD Start II	1,139	1,144
Highlife S.A.S.	1,079	1,084
Other	770	770
	24,808	24,823
Equity method investments (2)	287	—
	$25,095	$24,823

(1)
Respicardia Inc. (“Respicardia”) is a privately funded U.S. company developing an implantable device designed to restore a more natural breathing pattern during sleep in patients with central sleep apnea by transvenously stimulating the phrenic nerve. We have a loan outstanding to Respicardia, with a carrying amount of $0.6 million as of June 30, 2019 and December 31, 2018, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

(2)
During the second quarter of 2019, we invested in equity securities that we account for under the equity method of accounting due to our deemed ability to exercise significant influence. We invested an initial amount of $287 thousand and are required to fund up to approximately €5.0 million (approximately $5.7 million as of June 30, 2019) based on cash calls.

Note 8. Fair Value Measurements
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2019 and 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2019	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - freestanding instruments (foreign currency exchange rate “FX”)	$654	$—	$654	$—
	$654	$—	$654	$—

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$769	$—	$769	$—
Derivative liabilities - designated as cash flow hedges (interest rate swaps)	663	—	663	—
Derivative liabilities - freestanding instruments (FX)	388	—	388	—
Contingent consideration (1)	176,227	—	—	176,227
	$178,047	$—	$1,820	$176,227

	Fair Value as of December 31, 2018	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - freestanding instruments (FX)	$236	$—	$236	$—
	$236	$—	$236	$—

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$1,354	$—	$1,354	$—
Derivative liabilities - designated as cash flow hedges (interest rate swaps)	865	—	865	—
Derivative liabilities - freestanding instruments (FX)	3,173	—	3,173	—
Contingent consideration (1)	179,911	—	—	179,911
	$185,303	$—	$5,392	$179,911

(1)
The contingent consideration liability represents contingent payments primarily related to five completed acquisitions, including: Inversiones Drilltex SAS (“Drilltex”), Caisson, ImThera, TandemLife and Miami Instruments. See the table below for additional information.

Our recurring fair value measurements, using significant unobservable inputs (Level 3), relate solely to our contingent consideration liability. The following table provides a reconciliation of the beginning and ending balance of the contingent consideration liability (in thousands):

Total contingent consideration liability at December 31, 2018	$179,911
Additions (1)	7,184
Payments	(234)
Changes in fair value (2) (3)	(10,600)
Effect of changes in foreign currency exchange rates	(34)
Total contingent consideration liability at June 30, 2019	176,227
Less current portion of contingent consideration liability at June 30, 2019 (4)	43,155
Long-term portion of contingent consideration liability at June 30, 2019	$133,072

(1)	See “Note 2. Business Combinations” for additional discussion.

(2)
The change in fair value includes a decrease of $17.8 million primarily due to the delay in timing of anticipated regulatory approval and commercialization for ImThera. While the probability of payment remains unchanged from the time of acquisition, the projected years of payment for the regulatory milestone-based payment and the sales-based earnout have been updated to occur between 2023-2024 and 2024-2028, respectively. See “Note 6. Intangible Assets” for additional discussion.

(3)
During the six months ended June 30, 2019, the change in fair value resulted in a decrease of $5.8 million and $4.9 million recorded to cost of sales - exclusive of amortization and research and development, respectively.

(4)
On July 15, 2019, we achieved a regulatory milestone specified in our TandemLife acquisition and, therefore, will be required to pay $19.0 million during the third quarter of 2019 to settle the related contingent consideration liability. As of June 30, 2019, approximately $17.6 million was included in the current portion of contingent consideration related to this milestone.

Note 9. Financing Arrangements
The outstanding principal amount of long-term debt (in thousands, except interest rates):

	June 30, 2019	December 31, 2018	Maturity	Interest Rate
2017 European Investment Bank (1)	$103,570	$103,570	June 2026	3.72%
2019 Debt Facility (2)	50,631	—	March 2022	1.40% - 3.98%
2014 European Investment Bank (3)	37,916	47,606	June 2021	1.05%
Mediocredito Italiano	6,951	7,623	December 2023	0.50% - 2.94%
Bank of America, U.S.	2,499	—	January 2021	4.51%
Banca del Mezzogiorno	1,358	2,718	December 2019	0.50% - 2.99%
Region Wallonne	678	742	December 2023 and June 2033	0.75% - 1.24%
Mediocredito Italiano - mortgages and other	548	582	September 2021 and September 2026	0.69% - 1.19%
Other	39	—
Total long-term facilities	204,190	162,841
Less current portion of long-term debt	29,814	23,303
Total long-term debt	$174,376	$139,538

(1)
The 2017 European Investment Bank (“2017 EIB”) loan was obtained to support certain product development projects. The interest rate for the 2017 EIB loan is reset by the lender each principal payment date based on LIBOR. Interest payments are paid quarterly and principal payments are paid semi-annually.

(2)
The facility agreement with Bank of America Merrill Lynch International DAC, Barclays Bank PLC, BNP Paribas (London Branch) and Intesa Sanpaolo S.P.A. provides a multicurrency term loan facility in an aggregate amount of $350 million and terminates on March 26, 2022 (the “2019 Debt Facility”).

(3)
The 2014 European Investment Bank (“2014 EIB”) loan was obtained in July 2014 to support certain product development projects. The interest rate for the 2014 EIB loan is reset by the lender each quarter based on the Euribor. Interest payments are paid quarterly and principal payments are paid semi-annually.

On March 26, 2019, we entered into the 2019 Debt Facility. Borrowings under the facility bear interest at a rate of LIBOR plus 1.6% for borrowings in U.S. dollars and EURIBOR plus 1.4% for Euro-denominated borrowings. Proceeds from the facility are used for general corporate and working capital purposes, excluding acquisitions, dividends and share buybacks. Available borrowings under the 2019 Debt Facility commenced on March 26, 2019 and extend through March 26, 2020. The 2019 Debt Facility contains financial covenants that require LivaNova to maintain a maximum consolidated net debt to EBITDA ratio, a minimum interest coverage ratio and a maximum consolidated net debt to net worth ratio. LivaNova must also maintain a minimum amount of consolidated net worth. The 2019 Debt Facility also contains customary representations and warranties, covenants, and events of default. At June 30, 2019, LivaNova was in compliance with all covenants.
On July 25, 2019, we entered into a €40.0 million (approximately $44.6 million as of July 25, 2019) credit facility agreement with Banca Nazionale del Lavoro SpA for working capital needs. The credit facility has a term of two years and borrowings bear interest at Euribor plus 0.8%.
Revolving Credit
The outstanding principal amount of our short-term unsecured revolving credit agreements and other agreements with various banks was $7.9 million and $5.5 million, at June 30, 2019 and December 31, 2018, respectively, with interest rates ranging from 0.15% to 8.50% and loan terms ranging from five days to 15 days as of June 30, 2019.
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
If the derivative qualifies for hedge accounting, changes in the fair value of the derivative will be recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings upon settlement/termination. FX derivative gains and losses in AOCI are reclassified to our condensed consolidated statements of income (loss) as shown in the tables below and interest rate swap gains and losses in AOCI are reclassified to interest expense on our condensed consolidated statements of income (loss). We evaluate hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued and the gains or losses are reclassified into earnings. Cash flows from derivative contracts are reported as operating activities on our condensed consolidated statements of cash flows.
Freestanding FX Derivative Contracts
The gross notional amount of FX derivative contracts, not designated as hedging instruments, outstanding at June 30, 2019 and December 31, 2018 was $198.4 million and $320.2 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans, our 2014 EIB loan, the Euro-denominated borrowings under the 2019 Debt Facility and trade receivables. We recorded net gains (losses) for these freestanding derivatives of $1.0 million and $(4.1) million for the three months ended June 30, 2019 and 2018, respectively, and net gains (losses) of $4.7 million and $(11.7) million for the six months ended June 30, 2019 and 2018, respectively. These gains and (losses) are included in foreign exchange and other losses on our condensed consolidated statements of income (loss).
Cash Flow Hedges
Notional amounts of open derivative contracts designated as cash flow hedges (in thousands):

Description of Derivative Contract	June 30, 2019	December 31, 2018
FX derivative contracts to be exchanged for British Pounds	$8,186	$9,629
FX derivative contracts to be exchanged for Japanese Yen	28,100	23,985
FX derivative contracts to be exchanged for Canadian Dollars	1,900	7,637
FX derivative contracts to be exchanged for Euros	31,058	29,768
Interest rate swap contracts	30,356	38,115
	$99,600	$109,134

After-tax net loss associated with derivatives designated as cash flow hedges recorded in the ending balance of AOCI and the amount expected to be reclassified to earnings in the next twelve months (in thousands):

Description of Derivative Contract	After-Tax Net Loss in AOCI as of June 30, 2019	Amount Expected to be Reclassified to Earnings in Next 12 Months
FX derivative contracts	$(621)	$(621)
Interest rate swap contracts	(168)	(84)
	$(789)	$(705)

Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in other comprehensive income (loss) (“OCI”) and the amount reclassified to earnings from AOCI (in thousands):

		Three Months Ended June 30,
		2019		2018
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Gains Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other gains	$313	$489	$(25)	$(1,358)
FX derivative contracts	SG&A	—	(418)	—	549
Interest rate swap contracts	Interest expense	—	27	—	(17)
		$313	$98	$(25)	$(826)

		Six Months Ended June 30,
		2019		2018
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Gains Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings	Gains Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other gains	$1,622	$2,131	$189	$(512)
FX derivative contracts	SG&A	—	(728)	—	1,174
Interest rate swap contracts	Interest expense	—	14	—	(17)
		$1,622	$1,417	$189	$645

We offset fair value amounts associated with our derivative instruments on our condensed consolidated balance sheets that are executed with the same counterparty under master netting arrangements. Our netting arrangements include a right to set off or net together purchases and sales of similar products in the settlement process.

The following tables present the fair value and the location of derivative contracts reported in the condensed consolidated balance sheets (in thousands):

June 30, 2019	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts			Accrued liabilities	$460
Interest rate swap contracts			Other long-term liabilities	203
FX derivative contracts			Accrued liabilities	769
Total derivatives designated as hedging instruments				1,432
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Accrued liabilities	$654	Accrued liabilities	388
Total derivatives not designated as hedging instruments		654		388
Total derivatives		$654		$1,820

December 31, 2018	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts			Accrued liabilities	$536
Interest rate swap contracts			Other long-term liabilities	329
FX derivative contracts			Accrued liabilities	1,354
Total derivatives designated as hedging instruments				2,219
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Prepaid expenses and other current assets	$236	Accrued liabilities	3,173
Total derivatives not designated as hedging instruments		236		3,173
Total derivatives		$236		$5,392

(1)	For the classification of inputs used to evaluate the fair value of our derivatives, refer to “Note 8. Fair Value Measurements.”

Note 11. Leases
We have operating leases primarily for (i) office space, (ii) manufacturing, warehouse and research and development facilities and (iii) vehicles. Our leases have remaining lease terms up to 12 years, some of which include options to extend the leases, and some of which include options to terminate the leases at our sole discretion. The components of operating lease assets, liabilities and costs are as follows (in thousands):

Operating Lease Assets and Liabilities	June 30, 2019
Assets
Operating lease right-of-use assets	$56,831

Liabilities
Accrued liabilities and other	$10,926
Long-term operating lease liabilities	47,377
Total lease liabilities	$58,303

Operating Lease Cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3,469	$7,209
Variable lease cost	255	426
Short-term lease cost	194	280
Total lease cost	$3,918	$7,915

Contractual maturities of our lease liabilities as of June 30, 2019, are as follows (in thousands):

2019	$6,379
2020	11,119
2021	9,192
2022	8,074
2023	6,826
Thereafter	22,294
Total lease payments	63,884
Less: Amount representing interest	5,581
Present value of lease liabilities	$58,303

Lease Term and Discount Rate	June 30, 2019
Weighted Average Remaining Lease Term (in years)	7.5
Weighted Average Discount Rate	2.3%

Other Information (in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$2,507	$6,349

Operating lease assets obtained in exchange for lease liabilities	$2,485	$2,950

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
We continue to work diligently to remediate the FDA’s inspectional observations for the Munich facility, as well as the additional issues identified in the Warning Letter. We take these matters seriously and are responding to the FDA’s requests.
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
On December 31, 2016, we recognized a liability for our product remediation plan related to our 3T device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally in November and December 2016, and furthermore, the cost associated with the plan was reasonably estimable. At June 30, 2019, the product remediation liability was $10.5 million. Refer to “Note 5. Product Remediation Liability” for additional information.
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
On March 29, 2019, we announced a settlement framework that provides for a comprehensive resolution of the personal injury cases pending in the multi-district litigation in U.S. federal court, the related class action pending in federal court, as well as certain cases in state courts across the United States. The agreement, which makes no admission of liability, is subject to certain conditions, including acceptance of the settlement by individual claimants and provides for a total payment of up to $225 million to resolve the claims covered by the settlement. Per the agreed-upon terms, the first payment of $135 million was paid into a qualified settlement fund in July 2019, and the remainder will be paid in January 2020. Cases covered by the settlement will be dismissed as amounts are disbursed to individual plaintiffs from the qualified settlement fund.
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of July 30, 2019, including the cases encompassed in the settlement framework described above, we are aware of approximately 215 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
In the fourth quarter of 2018, we recognized a $294.1 million provision, which represented our best estimate of the Company’s liability for these matters. At June 30, 2019, the provision is $293.3 million. While the amount accrued represents our best estimate, the actual liability for resolution of these matters remains uncertain and may vary from our estimate.
On July 24, 2019, the Company entered into agreements with its insurance carriers to recover $33.8 million under the Company’s product liability insurance policies. The insurance recovery proceeds are due within 30 days of the execution of the agreements, and as such, the Company expects to receive the proceeds during the third quarter of 2019. The Company has not recorded a receivable for insurance recovery proceeds under the insurance policies as of June 30, 2019.
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
In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company. On April 1, 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin approximately $332,000 for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal of Milan. On March 5, 2019, the Court of Appeal issued a partial decision on the merits: declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin as a result of the Sorin spin-off. Additionally the Court issued a separate order, staying the proceeding until a Panel of three experts can assess the environmental damages, the cost of clean-up, and the costs that the Public Administrations already has borne for the clean-up of the Sites to allow the Court to decide on the second claim of the Public Administrations against LivaNova, i.e., to refund the Public Administrations for the SNIA environmental liabilities. In the interim, we are appealing the decision to the Supreme Court.
We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Opposition to Merger Proceedings
On July 28, 2015, the Public Administrations filed an opposition proceeding before the Commercial Division of the Court of Milan to the merger of Sorin and Cyberonics, Inc., the predecessor companies to LivaNova. The Court authorized the merger and the Public Administrations did not appeal that decision. The proceeding then continued as a civil case, with the Public Administrations seeking damages. The Commercial Court of Milan delivered a decision in October 2016, fully rejecting the Public Administrations’ request and awarding us approximately €400,000 (approximately $455,000 as of June 30, 2019) in damages for frivolous litigation and legal fees. The Public Administrations appealed to the Court of Appeal of Milan. On May 15, 2018, the Court of Appeal of Milan confirmed its decision authorizing the merger but annulled the penalty for frivolous litigation and reduced the overall contribution to legal fees to €84,000 (approximately $96,000 as of June 30, 2019) for legal fees. The Public Administrations subsequently filed an appeal with the Supreme Court against the decision of the Court of Appeal of Milan. The proceedings before the Supreme Court are presently pending, and no decision is expected in 2019. We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Patent Litigation
On May 11, 2018, Neuro and Cardiac Technologies LLC (“NCT”), a non-practicing entity, filed a complaint in the United States District Court for the Southern District of Texas asserting that the VNS Therapy System, when used with the SenTiva Model 1000 generator, infringes the claims of U.S. Patent No. 7,076,307 owned by NCT. The complaint requests damages that include a royalty, costs, interest, and attorneys’ fees. On November 12, 2018, we petitioned the Patent Trial and Appeal Board of the U. S. Patent and Trademark Office (the “Patent Office”) for an inter partes review (“IPR”) of the validity of the ‘307 patent. The Patent Office instituted an IPR of all the challenged claims. The Court has stayed the litigation pending the outcome of the IPR proceeding. We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Tax Litigation
In a tax audit report received on October 30, 2009, the Regional Internal Revenue Office of Lombardy (the “Internal Revenue Office”) informed Sorin Group Italia S.r.l. that, among several issues, it was disallowing in part (for a total of €102.6 million (approximately $116.8 million as of June 30, 2019), related to tax years 2002 through 2006) a tax-deductible write down of the investment in the U.S. company, Cobe Cardiovascular Inc., which Sorin Group Italia S.r.l. recognized in 2002 and deducted in five equal installments, beginning in 2002. In December 2009, the Internal Revenue Office issued notices of assessment for 2004. In December 2010 and October 2011, the Internal Revenue Office issued notices of assessment for 2005 and 2006, respectively. We challenged all three notices of assessment (for 2004, 2005 and 2006) before the relevant Provincial Tax Courts.
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
The total amount of losses in dispute is €62.6 million (approximately $71.3 million as of June 30, 2019). We have continuously reassessed our potential exposure in these matters, taking into account the recent, and generally adverse, trend to Italian taxpayers in this type of litigation. Although we believe that our defensive arguments are strong, noting the adverse trend in some of the court decisions, we have recognized a reserve for an uncertain tax position for the full amount of the potential liability. On May 31, 2019, we filed an application to settle the litigation according to law N. 136/2018 and paid the required settlement balance of €1.9 million (approximately $2.2 million as of June 30, 2019). As per law N. 136/2018, the Italian Revenue Agency will review the settlement and decide to accept or reject the application by July 31, 2020. Until the settlement is accepted by the Italian Revenue Agency, we will continue to reserve for the full amount of the potential liability, by recognizing a €15.4 million reserve for uncertain tax position ($17.5 million as of June 30, 2019), net of the settlement payment.
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
Note 13. Stockholders’ Equity
The tables below present the condensed consolidated statement of stockholders’ equity as of and for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Total Stockholders' Equity
March 31, 2019	49,329	$76,151	$1,707,117	$(1,321)	$(28,713)	$(266,428)	$1,486,806
Stock-based compensation plans	51	66	10,103	29	—	—	10,198
Net loss	—	—	—	—	—	(29,215)	(29,215)
Other comprehensive income	—	—	—	—	15,539	—	15,539
June 30, 2019	49,380	$76,217	$1,717,220	$(1,292)	$(13,174)	$(295,643)	$1,483,328

March 31, 2018	48,628	$75,224	$1,738,044	$(375)	$54,910	$(48,821)	$1,818,982
Stock-based compensation plans	33	45	6,218	266	—	—	6,529
Net income	—	—	—	—	—	15,066	15,066
Other comprehensive loss	—	—	—	—	(57,543)	—	(57,543)
June 30, 2018	48,661	$75,269	$1,744,262	$(109)	$(2,633)	$(33,755)	$1,783,034

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Total Stockholders' Equity
December 31, 2018	49,323	$76,144	$1,705,111	$(1,462)	$(24,476)	$(251,579)	$1,503,738
Stock-based compensation plans	57	73	12,109	170	—	—	12,352
Net loss	—	—	—	—	—	(44,064)	(44,064)
Other comprehensive income	—	—	—	—	11,302	—	11,302
June 30, 2019	49,380	$76,217	$1,717,220	$(1,292)	$(13,174)	$(295,643)	$1,483,328

December 31, 2017	48,290	$74,750	$1,735,048	$(133)	$45,313	$(39,664)	$1,815,314
Adoption of ASU No. 2016-16	—	—	—	—	—	(22,430)	(22,430)
Share issuances	300	422	—	(422)	—	—	—
Stock-based compensation plans	71	97	9,214	446	—	—	9,757
Net income	—	—	—	—	—	28,339	28,339
Other comprehensive loss	—	—	—	—	(47,946)	—	(47,946)
June 30, 2018	48,661	$75,269	$1,744,262	$(109)	$(2,633)	$(33,755)	$1,783,034

The table below presents the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income for the six months ended June 30, 2019 and 2018 (in thousands):

	Change in Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)		Total
As of December 31, 2018	$(944)	$(23,532)		$(24,476)
Other comprehensive income before reclassifications, before tax	1,622	11,147		12,769
Tax expense	(390)	—		(390)
Other comprehensive income before reclassifications, net of tax	1,232	11,147		12,379
Reclassification of gain from accumulated other comprehensive income (loss), before tax	(1,417)	—		(1,417)
Reclassification of tax expense	340	—		340
Reclassification of gain from accumulated other comprehensive income (loss), after tax	(1,077)	—		(1,077)
Net current-period other comprehensive gain, net of tax	155	11,147		11,302
As of June 30, 2019	$(789)	$(12,385)		$(13,174)

As of December 31, 2017	$(919)	$46,232		$45,313
Other comprehensive income (loss) before reclassifications, before tax	189	(38,590)		(38,401)
Tax expense	(45)	—		(45)
Other comprehensive income (loss) before reclassifications, net of tax	144	(38,590)		(38,446)
Reclassification of gain from accumulated other comprehensive income (loss), before tax	(645)	(9,011)	(2)	(9,656)
Reclassification of tax expense	156	—		156
Reclassification of gain from accumulated other comprehensive income (loss), after tax	(489)	(9,011)		(9,500)
Net current-period other comprehensive loss, net of tax	(345)	(47,601)		(47,946)
As of June 30, 2018	$(1,264)	$(1,369)		$(2,633)

(1)	Taxes are not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

(2)	Cumulative foreign currency translation adjustments eliminated upon the sale of CRM.
Note 14. Stock-Based Incentive Plans
Stock-based incentive plans compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service-based restricted stock units (“RSUs”)	$3,875	$2,634	$6,845	$4,790
Service-based stock appreciation rights (“SARs”)	2,900	2,675	4,908	4,023
Market performance-based restricted stock units	838	959	1,389	1,305
Operating performance-based restricted stock units	798	1,185	1,769	2,032
Employee stock purchase plan	313	—	685	—
Total stock-based compensation expense	$8,724	$7,453	$15,596	$12,150

During the six months ended June 30, 2019, we issued stock-based compensatory awards with terms approved by the Compensation Committee of our Board of Directors. The awards with service conditions generally vest ratably over four years, subject to forfeiture unless service conditions are met. Market performance-based awards cliff vest after three years subject to the rank of our total shareholder return for the three-year period ending December 31, 2021 relative to the total shareholder returns for a peer group of companies. Operating performance-based awards cliff vest after three years subject to the achievement of certain thresholds of cumulative adjusted free cash flow for the three year period ending December 31, 2021. Compensation expense related to awards granted during 2019 for the three and six months ended June 30, 2019 was $3.1 million and $3.2 million, respectively.
On January 1, 2019, we initiated the LivaNova Global Employee Share Purchase Plan (“ESPP”). Compensation expense related to the ESPP for the three and six months ended June 30, 2019 was $0.3 million and $0.7 million, respectively.
Stock-based compensation agreements issued during the six months ended June 30, 2019, representing potential shares and their weighted average grant date fair values by type follows (shares in thousands, fair value in dollars):

	Six Months Ended June 30, 2019
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	592	$31.22
Service-based RSUs	278	$93.25
Market performance-based RSUs	44	$100.41
Operating performance-based RSUs	44	$96.59

Note 15. Income Taxes
Our effective income tax rate from continuing operations for the three and six months ended June 30, 2019 was 17.3% and 22.4%, respectively, compared with (5.5)% and 7.0% the three and six months ended June 30, 2018, respectively. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three and six months ended June 30, 2018, the change in the effective tax rate for the three and six months ended June 30, 2019 was primarily attributable to the establishment of a valuation allowance for a portion of the U.S. federal and state net operating losses, partly offset by a release of uncertain tax positions.
We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in our financial statements. Tax benefits totaling $17.2 million and $22.9 million were unrecognized as of June 30, 2019 and December 31, 2018, respectively. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $1.3 million.
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

Note 16. Net Income Per Share
Reconciliation of the shares used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average shares outstanding	48,342	48,487	48,295	48,406
Add effects of share-based compensation instruments (1)	—	851	—	857
Diluted weighted average shares outstanding	48,342	49,338	48,295	49,263

(1)
Excluded from the computation of diluted earnings per share for the three months ended June 30, 2019 and 2018 were stock options, SARs and restricted share units totaling 3.1 million and 0.7 million, respectively, and 3.2 million and 0.8 million for the six months ended June 30, 2019 and 2018, respectively, because to include them would have been anti-dilutive under the treasury stock method.

Note 17. Geographic and Segment Information
We identify operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have two reportable segments: Cardiovascular and Neuromodulation.
The Cardiovascular segment generates its revenue from the development, production and sale of cardiopulmonary products, heart valves and advanced circulatory support. Cardiopulmonary products include oxygenators, heart-lung machines, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories. Heart valves include mechanical heart valves, tissue heart valves and related repair products. Advanced circulatory support includes temporary life support product kits that can include a combination of pumps, oxygenators, and cannulae. On June 12, 2019, we acquired certain assets from Miami Instruments, which are integrated into our Cardiovascular business franchise as part of our Heart Valves portfolio.
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

We operate under three geographic regions: U.S., Europe, and Rest of world. The table below presents net sales by operating segment and geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cardiopulmonary
United States	$41,403	$42,139	$80,526	$80,584
Europe	34,320	35,916	69,881	72,786
Rest of world	54,856	58,584	101,742	108,399
	130,579	136,639	252,149	261,769
Heart Valves
United States	4,678	6,147	9,034	12,683
Europe	10,672	11,863	21,185	23,979
Rest of world	18,001	15,792	28,805	28,182
	33,351	33,802	59,024	64,844
Advanced Circulatory Support
United States	7,944	5,468	15,977	5,468
Europe	192	353	311	353
Rest of world	178	194	274	194
	8,314	6,015	16,562	6,015
Cardiovascular
United States	54,025	53,754	105,537	98,735
Europe	45,184	48,132	91,377	97,118
Rest of world	73,035	74,570	130,821	136,775
	172,244	176,456	327,735	332,628
Neuromodulation
United States	80,551	89,395	157,437	167,387
Europe	12,996	11,943	23,655	22,234
Rest of world	10,722	9,315	17,826	14,876
	104,269	110,653	198,918	204,497

Other	656	389	1,317	771
Totals
United States	134,576	143,149	262,974	266,122
Europe (1)	58,180	60,075	115,032	119,352
Rest of world	84,413	84,274	149,964	152,422
Total (2)	$277,169	$287,498	$527,970	$537,896

(1)	Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in Rest of world.

(2)	No single customer represented over 10% of our consolidated net sales. No country’s net sales exceeded 10% of our consolidated sales except for the U.S.

The table below presents a reconciliation of segment income from continuing operations to consolidated income from continuing operations before tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income from Continuing Operations	2019	2018	2019	2018
Cardiovascular	$10,120	$16,337	$11,109	$26,595
Neuromodulation (1)	619	57,211	22,250	95,945
Other	(25,677)	(37,239)	(53,976)	(60,059)
Total reportable segment (loss) income from continuing operations	(14,938)	36,309	(20,617)	62,481
Merger and integration expenses	4,378	4,409	7,629	7,369
Restructuring expenses	1,332	476	3,865	2,357
Amortization of intangibles	9,228	9,817	18,544	18,618
Operating (loss) income from continuing operations	(29,876)	21,607	(50,655)	34,137
Interest income	224	232	473	679
Interest expense	(4,054)	(3,006)	(5,716)	(5,117)
Gain on acquisition	—	—	—	11,484
Foreign exchange and other losses	(1,851)	(70)	(1,122)	(343)
(Loss) income from continuing operations before tax	$(35,557)	$18,763	$(57,020)	$40,840

(1)	Results for the three and six months ended June 30, 2019 include the impairment of intangible assets of $50.3 million.
Assets by reportable segment are as follows (in thousands):

Assets	June 30, 2019	December 31, 2018
Cardiovascular	$1,571,953	$1,532,825
Neuromodulation	716,531	731,840
Other	333,175	285,036
Total assets	$2,621,659	$2,549,701

Capital expenditures by segment are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Capital expenditures	2019	2018	2019	2018
Cardiovascular	$4,835	$4,594	$8,386	$7,725
Neuromodulation	127	500	530	847
Other	951	1,256	1,880	2,699
Discontinued operations	—	—	—	925
Total	$5,913	$6,350	$10,796	$12,196

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2019 were as follows (in thousands):

	Neuromodulation	Cardiovascular	Other	Total
December 31, 2018	$398,539	$515,859	$42,417	$956,815
Goodwill as a result of acquisitions	—	1,550	—	1,550
Measurement period adjustments	—	(3,326)	—	(3,326)
Foreign currency adjustments	675	6,001	—	6,676
June 30, 2019	$399,214	$520,084	$42,417	$961,715

Property, plant and equipment, net by geography are as follows (in thousands):

PP&E	June 30, 2019	December 31, 2018
United States	$65,079	$68,862
Europe	109,807	112,376
Rest of world	10,212	10,162
Total	$185,098	$191,400

Note 18. Supplemental Financial Information
Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$46,403	$40,387
Work-in-process	20,446	15,999
Finished goods	101,820	97,149
	$168,669	$153,535

Inventories are reported net of the provision for obsolescence. This provision, which reflects normal obsolescence and includes components that are phased out or expired, totaled $11.0 million and $11.6 million at June 30, 2019 and December 31, 2018, respectively.
Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Contingent consideration (1)	$43,155	$18,530
CRM purchase price adjustment payable to MicroPort Scientific Corporation	14,891	14,891
Operating lease liabilities (2)	10,926	—
Product remediation (3)	10,485	13,945
Legal and administrative costs	8,777	9,189
Provisions for agents, returns and other	4,052	4,934
Restructuring related liabilities (4)	4,261	9,393
Other amounts payable to MicroPort Scientific Corporation	2,857	9,319
Derivative contract liabilities (5)	963	5,063
Other accrued expenses	40,361	39,021
	$140,728	$124,285

(1)	Refer to “Note 8. Fair Value Measurements”

(2)	Refer to “Note 11. Leases”

(3)	Refer to “Note 5. Product Remediation Liability”

(4)	Refer to “Note 4. Restructuring”

(5)	Refer to “Note 10. Derivatives and Risk Management”
As of June 30, 2019 and December 31, 2018, contract liabilities of $5.6 million and $4.8 million, respectively, are included within accrued liabilities and other and other long-term liabilities on the condensed consolidated balance sheets.

Note 19. New Accounting Pronouncements
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
		January 1, 2019	Adoption of the new standard resulted in the recognition of ROU assets and lease liabilities of approximately $60 million as of January 1, 2019. Refer to “Note 11. Leases.”
June 2018 ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	This update simplifies the accounting for non-employee share-based payment transactions.	January 1, 2019	There was no material impact to our condensed consolidated financial statements as a result of adopting this ASU.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes which appear elsewhere in this document and with our 2018 Form 10-K. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our 2018 Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.
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
Acquisition
On June 12, 2019, we acquired the minimally invasive cardiac surgery instruments business from Miami Instruments for cash consideration of up to $17.0 million. The related operations have been integrated into our Cardiovascular business franchise as part of our Heart Valves portfolio. Cash of $10.8 million was paid at closing with up to $6.0 million in contingent consideration based on achieving certain milestones. In connection with this acquisition, we recognized $14.7 million in developed technology and IPR&D intangible assets and $1.5 million in goodwill.
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
We continue to work diligently to remediate the FDA’s inspectional observations for the Munich facility, as well as the additional issues identified in the Warning Letter. We take these matters seriously and are responding timely and fully to the FDA’s requests. For further information, please refer to “Note 5. Product Remediation Liability” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
On March 29, 2019, we announced a settlement framework that provides for a comprehensive resolution of the personal injury cases pending in the multi-district litigation in U.S. federal court, the related class action pending in federal court, as well as certain cases in state courts across the United States. The agreement, which makes no admission of liability, is subject to certain conditions, including acceptance of the settlement by individual claimants and provides for a total payment of up to $225 million to resolve the claims covered by the settlement. Per the agreed-upon terms, the first payment of $135 million was paid into a qualified settlement fund in July 2019, and the remainder will be paid in January 2020. Cases covered by the settlement will be dismissed as amounts are disbursed to individual plaintiffs from the qualified settlement fund.
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of July 30, 2019, including the cases encompassed in the settlement framework described above, we are aware of approximately 215 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
In the fourth quarter of 2018, we recognized a $294.1 million provision, which represented our best estimate of the Company’s liability for these matters. At June 30, 2019, the provision is $293.3 million. For further information refer to “Note 12. Commitments and Contingencies.”
Heart Valves
In February 2019, we announced that Japan’s Ministry of Health, Labour and Welfare granted national reimbursement for the Perceval sutureless aortic heart valve to treat aortic valve disease.
Advanced Circulatory Support
On July 15, 2019, we announced FDA clearance for a new generation of the Advanced Circulatory Support pump and controller, the LifeSPARC system. We expect full commercial release by the end of 2019.
Cardiopulmonary
On July 16, 2019, we announced that we had launched Bi-Flow, our innovative arterial femoral cannula. Bi-Flow received CE Mark approval earlier in the year and is the only bidirectional arterial cannula designed to prevent leg ischemia during cardiac surgery procedures requiring femoral artery cannulation.

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
New accounting pronouncements are disclosed in “Note 19. New Accounting Pronouncements” contained in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Other
Brexit
On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” On March 29, 2017, the UK government gave formal notice of its intention to leave the EU and began the process of negotiating the future terms of the UK’s relationship with the EU. Brexit could adversely affect UK, regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. We have foreign exchange exposure management programs designed to help minimize the impact from foreign currency exchange rate movements. For the three months ended June 30, 2019 and 2018, net sales generated from our European operations constituted approximately 21.0% and 20.9%, respectively, of total net sales. For the six months ended June 30, 2019 and 2018, net sales generated from our European operations constituted approximately 21.8% and 22.2%, respectively.
Negotiations between the UK and the EU continue about provisions of the withdrawal agreement. Unless the deadline is further extended, the UK will leave the EU on October 31, 2019. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the EU markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for medical device companies and increased restrictions on imports and exports throughout Europe. This could adversely affect our ability to conduct and expand our operations in Europe and may have an adverse effect on our overall business, financial condition and results of operations. For additional information on how Brexit could affect our business, see “Part I, Item 1A Risk Factors - The UK’s vote in favor of withdrawing from the EU could lead to increased market volatility and make it more difficult for us to do business in Europe or have other adverse effects on our business” of our 2018 Form 10-K.
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
European Union State Aid Challenge
On October 26, 2017, the European Commission (“EC”) announced that an investigation will be opened with respect to the UK’s controlled foreign company (“CFC”) rules. The CFC rules under investigation provide group finance exemptions (“GFE”) to entities controlled by UK parent companies that are subject to lower tax rates if the activities being undertaken by the CFC relate to financing. On April 2, 2019, the EC concluded that “when financing income from a foreign group company, channeled through an offshore subsidiary, is financed with UK connected capital and there are no UK activities involved in generating the finance profits, the group finance exemption is justified and does not constitute State aid under EU rules.” However, in relation to Significant People Functions, “when financing income from a foreign group company, channeled through an offshore subsidiary, derives from UK activities, the group finance exemption is not justified and constitutes State aid under EU rules.” Her Majesty’s Revenue and Customs (“HMRC”) has stated that they do not consider the timing and form of the UK’s exit from the EU will have a practical impact on the requirement to recover the alleged aid. On June 14, 2019, the UK filed an appeal to the Commission’s decision. HMRC will still proceed to identify Chapter 9 claims and collect the alleged state aid during the appeal process. Based upon our assessment of the issue and the limited level of UK activities involved in our financing, no uncertain tax position reserve has been recognized related to this matter.
Results of Operations
We are reporting, in this Quarterly Report on Form 10-Q, the results for LivaNova and its consolidated subsidiaries for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018.
The following table summarizes our condensed consolidated results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$277,169	$287,498	$527,970	$537,896
Costs and expenses:
Cost of sales - exclusive of amortization	74,942	91,993	159,196	176,591
Product remediation	5,113	1,542	8,060	5,257
Selling, general and administrative	127,213	123,439	252,917	227,600
Research and development	34,544	34,215	78,119	65,967
Merger and integration expenses	4,378	4,409	7,629	7,369
Restructuring expenses	1,332	476	3,865	2,357
Impairment of intangible assets	50,295	—	50,295	—
Amortization of intangibles	9,228	9,817	18,544	18,618
Operating (loss) income from continuing operations	(29,876)	21,607	(50,655)	34,137
Interest income	224	232	473	679
Interest expense	(4,054)	(3,006)	(5,716)	(5,117)
Gain on acquisition	—	—	—	11,484
Foreign exchange and other losses	(1,851)	(70)	(1,122)	(343)
(Loss) income from continuing operations before tax	(35,557)	18,763	(57,020)	40,840
Income tax (benefit) expense	(6,164)	(1,030)	(12,778)	2,863
Losses from equity method investments	—	(265)	—	(627)
Net (loss) income from continuing operations	(29,393)	19,528	(44,242)	37,350
Net income (loss) from discontinued operations, net of tax	178	(4,462)	178	(9,011)
Net (loss) income	$(29,215)	$15,066	$(44,064)	$28,339

Net Sales
The table below presents net sales by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Increase (Decrease)	2019	2018	% Increase (Decrease)
Cardiopulmonary
United States	$41,403	$42,139	(1.7)%	$80,526	$80,584	(0.1)%
Europe	34,320	35,916	(4.4)%	69,881	72,786	(4.0)%
Rest of world	54,856	58,584	(6.4)%	101,742	108,399	(6.1)%
	130,579	136,639	(4.4)%	252,149	261,769	(3.7)%
Heart Valves
United States	4,678	6,147	(23.9)%	9,034	12,683	(28.8)%
Europe	10,672	11,863	(10.0)%	21,185	23,979	(11.7)%
Rest of world	18,001	15,792	14.0%	28,805	28,182	2.2%
	33,351	33,802	(1.3)%	59,024	64,844	(9.0)%
Advanced Circulatory Support
United States	7,944	5,468	45.3%	15,977	5,468	192.2%
Europe	192	353	(45.6)%	311	353	(11.9)%
Rest of world	178	194	(8.2)%	274	194	41.2%
	8,314	6,015	38.2%	16,562	6,015	175.3%
Cardiovascular
United States	54,025	53,754	0.5%	105,537	98,735	6.9%
Europe	45,184	48,132	(6.1)%	91,377	97,118	(5.9)%
Rest of world	73,035	74,570	(2.1)%	130,821	136,775	(4.4)%
	172,244	176,456	(2.4)%	327,735	332,628	(1.5)%
Neuromodulation
United States	80,551	89,395	(9.9)%	157,437	167,387	(5.9)%
Europe	12,996	11,943	8.8%	23,655	22,234	6.4%
Rest of world	10,722	9,315	15.1%	17,826	14,876	19.8%
	104,269	110,653	(5.8)%	198,918	204,497	(2.7)%

Other	656	389	68.6%	1,317	771	70.8%
Totals
United States	134,576	143,149	(6.0)%	262,974	266,122	(1.2)%
Europe (1)	58,180	60,075	(3.2)%	115,032	119,352	(3.6)%
Rest of world	84,413	84,274	0.2%	149,964	152,422	(1.6)%
Total	$277,169	$287,498	(3.6)%	$527,970	$537,896	(1.8)%

(1)	Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in “Rest of world.”

The table below presents segment income from continuing operations (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Cardiovascular	$10,120	$16,337	(38.1)%	$11,109	$26,595	(58.2)%
Neuromodulation	619	57,211	(98.9)%	22,250	95,945	(76.8)%
Other	(25,677)	(37,239)	(31.0)%	(53,976)	(60,059)	(10.1)%
Total reportable segment (loss) income from continuing operations (1)	$(14,938)	$36,309	(141.1)%	$(20,617)	$62,481	(133.0)%

(1)
For a reconciliation of segment (loss) income from continuing operations to (loss) income from continuing operations before tax refer to “Note 17. Geographic and Segment Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Cardiovascular
Cardiovascular net sales for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 decreased 2.4% and 1.5%, respectively. The decline in net sales for the three month period was due to declines in Cardiopulmonary and Heart Valves sales of 4.4% and 1.3%, respectively, partially offset by a $2.3 million increase in Advanced Circulatory Support sales. Cardiopulmonary sales of $130.6 million were negatively impacted due to the impact of exiting a Canadian distribution agreement on January 1, 2019 that accounted for $8.6 million in sales during the three months ended June 30, 2018 and unfavorable foreign currency exchange rate fluctuations. These items more than offset growth in heart-lung machine sales driven by upgrading customers from our legacy S3 device to our current S5 device and competitive placements and growth in oxygenator sales. Heart Valves sales were positively impacted by growth in Perceval and mechanical valve sales but were more than offset by unfavorable foreign currency exchange rate fluctuations. Advanced Circulatory Support sales increased due to continued traction of the prior year sales force expansion and strong growth across all product lines, especially ProtekDuo. The decline in Cardiovascular net sales for the six month period was due to declines in Cardiopulmonary and Heart Valves sales of 3.7% and 9.0%, respectively, partially offset by a $10.5 million increase in Advanced Circulatory Support sales due to the inclusion of the operating results of TandemLife starting from the acquisition date in April 2018. Cardiopulmonary sales of $252.1 million were negatively impacted by the impact of the exiting of a distribution agreement on January 1, 2019 that accounted for $16.4 million in sales during the six months ended June 30, 2018 and unfavorable foreign currency exchange rate fluctuations, which more than offset growth in heart-lung machine and oxygenator sales. Heart Valves sales were negatively impacted by a decline in tissue valve sales and unfavorable foreign currency exchange rate fluctuations.
Cardiovascular operating income for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 decreased primarily due to increased litigation expenses associated with our 3T device and a decrease in net sales. Additionally, operating income for the six months ended June 30, 2019 was impacted by expenses associated with the expiration of a contract with one of our distributors.
Neuromodulation
Neuromodulation net sales for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 decreased 5.8% and 2.7%, respectively. The decline in sales for the three and six month periods was due to strong growth in the Europe and Rest of World regions being more than offset by weakness in the U.S. market principally due to competitive dynamics and sales force turnover.
Neuromodulation operating income for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 decreased primarily due to a $50.3 million impairment of an IPR&D asset associated with obstructive sleep apnea, increased marketing expenses and increased R&D expenses associated with obstructive sleep apnea, TRD, and heart failure.

Cost of Sales and Expenses
The table below presents our comparative cost of sales and significant expenses as a percentage of sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Cost of sales - exclusive of amortization	27.0%	32.0%	(5.0)%	30.2%	32.8%	(2.6)%
Product remediation	1.8%	0.5%	1.3%	1.5%	1.0%	0.5%
Selling, general and administrative	45.9%	42.9%	3.0%	47.9%	42.3%	5.6%
Research and development	12.5%	11.9%	0.6%	14.8%	12.3%	2.5%
Merger and integration expenses	1.6%	1.5%	0.1%	1.4%	1.4%	—%
Restructuring expenses	0.5%	0.2%	0.3%	0.7%	0.4%	0.3%
Impairment of intangible assets	18.1%	—%	18.1%	9.5%	—%	9.5%
Amortization of intangibles	3.3%	3.4%	(0.1)%	3.5%	3.5%	—%
Cost of Sales - Exclusive of Amortization
Cost of sales consisted primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components. Cost of sales as a percentage of net sales for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 decreased primarily due to a reduction in a sales-based contingent consideration liability related to our acquisition of ImThera that was recorded during the three months ended June 30, 2019. The reduction in the liability resulted in a reduction in cost of sales of $12.7 million.
Sales, General and Administrative (“SG&A”) Expenses
SG&A expenses consisted of sales, marketing, general and administrative activities. SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 increased primarily due to additional litigation expenses related to our 3T devices, U.S. investments in a direct to consumer campaign for epilepsy, expanding Advanced Circulatory Support commercial capabilities, strengthening our commercial organization in international markets and overall lower sales. SG&A expenses for the six months ended June 30, 2019 were also negatively affected by the impact of including the operating results of Advanced Circulatory Support and expenses associated with the expiration of a contract with one of our distributors.
Research and Development (“R&D”) Expenses
R&D expenses consist of product design and development efforts, clinical study programs and regulatory activities, which are essential to our strategic portfolio initiatives, including TMVR, TRD, obstructive sleep apnea and heart failure. R&D expenses as a percentage of net sales for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 increased primarily due to additional R&D expenses for our development of next generation products, including heart-lung machines, the SenTiva VNS Therapy System and advanced circulatory support and clinical trials and strategic investments in TRD, TMVR, obstructive sleep apnea and heart failure. These increases were partially offset by a reduction in a regulatory milestone-based contingent consideration liability related to our acquisition of ImThera of $5.1 million during the three months ended June 30, 2019.
Impairment of Intangible Assets
During the second quarter of 2019, we determined that LivaNova will experience a delay in the estimated commercialization date of the Company’s obstructive sleep apnea product currently under development. This delay constituted a triggering event that required evaluation of the IPR&D asset arising from the ImThera acquisition for impairment. Based on the assessment performed, we determined that the IPR&D asset was impaired and as a result, recorded an impairment of $50.3 million, which is included in our Neuromodulation segment. The new carrying value of the IPR&D asset as of June 30, 2019 was $112.0 million. The estimated fair value of IPR&D was determined using the income approach. Future delays in commercialization or changes in management estimates could result in further impairment.

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
Our effective income tax rate from continuing operations for the three and six months ended June 30, 2019 was 17.3% and 22.4%, respectively, compared with (5.5)% and 7.0% the three and six months ended June 30, 2018, respectively. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three and six months ended June 30, 2018, the change in the effective tax rate for the three and six months ended June 30, 2019 was primarily attributable to the establishment of a valuation allowance for a portion of the U.S. federal and state net operating losses, partly offset by a release of uncertain tax positions.
Liquidity and Capital Resources
Based on our current business plan, we believe that our existing cash and cash equivalents, future cash generated from continuing operations, and available borrowing capacity under our credit facilities will be sufficient to fund our expected operating needs, working capital requirements, R&D opportunities, capital expenditures and debt service requirements over the next 12 months from the issuance of these condensed consolidated financial statements. We regularly review our capital needs and consider various investing and financing alternatives to support our requirements. Refer to “Note 9. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt. Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Part II, Item 1A. Risk Factors” in the 2018 Form 10-K.
No provision has been made for income taxes on unremitted earnings of our foreign controlled subsidiaries (non-UK subsidiaries) as of June 30, 2019. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries or certain other transactions, we may be liable for income taxes. However, the tax liability on future distributions should not be significant as most jurisdictions with unremitted earnings have various participation exemptions or no withholding tax.
Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net decrease in the balance of cash and cash equivalents were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Operating activities	$(17,421)	$48,536
Investing activities	(22,454)	(93,190)
Financing activities	37,057	927
Effect of exchange rate changes on cash and cash equivalents	125	(2,508)
Net decrease	$(2,693)	$(46,235)
Operating Activities
Cash used in operating activities during the six months ended June 30, 2019 increased by $66.0 million as compared to the same prior-year period. The increase is primarily due to increases in working capital partially offset by an increase in net income adjusted for non-cash items.

Investing Activities
Cash used in investing activities during the six months ended June 30, 2019 decreased $70.7 million as compared to the same prior-year period. The decrease is primarily due to the 2018 acquisitions of ImThera and TandemLife, net of cash acquired, which were partially offset by the 2018 sale of the CRM business franchise, net of cash disposed.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2019 increased $36.1 million as compared to the same prior-year period. The increase is primarily due to an increase in long-term borrowing proceeds offset by a decrease in short-term borrowing proceeds and the 2018 payment of deferred consideration related to an acquisition.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements.
Contractual Obligations
We had no material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2018 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates, interest rate risks and concentration of procurement suppliers that could adversely affect our consolidated financial position, results of operations or cash flows. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in this Quarterly Report on Form 10-Q in “Part I, Note 10. Derivatives and Risk Management,” “Part I, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Part II, Item 1A. Risk Factors,” and in our 2018 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A. Risk Factors.” There have been no material changes from the information provided therein.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) have concluded the disclosure controls and procedures were not effective as of that date due to the material weaknesses in internal control over financial reporting that were disclosed in our 2018 Form 10-K.
(b) Changes in Internal Control Over Financial Reporting
On January 1, 2019, we implemented a new software system, as well as new internal controls, to support adoption of the new Lease Accounting standard, ASC 842. The operating effectiveness of these controls will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting for the fiscal year ended December 31, 2019. No other changes over internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d - 5(f) under the Exchange Act) occurred during the quarter ended June 30, 2019.
Remediation
Efforts have been ongoing throughout the quarter to remediate the material weaknesses reported in our 2018 10-K filing. We have implemented a new tool, SAP’s Governance, Risk, and Compliance module, that will help us better manage IT and business user access in our ERP system. In addition, we have designed and implemented new controls and formalized existing controls around price and quantity in our revenue process. The weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of the material weaknesses will be completed prior to the end of fiscal year 2019.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 12. Commitments and Contingencies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes to the description of the risk factors associated with our business as previously disclosed in “Part I, Item 1A. Risk Factors” of our 2018 Form 10-K.
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

Exhibit Number	Document Description
3.1	Amended Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on June 15, 2018
10.1*†	Service Agreement, dated January 2, 2019, between Trui Hebbelinck and LivaNova PLC.
10.2*
Amendment and Restatement Agreement, dated June 6, 2019, in relation to the Finance Contract originally dated May 6, 2014, between the European Investment Bank, Sorin Group Italia S.r.l., and LivaNova PLC.

10.3*
Amendment and Restatement Agreement, dated June 6, 2019, in relation to the Finance Contract originally dated June 29, 2017, between the European Investment Bank, Sorin Group Italia S.r.l., and LivaNova PLC.

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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2019 and June 30, 2018, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and June 30, 2018, (iii) the Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018, and (vi) the Notes to the Condensed Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: July 31, 2019	By:	/s/ DAMIEN MCDONALD
Damien McDonald
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: July 31, 2019	By:	/s/ THAD HUSTON
Thad Huston
Chief Financial Officer
(Principal Financial Officer)