Form 10-Q
period 2020-06-30
LivaNova PLC
filed 2020-07-29
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at July 27, 2020
Ordinary Shares - £1.00 par value per share	48,666,835

LIVANOVA PLC
In this Quarterly Report on Form 10-Q, “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.
This report may contain references to our proprietary intellectual property, including among others:
•Trademarks for our VNS therapy systems, the VNS Therapy® System, the VITARIA® System and our proprietary pulse generator products: Model 102 (Pulse®), Model 102R (Pulse Duo®), Model 103 (Demipulse®), Model 104 (Demipulse Duo®), Model 105 (AspireHC®), Model 106 (AspireSR®), Model 1000 (SenTiva®) and Model 8103 (Symmetry®).
•Trademarks for our Cardiopulmonary product systems: S5® heart-lung machine, S3® heart-lung machine, Inspire®, Heartlink®, XTRA® Autotransfusion System, 3T Heater-Cooler®, Connect™ and Revolution®.
•Trademarks for our line of surgical tissue and mechanical valve replacements and repair products: Mitroflow®, Crown PRT®, Solo Smart™, Perceval®, Miami Instruments™, Top Hat®, Reduced Series Aortic Valves™, Carbomedics Carbo-Seal®, Carbo-Seal Valsalva®, Carbomedics Standard®, Orbis™ and Optiform®, MEMO 4D®, AnnuloFlo®, AnnuloFlex®, Bicarbon Slimline™, Bicarbon Fitline™ and Bicarbon Overline®.
•Trademarks for our advanced circulatory support systems: TandemLife®, TandemHeart®, TandemLung®, ProtekDuo®, and LifeSPARC™.
•Trademarks for our obstructive sleep apnea system: ImThera® and Aura6000®.
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

________________________________________

NOTE ABOUT FORWARD LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, and include but are not limited to the risks and uncertainties summarized below:
•changes in our common stock price;
•changes in our profitability;
•regulatory activities and announcements, including the failure to obtain regulatory approvals for our new products;
•effectiveness of our internal controls over financial reporting;
•fluctuations in future quarterly operating results;
•failure to comply with, or changes in, laws, regulations or administrative practices affecting government regulation of our products, including, but not limited to, U.S. Food and Drug Administration (“FDA”) laws and regulations;
•failure to establish, expand or maintain market acceptance of our products for the treatment of our approved indications;
•any legislative or administrative reform to the healthcare system, including the U.S. Medicare or Medicaid systems or international reimbursement systems, that significantly reduces reimbursement for our products or procedures or denies coverage for such products or procedures or enhances coverage for competitive products or procedures, as well as adverse decisions by administrators of such systems on coverage or reimbursement issues relating to our products;
•failure to maintain the current regulatory approvals for our products’ approved indications;
•failure to obtain or maintain coverage and reimbursement for our products’ approved indications;
•unfavorable results from clinical studies;
•variations in sales and operating expenses relative to estimates;
•our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of our products;
•product liability, intellectual property, shareholder-related, environmental-related, income tax and other litigation, disputes, losses and costs;
•protection, expiration and validity of our intellectual property;
•changes in technology, including the development of superior or alternative technology or devices by competitors;
•competition from providers of alternative medical therapies, such as pharmaceutical companies and providers of cannabis;
•cyber-attacks or other disruptions to our information technology systems;
•failure to comply with applicable U.S. laws and regulations, including federal and state privacy and security laws and regulations;
•failure to comply with applicable non-U.S. laws and regulations;
•non-U.S. operational and economic risks and concerns;

•failure to attract or retain key personnel;
•failure of new acquisitions to further our strategic objectives or strengthen our existing businesses;
•losses or costs from pending or future lawsuits and governmental investigations;
•changes in accounting rules that adversely affect the characterization of our consolidated financial position, results of operations or cash flows;
•changes in customer spending patterns;
•continued volatility in the global market and worldwide economic conditions, including volatility caused by the implementation of Brexit and/or changes to existing trade agreements and relationships between the U.S. and other countries;
•risks relating to the outbreak and spread of COVID-19 around the world;
•changes in tax laws, including changes related to Brexit, or exposure to additional income tax liabilities;
•harsh weather or natural disasters that interrupt our business operations or the business operations of our hospital-customers; and
•failure of the market to adopt new therapies or to adopt new therapies quickly.
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
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2019 Form 10-K and in our Quarterly Reports on Form 10-Q.
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

________________________________________

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$182,206	$277,169	$424,603	$527,970
Costs and expenses:
Cost of sales - exclusive of amortization	56,762	74,942	125,685	159,196
Product remediation	4,269	5,113	5,735	8,060
Selling, general and administrative	98,048	127,213	218,225	252,917
Research and development	25,152	34,544	61,054	78,119
Merger and integration expenses	2,048	4,378	5,522	7,629
Restructuring expenses	794	1,332	2,374	3,865
Impairment of intangible assets	—	50,295	—	50,295
Amortization of intangibles	9,394	9,228	19,661	18,544
Litigation provision, net	976	—	976	—
Operating loss from continuing operations	(15,237)	(29,876)	(14,629)	(50,655)
Interest income	287	224	435	473
Interest expense	(5,715)	(4,054)	(10,564)	(5,716)
Foreign exchange and other losses	(999)	(1,851)	(2,913)	(1,122)
Loss from continuing operations before tax	(21,664)	(35,557)	(27,671)	(57,020)
Income tax expense (benefit)	66,285	(6,164)	21,571	(12,778)
Losses from equity method investments	(44)	—	(173)	—
Net loss from continuing operations	(87,993)	(29,393)	(49,415)	(44,242)
Net income (loss) from discontinued operations, net of tax	—	178	(995)	178
Net loss	$(87,993)	$(29,215)	$(50,410)	$(44,064)

Basic (loss) income per share:
Continuing operations	$(1.81)	$(0.61)	$(1.02)	$(0.92)
Discontinued operations	—	0.01	(0.02)	0.01
	$(1.81)	$(0.60)	$(1.04)	$(0.91)

Diluted (loss) income per share:
Continuing operations	$(1.81)	$(0.61)	$(1.02)	$(0.92)
Discontinued operations	—	0.01	(0.02)	0.01
	$(1.81)	$(0.60)	$(1.04)	$(0.91)

Shares used in computing basic (loss) income per share	48,611	48,342	48,548	48,295
Shares used in computing diluted (loss) income per share	48,611	48,342	48,548	48,295
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(87,993)	$(29,215)	$(50,410)	$(44,064)
Other comprehensive income (loss):
Net change in unrealized loss on derivatives	1,029	215	(327)	205
Tax effect	(246)	(52)	79	(50)
Net of tax	783	163	(248)	155
Foreign currency translation adjustment	16,651	15,376	(15,449)	11,147
Total other comprehensive income (loss)	17,434	15,539	(15,697)	11,302
Total comprehensive loss	$(70,559)	$(13,676)	$(66,107)	$(32,762)

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$232,549	$61,137
Accounts receivable, net of allowance of $15,320 at June 30, 2020 and $13,105 at December 31, 2019	186,144	257,769
Inventories, net	177,246	164,154
Prepaid and refundable taxes	41,662	37,779
Prepaid expenses and other current assets	34,838	28,604
Total Current Assets	672,439	549,443
Property, plant and equipment, net	185,670	181,354
Goodwill	902,204	915,794
Intangible assets, net	583,490	607,546
Operating lease assets	51,114	54,372
Investments	30,245	27,256
Deferred tax assets	23,148	68,676
Other assets	54,353	7,356
Total Assets	$2,502,663	$2,411,797
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$7,449	$77,396
Accounts payable	69,065	85,892
Accrued liabilities and other	97,238	120,100
Current litigation provision liability	37,420	146,026
Taxes payable	8,365	12,719
Accrued employee compensation and related benefits	48,827	70,420
Total Current Liabilities	268,364	512,553
Long-term debt obligations	639,189	260,330
Contingent consideration	71,236	114,396
Litigation provision liability	11,611	24,378
Deferred tax liabilities	30,106	32,219
Long-term operating lease liabilities	42,388	46,027
Long-term employee compensation and related benefits	22,398	22,797
Long-term derivative liability	71,501	61
Other long-term liabilities	12,684	15,319
Total Liabilities	1,169,477	1,028,080
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 49,476,223 shares issued and 48,667,203 shares outstanding at June 30, 2020; 49,411,016 shares issued and 48,443,830 shares outstanding at December 31, 2019	76,338	76,257
Additional paid-in capital	1,750,798	1,734,870
Accumulated other comprehensive loss	(35,089)	(19,392)
Accumulated deficit	(457,804)	(406,755)
Treasury stock at cost, 809,020 ordinary shares at June 30, 2020, 967,186 ordinary shares at December 31, 2019	(1,057)	(1,263)
Total Stockholders’ Equity	1,333,186	1,383,717
Total Liabilities and Stockholders’ Equity	$2,502,663	$2,411,797
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net loss	$(50,410)	$(44,064)
Non-cash items included in net loss:
Deferred tax expense	46,171	15,897
Remeasurement of contingent consideration to fair value	(46,034)	(10,600)
Amortization	19,661	18,544
Stock-based compensation	19,034	15,596
Depreciation	13,596	15,287
Remeasurement of derivative instruments	(7,250)	(3,762)
Amortization of operating lease assets	6,297	6,334
Impairment of intangible assets	—	50,295
Other	5,433	5,932
Changes in operating assets and liabilities:
Accounts receivable, net	66,256	(277)
Inventories, net	(16,210)	(14,284)
Other current and non-current assets	(10,263)	5,291
Accounts payable and accrued current and non-current liabilities	(47,084)	(29,129)
Taxes payable	(2,150)	(43,008)
Litigation provision liability	(121,194)	—
Restructuring reserve	(917)	(5,473)
Net cash used in operating activities	(125,064)	(17,421)
Investing Activities:
Purchases of property, plant and equipment	(17,955)	(10,796)
Purchase of investments	(3,168)	(287)
Loans to investees	(2,250)	—
Acquisitions, net of cash acquired	—	(10,750)
Other	707	(621)
Net cash used in investing activities	(22,666)	(22,454)
Financing Activities:
Proceeds from long-term debt obligations	886,899	53,777
Repayment of long-term debt obligations	(481,254)	(12,125)
Proceeds from short term borrowings (maturities greater than 90 days)	46,717	—
Repayments of short term borrowings (maturities greater than 90 days)	(44,838)	—
Purchase of capped call	(43,096)	—
Debt issuance costs	(19,970)	(3,688)
Closing adjustment payment for sale of CRM business	(14,891)	—
Payment of contingent consideration	(5,250)	(284)
Shares repurchased from employees for minimum tax withholding	(5,177)	(5,714)
Proceeds from share issuances under ESPP	2,064	2,574
Change in short-term borrowing, net	(1,532)	2,355
Other	25	162
Net cash provided by financing activities	319,697	37,057
Effect of exchange rate changes on cash and cash equivalents	(555)	125
Net increase (decrease) in cash and cash equivalents	171,412	(2,693)
Cash and cash equivalents at beginning of period	61,137	47,204
Cash and cash equivalents at end of period	$232,549	$44,511
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of, and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2019 has been derived from audited financial statements contained in our 2019 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries, for the three and six months ended June 30, 2020, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our 2019 Form 10-K.
Recent Developments Regarding COVID-19
Due to the COVID-19 pandemic (COVID 19), we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers have diverted medical resources and priorities towards the treatment of COVID-19. In addition, public health bodies have delayed elective procedures during the COVID-19 pandemic, which has negatively impacted the usage of our products, including the number of Neuromodulation procedures. Further, some people are avoiding seeking treatment for non-COVID-19 emergency procedures, which has also negatively impacted the demand for our products.
We are beginning to see signs of stabilization in certain geographies as elective surgeries resume and expect this trend to continue on a global basis during the second half of 2020. We expect elective procedure recovery rates to vary by country, and to be impacted by COVID-19 case volumes, hospital occupancy and staffing levels, patient’s willingness to re-book previously deferred procedures, travel restrictions, transportation limitations, quarantine restrictions, economic uncertainty and potential COVID-19 resurgence.
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

Note 2. Business Combinations
Miami Instruments
On June 12, 2019, we acquired the minimally invasive cardiac surgery instruments business from Miami Instruments, LLC (“Miami Instruments”) for cash consideration of up to $17.0 million. The related operations have been integrated into our Cardiovascular segment as a part of our Heart Valves business. Cash of $10.8 million was paid at closing with up to $6.0 million in contingent consideration based on achieving certain milestones. The purchase price allocation for the Miami Instruments acquisition was finalized during the second quarter of 2020 and resulted in no measurement period adjustments. In connection with this acquisition, we recognized $14.7 million in developed technology and in-process research and development (“IPR&D”) intangible assets and $1.5 million in goodwill.

Note 3. Discontinued Operations
On April 30, 2018, we completed the sale of our Cardiac Rhythm Management (“CRM”) business franchise to MicroPort Cardiac Rhythm B.V. and MicroPort Scientific Corporation (“MicroPort”) for total cash proceeds of $195.9 million, less cash transferred of $9.2 million, subject to a closing working capital adjustment. In March 2020, we finalized the working capital adjustment and as a result, made a $16.4 million payment to MicroPort during the first quarter of 2020 and incurred an additional $1.0 million loss on sale, net of a $0.1 million tax benefit.

Note 4. Restructuring
We initiate restructuring plans to leverage economies of scale, streamline distribution and logistics, and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these plans were reported as restructuring expenses in the operating results of our condensed consolidated statements of income (loss).
The following table presents the accruals and other reserves recorded in connection with our restructuring plans (in thousands):

	Employee Severance and Other Termination Costs	Other	Total
Balance at December 31, 2019	$4,097	$1,400	$5,497
Charges	2,374	—	2,374
Cash payments and other	(5,327)	(736)	(6,063)
Balance at June 30, 2020	$1,144	$664	$1,808

The following table presents restructuring expense by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cardiovascular	$570	$316	$1,256	$738
Neuromodulation	305	53	808	485
Other	(81)	963	310	2,642
Total	$794	$1,332	$2,374	$3,865

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
In April 2017, we obtained CE Mark in Europe for the design change of the 3T device, and in May 2017 we completed our first vacuum canister and internal sealing upgrade on a customer-owned device. We are currently implementing the vacuum canister and internal sealing upgrade program in as many countries as possible until all devices are upgraded. In October 2018, after review of information provided by us, the FDA concluded that we could commence the vacuum canister and internal sealing upgrade program in the U.S., and on February 25, 2020, LivaNova received clearance for K191402, a 510(k) for the 3T devices that addressed issues contained in the 2015 Warning Letter along with design changes that further mitigate the potential risk of aerosolization. Concurrent with this clearance, (1) 3T devices manufactured in accordance with K191402 will not be subjected to the import alert previously issued by the FDA and (2) LivaNova initiated a correction to distribute the updated Operating Instructions cleared under K191402.

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
The following table provides a reconciliation of the beginning and ending balance of the product remediation liability included within accrued liabilities and other on the condensed consolidated balance sheet (in thousands):

Balance at December 31, 2019	$3,251
Adjustments	1,392
Remediation activity	(3,099)
Effect of changes in foreign currency exchange rates	(11)
Balance at June 30, 2020	$1,533
We recognized product remediation expenses of $4.3 million and $5.1 million during the three months ended June 30, 2020 and 2019, respectively, and $5.7 million and $8.1 million during the six months ended June 30, 2020 and 2019, respectively. Product remediation expenses include internal labor costs, costs to remediate certain inspectional observations made by the FDA at our Munich facility and costs associated with the incorporation of the modification of the 3T device design into the next generation 3T device. These costs and related legal costs are expensed as incurred and are not included within the product remediation liability presented above. At June 30, 2020, our balance sheet includes a $49.0 million provision related to litigation involving our 3T device. For further information, please refer to “Note 10. Commitments and Contingencies.”

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

Equity Investments Without Readily Determinable Fair Values	June 30, 2020	December 31, 2019
Respicardia Inc. (1)	$17,706	$17,706
ALung Technologies, Inc. (2)	3,000	—
Ceribell, Inc.	3,000	3,000
ShiraTronics, Inc.	2,045	2,045
Rainbow Medical Ltd.	1,097	1,099
MD Start II	1,121	1,121
Highlife S.A.S.	1,063	1,064
Other	770	770
	29,802	26,805
Equity method investment	443	451
	$30,245	$27,256
(1)Respicardia Inc. (“Respicardia”) is a privately funded U.S. company developing an implantable device designed to restore a more natural breathing pattern during sleep in patients with central sleep apnea by transvenously stimulating the phrenic nerve. We have a loan outstanding to Respicardia, with a carrying amount of $0.8 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
(2)During the first quarter of 2020, we invested in ALung Technologies, Inc. (“ALung”). ALung is a privately held medical device company focused on creating advanced medical devices for treating respiratory failure. ALung’s Hemolung Respiratory Assist System is a dialysis-like alternative or supplement to mechanical ventilation which removes carbon dioxide directly from the blood in patients with acute respiratory failure. During the second quarter of 2020, we provided a loan to ALung for $2.0 million, due July 10, 2021. The loan may be converted, at LivaNova’s option, to either ALung’s Series C Senior Convertible Participating Preferred

Stock or ALung’s Series D convertible participating preferred stock at $0.8069 per share. As of June 30, 2020, the carrying amount of the loan was $2.0 million, which is included in other assets on the condensed consolidated balance sheet.

Note 7. Fair Value Measurements
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2020 and 2019.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2020	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (foreign currency exchange rate “FX”)	$383	$—	$383	$—
Derivative assets - freestanding instruments (FX)	20	—	20	—
Derivative assets - capped call derivatives	44,925	—	—	44,925
Convertible notes receivable	2,267	—	—	2,267
	$47,595	$—	$403	$47,192

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$78	$—	$78	$—
Derivative liabilities - freestanding instruments (interest rate swaps)	194	—	194	—
Derivative liabilities - freestanding instruments (FX)	1,601	—	1,601	—
Derivative liabilities - embedded exchange feature	71,501	—	—	71,501
Contingent consideration arrangements	85,120	—	—	85,120
	$158,494	$—	$1,873	$156,621

	Fair Value as of December 31, 2019	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (FX)	$535	$—	$535	$—
Derivative assets - freestanding instruments (FX)	26	—	26	—
	$561	$—	$561	$—

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$169	$—	$169	$—
Derivative liabilities - designated as cash flow hedges (interest rate swaps)	374	—	374	—
Derivative liabilities - freestanding instruments (FX)	3,137	—	3,137	—
Contingent consideration arrangements	137,349	—	—	137,349
	$141,029	$—	$3,680	$137,349

The following table provides a reconciliation of the beginning and ending balances of our recurring fair value measurements, using significant unobservable inputs (Level 3) (in thousands):

	Capped Call Derivative Asset	Embedded Exchange Feature Liability	Contingent Consideration Liability Arrangements	Convertible Notes Receivable
As of December 31, 2019	$—	$—	$137,349	$—
Additions	43,096	74,951	—	2,267
Payments (1)	—	—	(6,068)	—
Changes in fair value (2) (3) (4)	1,829	(3,450)	(46,034)	—
Effect of changes in foreign currency exchange rates	—	—	(127)	—
Total at June 30, 2020	44,925	71,501	85,120	2,267
Less current portion at June 30, 2020	—	—	13,884	—
Long-term portion at June 30, 2020	$44,925	$71,501	$71,236	$2,267
(1)During the six months ended June 30, 2020, we paid $5.0 million under the contingent consideration arrangement for the acquisition of CardiacAssist, Inc., doing business as TandemLife (“TandemLife”). Additionally, we made the final payments for the contingent consideration arrangements with the previous acquisitions of two distributors.
(2)The contingent consideration change in fair value during the six months ended June 30, 2020 is primarily due to a one-year delay in the projected achievement of a certain regulatory milestone and timing of sales-based earnout payments for ImThera Medical Inc. (“ImThera”), and the impact of an increase in discount rates utilized in the valuation of contingent consideration. Refer to the tables below for further information regarding the fair value measurements of contingent consideration.
(3)During the six months ended June 30, 2020, the contingent consideration change in fair value resulted in a decrease of $24.4 million and $21.6 million recorded to cost of sales - exclusive of amortization and research and development, respectively.
(4)Changes in the fair value of the embedded exchange feature derivative and capped call derivatives are recognized in foreign exchange and other losses in the condensed consolidated statements of income (loss).
Embedded Exchange Feature and Capped Call Derivatives
In June 2020, the Company issued $287.5 million in cash exchangeable senior notes and entered into related capped call transactions. The cash exchangeable senior notes include an embedded exchange option that is bifurcated from the cash exchangeable senior notes. Please refer to “Note 8. Financing Arrangements” for further details. The embedded exchange feature derivative is measured at fair value using a binomial lattice model and discounted cash flows that utilize observable and unobservable market data. The capped call derivative is measured at fair value using the Black-Scholes model utilizing observable and unobservable market data. These significant inputs include stock price, remaining contractual term, expected volatility, risk-free interest rate and expected dividend yield, as applicable.
The embedded exchange feature and capped call derivatives are classified as Level 3 as the Company uses stock price historical volatility and implied volatility from options traded to determine expected volatility which is an unobservable input that is significant to the valuation. In general, an increase in our stock price volatility would increase the fair value of the embedded exchange feature and capped call derivatives which would result in a net loss. An increase in our stock price would also increase the fair value of the derivatives and would result in a net loss. As time to expiration of the options decreases with passage of time, the fair value of the derivatives would decrease. The future impact on net income depends on how significant inputs such as stock price, stock price volatility and time to expiration of the options change in relation to other inputs.
The stock price volatility as of June 30, 2020 was 38%. As of June 30, 2020, a 10% lower volatility, holding other inputs constant, would result in approximate fair value for the embedded exchange feature derivative of $55.2 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $87.2 million. As of June 30, 2020, a 10% lower volatility, holding other inputs constant would result in approximate fair value for the capped call derivatives of $37.2 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $46.5 million.

Contingent Consideration Arrangements
The following table provides the fair value of our Level 3 contingent consideration arrangements by acquisition (in thousands):

	June 30, 2020	December 31, 2019
ImThera	$71,236	$113,503
TandemLife	9,136	17,311
Miami Instruments	4,748	5,338
Drilltex	—	294
Other	—	903
	$85,120	$137,349
The ImThera business combination involved contingent consideration arrangements composed of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnout is valued using projected sales from our internal strategic plan. Both arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of June 30, 2020:

ImThera Acquisition	Valuation Technique	Unobservable Input	Ranges
Regulatory milestone-based payment	Discounted cash flow	Discount rate	10.0%
		Probability of payment	85%
		Projected payment year	2024

Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	12.3%	-	12.5%
		Credit risk discount rate	10.1%	-	10.8%
		Revenue volatility	32.5%
		Probability of payment	85%
		Projected years of earnout	2025	-	2028
The TandemLife business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain regulatory milestones. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs as of June 30, 2020:

TandemLife Acquisition	Valuation Technique	Unobservable Input	Ranges
Regulatory milestone-based payments	Discounted cash flow	Discount rate	9.3%
		Probability of payments	70%	-	100%
		Projected payment years	2020	-	2021
The Miami Instruments business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain regulatory milestones. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs as of June 30, 2020:

Miami Instruments	Valuation Technique	Unobservable Input	Ranges
Regulatory milestone-based payments	Discounted cash flow	Discount rate	9.3%	-	9.4%
		Probability of payments	80%	-	95%
		Projected payment years	2020	-	2021

Note 8. Financing Arrangements
The carrying amount of our long-term debt as of June 30, 2020 and December 31, 2019 was as follows (in thousands, except interest rates):

	June 30, 2020	December 31, 2019	Maturity	Interest Rate
2020 Senior Secured Term Loan	$421,941	$—	June 2025	LIBOR (1% Floor)	+	6.50%
2020 Cash Exchangeable Senior Notes	206,119	—	December 2025	3.00%
Bank of America Merrill Lynch Banco Múltiplo S.A.	6,182	8,422	July 2021	6.70%
Mediocredito Italiano	5,578	6,222	December 2023	0.50%	-	2.94%
Bank of America, U.S.	2,029	2,004	January 2021	3.48%
2019 Debt Facility	—	184,275
2017 European Investment Bank	—	103,570
2014 European Investment Bank	—	28,053
Other	982	965
Total long-term facilities	642,831	333,511
Less current portion of long-term debt	3,642	73,181
Total long-term debt	$639,189	$260,330
Revolving Credit
The outstanding principal amount of our short-term unsecured revolving credit agreements and other agreements with various banks was $3.8 million and $4.2 million, at June 30, 2020 and December 31, 2019, respectively, with interest rates ranging from 3.21% to 7.70% and loan terms ranging from 1 day to 10 months, as of June 30, 2020.
2020 Senior Secured Term Loan
On June 10, 2020, we entered into a $450.0 million five-year senior secured term loan (the “Term Loan”) through our wholly owned subsidiary LivaNova USA Inc., with funds managed by affiliates of Ares Management Corporation, as administrative agent and collateral agent, resulting in cash proceeds of approximately $421.7 million, net of discounts and issuance costs. The obligations under the Term Loan are guaranteed on a senior secured basis by each of LivaNova’s existing and future wholly owned material subsidiaries, and are secured by a perfected first priority security interest in substantially all tangible and intangible assets of LivaNova and certain U.S. and UK subsidiaries of LivaNova, subject in each case to certain exceptions contained in the Term Loan. Borrowings under the Term Loan bear interest at a variable annual rate equal to the three-month LIBOR rate (subject to a 1% floor), plus an applicable margin of 6.5% per annum. The Term Loan will mature on June 30, 2025 and includes certain affirmative, negative and financial covenants. The financial covenants under the Term Loan state (i) the net revenue of LivaNova PLC, LivaNova USA, Inc. and any restricted subsidiaries on a consolidated basis shall not be lower than $700 million for each trailing 12 month period, such threshold to decrease pro rata (not below $550 million) upon prepayments of the Term Loan made by LivaNova USA, Inc. out of the proceeds of certain asset sales, and (ii) the total secured leverage ratio (as defined in the debt agreement) for LivaNova PLC, LivaNova USA, Inc. and any restricted subsidiaries on a consolidated basis shall not be greater than the applicable ratio set forth below:

Test Period	Total Secured Leverage Ratio
4 Quarters ending June 30, 2020 through each fiscal quarter thereafter until (and including) the fiscal quarter ending June 30, 2021	5.625	:	1.00
4 Quarters ending September 30, 2021 and ending each fiscal quarter thereafter	4.5	:	1.00
Debt discounts and issuance costs related to the Term Loan were approximately $28.2 million and included various legal, bank and accounting fees. Amortization of debt discount and issuance costs was $0.1 million for the three months ended June 30, 2020 and was included as part of interest expense on the condensed consolidated statement of income (loss).
2020 Cash Exchangeable Senior Notes
On June 17, 2020, our wholly-owned subsidiary, LivaNova USA, Inc., issued $287.5 million aggregate principal amount of 3.00% cash exchangeable senior notes (the “Notes”) by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The sale of the Notes resulted in approximately $278.2 million in net proceeds to the Company after deducting issuance costs. The Notes bear interest at a rate of 3.00% per year and interest will be payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The Notes mature on December 15, 2025 unless earlier exchanged, repurchased, or redeemed.
Debt discounts and issuance costs related to the Notes were approximately $81.8 million and included $75.0 million of discount attributable to the embedded exchange feature, discussed below, and $6.8 million of allocated issuance costs to the Notes related to legal, bank and accounting fees. Amortization of debt discount and issuance costs was $0.4 million for the three months ended June 30, 2020 and was included as part interest expense on the condensed consolidated statement of income (loss).
The Notes are exchangeable at the option of the holders only under certain circumstances and solely into cash in an amount based on the trading prices of LivaNova’s ordinary shares during a related observation period. The Notes are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the Notes is 16.3980 ordinary shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $60.98 per share. The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the Notes.
The Company may redeem the Notes at its option, on or after June 20, 2023, in whole or in part, if the last reported sale price per ordinary share has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Additionally, the Company may redeem the Notes at its option, prior to December 15, 2025, in whole but not in part, in connection with certain tax-related events.
Embedded Exchange Feature
The embedded exchange feature of the Notes requires bifurcation from the Notes and is accounted for as a derivative liability. The fair value of the Notes’ embedded exchange feature derivative at the time of issuance was $75.0 million and was recorded as debt discount on the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. The Notes’ embedded exchange feature derivative is carried on the condensed consolidated balance sheets at its estimated fair value and is adjusted at the end of each reporting period, with unrealized gain or loss reflected in the consolidated statements of income (loss). The fair value of the embedded exchange feature derivative liability was $71.5 million as of June 30, 2020. See “Note 7. Fair Value Measurements.”
Capped Call Transactions
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers of the Notes or their respective affiliates. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of LivaNova’s ordinary shares underlying the Notes and are expected generally to offset any cash payments the Company is required to make upon exchange of the Notes in excess of the principal amount thereof in the event that the market value per ordinary share, as measured under the capped call transactions, is greater than the strike price of the capped call transactions, with such offset being subject to an initial cap price of $100.00 per share. The aggregate cost of the capped calls derivative assets was $43.1 million. The capped call transactions expire on December 15, 2025 and must be settled in cash. The capped calls are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in the condensed consolidated statement of income (loss). The fair value of capped call derivative assets was $44.9 million as of June 30, 2020.
The current and non-current classification is evaluated at each balance sheet date and may change depending on whether any exchange conditions are met. As of June 30, 2020, no exchange conditions have been met and the Notes, embedded exchange feature derivative liability, and the capped call derivative assets are classified as non-current. Please refer to “Note 7. Fair Value Measurements” for details on the valuation of the embedded exchange feature derivative liability and capped call derivative assets.
Extinguishment of Debt
The Company used the net proceeds from the Term Loan, together with a portion of the net proceeds of the Notes, after fees, discounts, commissions and other expenses, to repay outstanding indebtedness under the Company’s 2017 European Investment Bank loan, 2014 European Investment Bank loan, Banca Nazionale del Lavoro S.p.A loan, and 2019 Debt Facility and related expenses. The Company repaid approximately $528.0 million in aggregate outstanding principal, accrued interest and associated fees, including breakage fees and legal fees. The Company recognized a loss on debt extinguishment of $1.4 million during the three and six months ended June 30, 2020. The loss on debt extinguishment was recognized in foreign exchange and other losses in the condensed consolidated statements of income (loss).
The remainder of the proceeds from the concurrent financing transactions were used to pay the cost of capped call transactions and for general corporate purposes.

Note 9. Derivatives and Risk Management
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations. In addition, due to certain loans with floating interest rates, we are also subject to the impact of changes in interest rates on our interest payments. We enter into FX derivative contracts to reduce the impact of foreign currency exchange rate fluctuations on earnings and cash flow. We are also exposed to equity price risk in connection with our Notes, including exchange and settlement provisions based on the price of our ordinary shares at exchange or maturity of the Notes. In addition, the capped call transactions associated with the Notes also include settlement provisions that are based on the price of our ordinary shares, subject to a capped price per share.
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
Freestanding FX Derivative Contracts
The gross notional amount of FX derivative contracts not designated as hedging instruments outstanding at June 30, 2020 and December 31, 2019 was $372.1 million and $338.0 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. We recorded net (losses) gains for these freestanding derivatives of $(1.2) million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $6.9 million and $4.7 million for the six months ended June 30, 2020 and 2019, respectively. These (losses) and gains are included in foreign exchange and other losses on our condensed consolidated statement of income (loss).
Counterparty Credit Risk
We are exposed to credit risk in the event of non-performance by the counterparties to our derivatives at maturity.
The two counterparties to the capped call transactions are financial institutions. To limit our credit risk, we selected financial institutions with a minimum long-term investment grade credit rating. Our exposure to the credit risk of the counterparties is not secured by any collateral. If a counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under the capped call transactions with that counterparty.
To manage credit risk with respect to our other derivatives, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market positions. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any transactions with the counterparty could be subject to early termination, which could result in substantial losses for the Company.

Cash Flow Hedges
The gross notional amounts of open derivative contracts designated as cash flow hedges at June 30, 2020 and December 31, 2019 were as follows (in thousands):

Description of Derivative Contract	June 30, 2020	December 31, 2019
FX derivative contracts to be exchanged for British Pounds	$8,369	$10,128
FX derivative contracts to be exchanged for Japanese Yen	17,177	25,342
FX derivative contracts to be exchanged for Euros	40,315	48,838
Interest rate swap contracts (1)	—	22,442
	$65,861	$106,750
(1)Interest rate swap contracts were de-designated upon the repayment of the 2014 European Investment Bank loan. Refer to “Note 8. Financing Arrangements.”
After-tax net loss associated with derivatives designated as cash flow hedges recorded in the ending balance of AOCI and the amount expected to be reclassified to earnings in the next twelve months are as follows (in thousands):

Description of Derivative Contract	After-Tax Net Gain in AOCI as of June 30, 2020	After-Tax Net Gain in AOCI as of Amount Expected to be Reclassified to Earnings in Next 12 Months
FX derivative contracts	$265	$265
Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in other comprehensive income (loss) (“OCI”) and the amount reclassified to earnings from AOCI were as follows (in thousands):

		Three Months Ended June 30,
		2020		2019
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Gains Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings	Gains Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other losses	$1,230	$520	$313	$489
FX derivative contracts	SG&A	—	(234)	—	(418)
Interest rate swap contracts	Interest expense	—	(85)	—	27
		$1,230	$201	$313	$98

		Six Months Ended June 30,
		2020		2019
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Losses Recognized in OCI	Losses Reclassified from AOCI to Earnings	Gains Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other losses	$(850)	$(85)	$1,622	$2,131
FX derivative contracts	SG&A	—	(325)	—	(728)
Interest rate swap contracts	Interest expense	—	(113)	—	14
		$(850)	$(523)	$1,622	$1,417

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
The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

June 30, 2020	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
FX derivative contracts	Prepaid expenses and other current assets	$383	Accrued liabilities	$78
Total derivatives designated as hedging instruments		383		78
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts			Accrued liabilities	194
FX derivative contracts	Prepaid expenses and other current assets	20	Accrued liabilities	1,601
Capped call derivatives	Other assets	44,925
Embedded exchange feature			Long-term derivative liability	71,501
Total derivatives not designated as hedging instruments		44,945		73,296
Total derivatives		$45,328		$73,374

December 31, 2019	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts			Accrued liabilities	$313
Interest rate swap contracts			Long-term derivative liability	61
FX derivative contracts	Prepaid expenses and other current assets	$148	Accrued liabilities	169
FX derivative contracts	Accrued liabilities	387
Total derivatives designated as hedging instruments		535		543
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Accrued liabilities	26	Accrued liabilities	3,104
FX derivative contracts			Prepaid expenses and other current assets	33
Total derivatives not designated as hedging instruments		26		3,137
Total derivatives		$561		$3,680
(1)For the classification of inputs used to evaluate the fair value of our derivatives, refer to “Note 7. Fair Value Measurements.”

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
On December 31, 2016, we recognized a liability for our product remediation plan related to our 3T device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally in November and December 2016, and furthermore, the cost associated with the plan was reasonably estimable. At June 30, 2020, the product remediation liability was $1.5 million. Refer to “Note 5. Product Remediation Liability” for additional information.
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
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of July 29, 2020, including the cases encompassed in the settlement framework described above that have not yet been dismissed, we are aware of approximately 85 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. This includes cases that have settled but have not yet been dismissed. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
At June 30, 2020, the provision for these matters was $49.0 million. While the amount accrued represents our best estimate, the actual liability for resolution of these matters may vary from our estimate.
The changes in the litigation provision liability during the six months ended June 30, 2020 are as follows (in thousands):

Litigation Provision Liability
Total litigation provision liability at December 31, 2019	$170,404
Payments	(122,170)
Adjustments	976
FX and other	(179)
Total litigation provision liability at June 30, 2020	49,031
Less current portion of litigation liability at June 30, 2020	37,420
Long-term portion of litigation provision liability at June 30, 2020	$11,611
Environmental Liability
Our subsidiary, Sorin S.p.A. (“Sorin”) was created as a result of a spin-off (the “Sorin spin-off”) from SNIA S.p.A. (“SNIA”) in January 2004. SNIA subsequently became insolvent and the Italian Ministry of the Environment and the Protection of Land and Sea (the “Italian Ministry of the Environment”), sought compensation from SNIA for remediation costs relating to the environmental damage at chemical sites previously operated by SNIA’s other subsidiaries.
In September 2011 and July 2014, the Bankruptcy Court of Udine and the Bankruptcy Court of Milan, respectively, held (in proceedings to which we are not parties) that the Italian Ministry of the Environment and other Italian government agencies (the “Public Administrations”) were not creditors of either SNIA or its subsidiaries in connection with their claims in the Italian insolvency proceedings. The Public Administrations appealed and in January 2016, the Court of Udine rejected the appeal. The

Public Administrations has appealed that decision to the Supreme Court. Meanwhile, the Bankruptcy Court of Milan’s decision has been appealed.
In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company. The Public Administrations intervened in the proceeding, with a claim for environmental damages of approximately $4 billion. On April 1, 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin approximately €292,000 (approximately $327,318 as of June 30, 2020) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal of Milan, and on March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the Sorin spin-off, an estimated €572.1 million (approximately $641.3 million as of June 30, 2020). Additionally the Court issued a separate order, staying the proceeding until a panel of three experts can assess the environmental damages, the costs of clean-up, and the costs that the Public Administrations has already borne for the clean-up of the sites to allow the Court to decide on the second claim of the Public Administration against LivaNova, (i.e., to refund the Public Administrations for the SNIA environmental liabilities). Both LivaNova and the Public Administrations have appealed the decision to the Italian Supreme Court (Corte di Cassazione).
We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Patent Litigation
On May 11, 2018, Neuro and Cardiac Technologies LLC (“NCT”), a non-practicing entity, filed a complaint in the United States District Court for the Southern District of Texas asserting that the VNS Therapy System, when used with the SenTiva Model 1000 generator, infringes the claims of U.S. Patent No. 7,076,307 owned by NCT. The complaint requests damages that include a royalty, costs, interest, and attorneys’ fees. On September 13, 2018, we petitioned the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (the “Patent Office”) for an inter partes review (“IPR”) of the validity of the ‘307 patent, and on May 18, 2020, the Patent Office issued a Final Written Decision determining that all challenged claims are unpatentable. NCT is appealing the Final Written Decision. On March 24, 2020, we were granted our request for an ex parte reexamination of the ‘307 patent, which is currently pending. The Court has stayed the litigation pending the outcome of the IPR appeal proceeding. We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
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
Tax Litigation
In a tax audit report received on October 30, 2009, the Regional Internal Revenue Office of Lombardy (the “Internal Revenue Office”) informed Sorin Group Italia S.r.l. that, among several issues, it was disallowing in part (for a total of €102.6 million (approximately $115.0 million as of June 30, 2020), related to tax years 2002 through 2006) a tax-deductible write down of the investment in the U.S. company, Cobe Cardiovascular Inc., which Sorin Group Italia S.r.l. recognized in 2002 and deducted in five equal installments, beginning in 2002. In December 2009, the Internal Revenue Office issued notices of assessment for 2004. In December 2010 and October 2011, the Internal Revenue Office issued notices of assessment for 2005 and 2006, respectively. We challenged all three notices of assessment (for 2004, 2005 and 2006) before the relevant Provincial Tax Courts.
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
The total amount of losses in dispute is €62.6 million (approximately $70.2 million as of June 30, 2020). We have continuously reassessed our potential exposure in these matters, taking into account the recent, and generally adverse, trend to Italian taxpayers in this type of litigation. Although we believe that our defensive arguments are strong, noting the adverse trend in some of the court decisions, we have recognized a reserve for an uncertain tax position for the full amount of the potential liability. On May 31, 2019, we filed an application to settle the litigation according to law N. 136/2018 and paid the required settlement balance of €1.9 million (approximately $2.1 million as of June 30, 2020). As per law N. 136/2018, the Italian Revenue Agency will review the settlement and decide to approve or reject the application by July 31, 2020. Until the settlement is approved by the Italian Revenue Agency, we will continue to reserve for the full amount of the potential liability, by recognizing a €15.5 million reserve for uncertain tax position (approximately $17.4 million as of June 30, 2020), net of the settlement payment.
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

Note 11. Stockholders’ Equity
The tables below present the condensed consolidated statement of stockholders’ equity as of and for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
March 31, 2020	49,414	$76,259	$1,739,873	$(1,090)	$(52,523)	$(369,811)	$1,392,708
Stock-based compensation plans	62	79	10,925	33	—	—	11,037
Net loss	—	—	—	—	—	(87,993)	(87,993)
Other comprehensive income	—	—	—	—	17,434	—	17,434
June 30, 2020	49,476	$76,338	$1,750,798	$(1,057)	$(35,089)	$(457,804)	$1,333,186

March 31, 2019	49,329	$76,151	$1,707,117	$(1,321)	$(28,713)	$(266,428)	$1,486,806
Stock-based compensation plans	51	66	10,103	29	—	—	10,198
Net loss	—	—	—	—	—	(29,215)	(29,215)
Other comprehensive income	—	—	—	—	15,539	—	15,539
June 30, 2019	49,380	$76,217	$1,717,220	$(1,292)	$(13,174)	$(295,643)	$1,483,328

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
December 31, 2019	49,411	$76,257	$1,734,870	$(1,263)	$(19,392)	$(406,755)	$1,383,717
Adoption of ASU No. 2016-13 (1)	—	—	—	—	—	(639)	(639)
Stock-based compensation plans	65	81	15,928	206	—	—	16,215
Net loss	—	—	—	—	—	(50,410)	(50,410)
Other comprehensive loss	—	—	—	—	(15,697)	—	(15,697)
June 30, 2020	49,476	$76,338	$1,750,798	$(1,057)	$(35,089)	$(457,804)	$1,333,186

December 31, 2018	49,323	$76,144	$1,705,111	$(1,462)	$(24,476)	$(251,579)	$1,503,738
Stock-based compensation plans	57	73	12,109	170	—	—	12,352
Net loss	—	—	—	—	—	(44,064)	(44,064)
Other comprehensive income	—	—	—	—	11,302	—	11,302
June 30, 2019	49,380	$76,217	$1,717,220	$(1,292)	$(13,174)	$(295,643)	$1,483,328
(1)Refer to “Note 17. New Accounting Pronouncements”
The table below presents the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income for the six months ended June 30, 2020 and 2019 (in thousands):

	Change in Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
December 31, 2019	$513	$(19,905)	$(19,392)
Other comprehensive loss before reclassifications, before tax	(850)	(15,449)	(16,299)
Tax benefit	204	—	204
Other comprehensive loss before reclassifications, net of tax	(646)	(15,449)	(16,095)
Reclassification of loss from accumulated other comprehensive loss, before tax	523	—	523
Reclassification of tax benefit	(125)	—	(125)
Reclassification of loss from accumulated other comprehensive loss, after tax	398	—	398
Net current-period other comprehensive loss, net of tax	(248)	(15,449)	(15,697)
June 30, 2020	$265	$(35,354)	$(35,089)

December 31, 2018	$(944)	$(23,532)	$(24,476)
Other comprehensive income before reclassifications, before tax	1,622	11,147	12,769
Tax expense	(390)	—	(390)
Other comprehensive income before reclassifications, net of tax	1,232	11,147	12,379
Reclassification of gain from accumulated other comprehensive loss, before tax	(1,417)	—	(1,417)
Reclassification of tax expense	340	—	340
Reclassification of gain from accumulated other comprehensive loss, after tax	(1,077)	—	(1,077)
Net current-period other comprehensive income, net of tax	155	11,147	11,302
June 30, 2019	$(789)	$(12,385)	$(13,174)
(1)Taxes are not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

Note 12. Stock-Based Incentive Plans
Stock-based incentive plans compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service-based restricted stock units (“RSUs”)	$4,250	$3,875	$8,728	$6,845
Service-based stock appreciation rights (“SARs”)	3,290	2,900	5,974	4,908
Market performance-based restricted stock units	1,035	838	1,931	1,389
Operating performance-based restricted stock units	1,149	798	1,844	1,769
Employee share purchase plan	267	313	557	685
Total stock-based compensation expense	$9,991	$8,724	$19,034	$15,596
During the six months ended June 30, 2020, we issued stock-based compensatory awards with terms approved by the Compensation Committee of our Board of Directors. The awards with service conditions generally vest ratably over four years, subject to forfeiture unless service conditions are met. Market performance-based awards cliff vest after three years subject to the rank of our total shareholder return for the three-year period ending December 31, 2022 relative to the total shareholder returns for a peer group of companies. Operating performance-based awards cliff vest after three years subject to the achievement of certain thresholds of cumulative adjusted free cash flow for the three year period ending December 31, 2022. Compensation expense related to awards granted during 2020 for the three and six months ended June 30, 2020 was $2.8 million and $3.2 million, respectively.
Stock-based compensation agreements issued during the six months ended June 30, 2020, representing potential shares and their weighted average grant date fair values by type follows (shares in thousands, fair value in dollars):

	Six Months Ended June 30, 2020
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	1,133	$15.73
Service-based RSUs	576	$44.36
Market performance-based RSUs	93	$39.83
Operating performance-based RSUs	93	$43.57

Note 13. Income Taxes
Our effective income tax rate from continuing operations for the three and six months ended June 30, 2020 was (306.0)% and (78.0)% compared with 17.3% and 22.4% for the three and six months ended June 30, 2019, respectively. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three months ended June 30, 2019, the change in the effective tax rate for the three months ended June 30, 2020 was primarily attributable to a $70.0 million valuation allowance for the U.K. net operating losses and attributes, as compared to the establishment of a valuation allowance for a portion of the U.S. federal and state net operating losses during the three months ended June 30, 2019. These valuation allowances are a result of cumulative losses and the current forecast, including the extended impact of COVID-19, that it is more likely than not that we will be unable to realize the related historical deferred tax assets.
Compared with the six months ended June 30, 2019, the change in the effective tax rate for the six months ended June 30, 2020 was primarily attributable to a $42.9 million realized discrete tax benefit related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) offset by the establishment of a $70.0 million valuation allowance for the U.K. net operating losses and attributes, as compared to a release of uncertain tax positions and other discrete tax items offset by the establishment of a valuation allowance for a portion of the U.S. federal and state net operating losses during the six months ended June 30, 2019.

We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in our financial statements. Tax benefits totaling $12.9 million were unrecognized as of June 30, 2020 and December 31, 2019. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $12.0 million.
We monitor income tax developments in countries where we conduct business. On March 27, 2020, the U.S. enacted the CARES Act which provided for a 5-year loss carryback for losses incurred in 2018-2020. We recorded a discrete tax benefit of $42.9 million to account for the effect of the CARES Act during the six months ended June 30, 2020. Further regulations and notices as well as state legislative changes addressing conformity to the CARES Act are still pending.

Note 14. Earnings Per Share
Reconciliation of the shares used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted weighted average shares outstanding (1)	48,611	48,342	48,548	48,295
(1)Excluded from the computation of diluted earnings per share were stock options, SARs and restricted share units totaling 4.2 million and 3.1 million for the three months ended June 30, 2020 and 2019, respectively, and 4.2 million and 3.2 million for the six months ended June 30, 2020 and 2019, respectively, because to include them would have been anti-dilutive under the treasury stock method.

Note 15. Geographic and Segment Information
We identify operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources, developing and executing our strategy, and assessing performance. We have two reportable segments: Cardiovascular and Neuromodulation.
The Cardiovascular segment generates its revenue from the development, production and sale of cardiopulmonary products, heart valves and related products and advanced circulatory support. Cardiopulmonary products include oxygenators, heart-lung machines, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories. Heart valves include mechanical heart valves, tissue heart valves, related repair products and minimally invasive surgical instruments. Advanced circulatory support includes temporary life support controllers and product kits that can include a combination of pumps, oxygenators, and cannulae.
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

We operate under three geographic regions: U.S., Europe, and Rest of World. The table below presents net sales by operating segment and geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cardiopulmonary
United States	$25,816	$41,403	$62,674	$80,526
Europe	23,294	34,320	57,528	69,881
Rest of World	51,946	54,856	97,221	101,742
	101,056	130,579	217,423	252,149
Heart Valves
United States	2,488	4,678	5,861	9,034
Europe	5,348	10,672	14,877	21,185
Rest of World	9,630	18,001	21,939	28,805
	17,466	33,351	42,677	59,024
Advanced Circulatory Support
United States	5,668	7,944	15,744	15,977
Europe	303	192	673	311
Rest of World	42	178	87	274
	6,013	8,314	16,504	16,562
Cardiovascular
United States	33,972	54,025	84,279	105,537
Europe	28,945	45,184	73,078	91,377
Rest of World	61,618	73,035	119,247	130,821
	124,535	172,244	276,604	327,735
Neuromodulation
United States	44,215	80,551	117,491	157,437
Europe	6,416	12,996	16,999	23,655
Rest of World	6,581	10,722	12,379	17,826
	57,212	104,269	146,869	198,918
Other	459	656	1,130	1,317
Totals
United States	78,187	134,576	201,770	262,974
Europe (1)	35,361	58,180	90,077	115,032
Rest of World	68,658	84,413	132,756	149,964
Total (2)	$182,206	$277,169	$424,603	$527,970
(1)Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in Rest of World.
(2)No single customer represented over 10% of our consolidated net sales. No country’s net sales exceeded 10% of our consolidated sales except for the U.S.

The table below presents a reconciliation of segment (loss) income from continuing operations to consolidated loss from continuing operations before tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cardiovascular	$(9,407)	$10,120	$(726)	$11,109
Neuromodulation	27,282	619	61,140	22,250
Other	(20,876)	(25,677)	(47,486)	(53,976)
Total reportable segment (loss) income from continuing operations	(3,001)	(14,938)	12,928	(20,617)
Merger and integration expenses	2,048	4,378	5,522	7,629
Restructuring expenses	794	1,332	2,374	3,865
Amortization of intangibles	9,394	9,228	19,661	18,544
Operating loss from continuing operations	(15,237)	(29,876)	(14,629)	(50,655)
Interest income	287	224	435	473
Interest expense	(5,715)	(4,054)	(10,564)	(5,716)
Foreign exchange and other losses	(999)	(1,851)	(2,913)	(1,122)
Loss from continuing operations before tax	$(21,664)	$(35,557)	$(27,671)	$(57,020)
Assets by segment are as follows (in thousands):

	June 30, 2020	December 31, 2019
Cardiovascular	$1,428,992	$1,546,520
Neuromodulation	655,611	749,069
Other	418,060	116,208
Total assets	$2,502,663	$2,411,797
Capital expenditures by segment are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cardiovascular	$5,445	$4,835	$10,737	$8,386
Neuromodulation	836	127	6,075	530
Other	364	951	2,207	1,880
Total	$6,645	$5,913	$19,019	$10,796
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2020 were as follows (in thousands):

	Neuromodulation	Cardiovascular	Total
December 31, 2019	$398,754	$517,040	$915,794
Foreign currency adjustments	—	(13,590)	(13,590)
June 30, 2020	$398,754	$503,450	$902,204
Property, plant and equipment, net by geography are as follows (in thousands):

	June 30, 2020	December 31, 2019
United States	$64,628	$61,410
Europe	112,103	110,270
Rest of World	8,939	9,674
Total	$185,670	$181,354

Note 16. Supplemental Financial Information
Inventories, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$47,384	$45,225
Work-in-process	17,810	14,581
Finished goods	112,052	104,348
	$177,246	$164,154
Inventories are reported net of the provision for obsolescence. This provision, which reflects normal obsolescence and includes components that are phased out or expired, totaled $13.6 million and $12.7 million at June 30, 2020 and December 31, 2019, respectively.
Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Legal and administrative costs	$14,069	$11,066
Contingent consideration (1)	13,884	22,953
Operating lease liabilities	11,135	11,110
Contract liabilities	9,432	6,728
Research and development costs	5,401	5,160
Provisions for agents, returns and other	3,729	3,922
Derivative contract liabilities (2)	1,873	3,173
Restructuring related liabilities (3)	1,808	4,315
Product remediation (4)	1,533	3,251
CRM purchase price adjustment payable to MicroPort Scientific Corporation	—	14,891
Other accrued expenses	34,374	33,531
	$97,238	$120,100
(1)Refer to “Note 7. Fair Value Measurements”
(2)Refer to “ Note 9. Derivatives and Risk Management”
(3)Refer to “Note 4. Restructuring”
(4)Refer to “Note 5. Product Remediation Liability”
As of June 30, 2020 and December 31, 2019, contract liabilities of $11.2 million and $8.6 million, respectively, are included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes which appear elsewhere in this document and with our 2019 Form 10-K. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our 2019 Form 10-K, as updated and supplemented by our Quarterly Reports on Form 10-Q, including in Part 2, Item 1A and elsewhere in this Quarterly Report on Form 10-Q.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.

COVID-19
Due to the COVID-19 pandemic, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers have diverted medical resources and priorities towards the treatment of COVID-19. In addition, public health bodies have delayed elective procedures during the COVID-19 pandemic, which has negatively impacted the usage of our products, including the number of Neuromodulation procedures. Further, some people are avoiding seeking treatment for non-COVID-19 emergency procedures, which has also negatively impacted the demand for our products.
While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, our sales and operating results for the second quarter of 2020 were materially adversely impacted. We are beginning to see signs of stabilization in certain geographies as elective surgeries resume and expect this trend to continue on a global basis during the second half of 2020. We expect elective procedure recovery rates to vary by country, and to be impacted by COVID-19 case volumes, hospital occupancy and staffing levels, patient’s willingness to re-book previously deferred procedures, travel restrictions, transportation limitations, quarantine restrictions, economic uncertainty and potential COVID-19 resurgence. Further cancellations or delays could materially adversely impact our business, results of operations and overall financial performance.
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
Further as a result of the impact of COVID-19, during the second quarter of 2020 the majority of our RECOVER clinical study sites and their corresponding surgical centers were completely closed. As a result of this, there were few new implants in our RECOVER clinical study during the quarter. Implants are expected to slowly return during the third quarter of 2020 as study sites and surgical centers reopen and resume more fully in the fourth quarter of 2020. We believe that new implants will continue to increase into 2021. In the current COVID-19 environment, we are remotely collaborating with study sites to continue certain activities that maintain engagement, including activating more sites for enrollment and also, identifying and consenting patients at existing sites. Additionally, we continue to perform follow-up visits for all patients who have been enrolled and implanted to date.
Additionally, our ANTHEM-HFrEF U.S. pivotal trial was temporarily paused in March due to COVID-19 after enrolling just over 200 patients. During the quarter, the team was able to re-initiate enrollment in more than half of the sites. We continue to focus on remote engagement to support patients, physicians, and sites.
We have taken numerous steps, and will continue to take further actions, in our approach to addressing the COVID-19 pandemic. We have successfully implemented our business continuity plans, and our management team is responding to changes in our environment quickly and effectively. We have not closed any of our manufacturing plants. Additionally, the supply of raw materials and the distribution of finished products remain operational with no known or foreseen constraints. As a result of the COVID-19 pandemic, we instructed employees at many of our facilities across the globe to work from home on a temporary basis and have implemented travel restrictions. We have incurred additional expenses in connection with our response to the COVID-19 pandemic, including manufacturing inefficiencies and costs related to enabling our employees to support our customers while working remotely.
We believe that implementing cost reduction efforts will help us mitigate the impact that reduced revenues may have on our fiscal 2020 operating income. We are reducing expenses by evaluating projects and initiatives critical to meet the current needs of the Company, protecting strategic priorities for future growth, reducing discretionary spending and tightening management of personnel costs.
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

Cardiovascular
Our Cardiovascular segment is engaged in the development, production and sale of cardiopulmonary products, heart valves and advanced circulatory support products. Cardiopulmonary products include oxygenators, heart-lung machines, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories. Heart valves include mechanical heart valves, tissue heart valves, related repair products and minimally invasive surgical instruments. Advanced circulatory support includes temporary life support controllers and product kits that can include a combination of pumps, oxygenators, and cannulae.
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
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of July 29, 2020, including the cases encompassed in the settlement framework described above that have not yet been dismissed, we are aware of approximately 85 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. This includes cases that have settled but have not yet been dismissed. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
At June 30, 2020, the provision for these matters was $49.0 million. While the amount accrued represents our best estimate, the actual liability for resolution of these matters may vary from our estimate.

Cardiopulmonary
In April 2020, the U.S. Food and Drug Administration issued temporary guidance that permitted several of our cardiopulmonary products to be used for Extracorporeal Membrane Oxygenation (“ECMO”) therapy greater than six hours to temporarily expand the availability of devices to address the COVID-19 pandemic. Product indications for use have been modified accordingly for many products within our Cardiopulmonary and Advanced Circulatory Support portfolios.
Also in April 2020, our Bi-Flow ECMO cannula received CE Mark for ECMO procedures where femoral artery cannulation can be applied. Bi-Flow previously received CE Mark in 2019 for cardiac surgery procedures requiring femoral artery cannulation. Now validated for up to 29 days of use, Bi-Flow ECMO is designed to reduce the risk of limb ischemia for patients receiving ECMO.
Heart Valves
In July 2020, we announced that the advanced Perceval Plus sutureless surgical aortic heart valve is available for commercial release in Europe, having successfully completed a one-year limited launch with initial real-world clinical data gathering. Building on the clinically proven experience with Perceval, this next-generation valve facilitates minimally invasive cardiac surgery and makes sutureless aortic valve replacement available to a wide patient population. Key innovations with Perceval Plus include the anticalcification treatment for valve durability, along with design changes intended to improve patient outcomes.

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
In March 2020, our VNS Therapy System, Symmetry received CE mark approval for DTD, and our first two patients outside the U.S. to receive Symmetry were implanted shortly thereafter.

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

Other
Brexit
On January 31, 2020, the UK departed from the EU (in a move commonly referred to as “Brexit”), and the UK will now enter a transition period that is scheduled to end on December 31, 2020. During the transition period, the UK will cease to be an EU member but the trading relationship will remain the same under the EU's rules. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the EU markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for medical device companies and increased restrictions on imports and exports throughout Europe. This could adversely affect our ability to conduct and expand our operations in Europe and may have an adverse effect on our business, financial condition and results of operations.
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

Results of Operations
The following table summarizes our condensed consolidated results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$182,206	$277,169	$424,603	$527,970
Costs and expenses:
Cost of sales - exclusive of amortization	56,762	74,942	125,685	159,196
Product remediation	4,269	5,113	5,735	8,060
Selling, general and administrative	98,048	127,213	218,225	252,917
Research and development	25,152	34,544	61,054	78,119
Merger and integration expenses	2,048	4,378	5,522	7,629
Restructuring expenses	794	1,332	2,374	3,865
Impairment of intangible assets	—	50,295	—	50,295
Amortization of intangibles	9,394	9,228	19,661	18,544
Litigation provision, net	976	—	976	—
Operating loss from continuing operations	(15,237)	(29,876)	(14,629)	(50,655)
Interest income	287	224	435	473
Interest expense	(5,715)	(4,054)	(10,564)	(5,716)
Foreign exchange and other losses	(999)	(1,851)	(2,913)	(1,122)
Loss from continuing operations before tax	(21,664)	(35,557)	(27,671)	(57,020)
Income tax expense (benefit)	66,285	(6,164)	21,571	(12,778)
Losses from equity method investments	(44)	—	(173)	—
Net loss from continuing operations	(87,993)	(29,393)	(49,415)	(44,242)
Net income (loss) from discontinued operations, net of tax	—	178	(995)	178
Net loss	$(87,993)	$(29,215)	$(50,410)	$(44,064)

Net Sales
The table below presents net sales by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Cardiopulmonary
United States	$25,816	$41,403	(37.6)%	$62,674	$80,526	(22.2)%
Europe	23,294	34,320	(32.1)%	57,528	69,881	(17.7)%
Rest of World	51,946	54,856	(5.3)%	97,221	101,742	(4.4)%
	101,056	130,579	(22.6)%	217,423	252,149	(13.8)%
Heart Valves
United States	2,488	4,678	(46.8)%	5,861	9,034	(35.1)%
Europe	5,348	10,672	(49.9)%	14,877	21,185	(29.8)%
Rest of World	9,630	18,001	(46.5)%	21,939	28,805	(23.8)%
	17,466	33,351	(47.6)%	42,677	59,024	(27.7)%
Advanced Circulatory Support
United States	5,668	7,944	(28.7)%	15,744	15,977	(1.5)%
Europe	303	192	57.8%	673	311	116.4%
Rest of World	42	178	(76.4)%	87	274	(68.2)%
	6,013	8,314	(27.7)%	16,504	16,562	(0.4)%
Cardiovascular
United States	33,972	54,025	(37.1)%	84,279	105,537	(20.1)%
Europe	28,945	45,184	(35.9)%	73,078	91,377	(20.0)%
Rest of World	61,618	73,035	(15.6)%	119,247	130,821	(8.8)%
	124,535	172,244	(27.7)%	276,604	327,735	(15.6)%
Neuromodulation
United States	44,215	80,551	(45.1)%	117,491	157,437	(25.4)%
Europe	6,416	12,996	(50.6)%	16,999	23,655	(28.1)%
Rest of World	6,581	10,722	(38.6)%	12,379	17,826	(30.6)%
	57,212	104,269	(45.1)%	146,869	198,918	(26.2)%
Other	459	656	(30.0)%	1,130	1,317	(14.2)%
Totals
United States	78,187	134,576	(41.9)%	201,770	262,974	(23.3)%
Europe (1)	35,361	58,180	(39.2)%	90,077	115,032	(21.7)%
Rest of World	68,658	84,413	(18.7)%	132,756	149,964	(11.5)%
Total	$182,206	$277,169	(34.3)%	$424,603	$527,970	(19.6)%
(1)Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in “Rest of World.”

The table below presents segment (loss) income from continuing operations (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Cardiovascular	$(9,407)	$10,120	(193.0)%	$(726)	$11,109	(106.5)%
Neuromodulation	27,282	619	4,307.4%	61,140	22,250	174.8%
Other	(20,876)	(25,677)	(18.7)%	(47,486)	(53,976)	(12.0)%
Total reportable segment (loss) income from continuing operations (1)	$(3,001)	$(14,938)	(79.9)%	$12,928	$(20,617)	(162.7)%
(1)For a reconciliation of segment (loss) income from continuing operations to loss from continuing operations before tax refer to “Note 15. Geographic and Segment Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cardiovascular
Cardiovascular net sales for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 decreased 27.7% and 15.6%, respectively, largely due to the impact of COVID-19. The decline in net sales for the three and six month periods were due to declines in Cardiopulmonary sales of 22.6% and 13.8%. Cardiopulmonary sales of $101.1 million and $217.4 million for the three and six months ended June 30, 2020 were negatively impacted by declines in HLM and oxygenator sales and the impacts of foreign currency. HLM sales were negatively impacted due to COVID-19 impacts on hospital budgets for capital equipment, while Oxygenator sales were negatively impacted by a decline of non-emergent cardiac surgery procedures globally. Heart Valves sales of $17.5 million and $42.7 million for the three and six months ended June 30, 2020 declined by $15.9 million and $16.3 million, respectively, primarily due to declines in sales of Perceval and other tissue valves. Advanced Circulatory Support sales of $6.0 million for the three months ended June 30, 2020 were negatively impacted as customers delayed purchases anticipating the launch of the LifeSPARC system in the U.S during the third quarter of 2020.
Cardiovascular operating income for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 decreased primarily related to a decline in net sales, as discussed above, partially offset by a decrease in 3T legal expenses.
Neuromodulation
Neuromodulation net sales for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 decreased 45.1% and 26.2%, respectively. The decrease in net sales for the three and six months ended June 30, 2020 was primarily due to declines in implants globally as patients and physicians delayed implant procedures due to COVID-19.
Neuromodulation operating income for the three and six months ended June 30, 2020 increased compared to the three and six months ended June 30, 2019 due to a net reduction in the fair value of the contingent consideration liability associated with our obstructive sleep apnea business and a $50.3 million impairment of an IPR&D asset during the three and six months ended June 30, 2019, partially offset by overall declines in net sales.
Cost of Sales and Expenses
The table below presents our comparative cost of sales and significant expenses as a percentage of sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Cost of sales - exclusive of amortization	31.2%	27.0%	4.2%	29.6%	30.2%	(0.6)%
Product remediation	2.3%	1.8%	0.5%	1.4%	1.5%	(0.1)%
Selling, general and administrative	53.8%	45.9%	7.9%	51.4%	47.9%	3.5%
Research and development	13.8%	12.5%	1.3%	14.4%	14.8%	(0.4)%
Merger and integration expenses	1.1%	1.6%	(0.5)%	1.3%	1.4%	(0.1)%
Restructuring expenses	0.4%	0.5%	(0.1)%	0.6%	0.7%	(0.1)%
Impairment of intangible assets	—%	18.1%	(18.1)%	—%	9.5%	(9.5)%
Amortization of intangibles	5.2%	3.3%	1.9%	4.6%	3.5%	1.1%
Litigation provision, net	0.5%	—%	0.5%	0.2%	—%	0.2%

Cost of Sales - Exclusive of Amortization
Cost of sales consisted primarily of direct labor, allocated manufacturing overhead and the acquisition cost of raw materials and components. Cost of sales as a percentage of net sales for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 increased primarily due to product mix and unfavorable manufacturing variances due to the decline in demand resulting from COVID-19, partially offset by a decrease in cost of sales resulting from the net impact of the change in fair value of sales-based contingent consideration arrangements of $3.9 million.
Selling, General and Administrative
SG&A expenses consisted of sales, marketing, general and administrative activities. SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 increased primarily due to a decline in net sales, partially offset by a decline in 3T legal expenses and cost containment actions.
Research and Development (“R&D”) Expenses
R&D expenses consist of product design and development efforts, clinical study programs and regulatory activities, which are essential to our strategic portfolio initiatives, including DTD, obstructive sleep apnea and heart failure. R&D expenses as a percentage of net sales for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 increased primarily due to a decline in net sales, partially offset by a decrease in R&D expense associated with TMVR of $4.9 million, as well as a decrease in R&D expense resulting from the net impact of changes in fair value of milestone-based contingent consideration arrangements of $4.5 million and the impact of COVID-19 on our clinical studies.
Impairment of Intangible Assets
During the second quarter of 2019, we determined that LivaNova would experience a delay in the estimated commercialization date of the Company’s obstructive sleep apnea product currently under development. This delay constituted a triggering event that required an impairment evaluation of the IPR&D asset arising from the ImThera acquisition. Based on the assessment performed, we determined that the IPR&D asset was impaired and as a result, recorded an impairment of $50.3 million, which is included in our Neuromodulation segment.
Amortization of Intangibles
Amortization of intangible assets consists primarily of the amortization of finite-lived intangible assets, primarily intellectual property and customer relationships. Amortization of intangibles increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to reclassifying the Advanced Circulatory Support IPR&D asset to developed technology upon receiving FDA approval of the LifeSPARC system during the third quarter of 2019 and commencing amortization.
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
Our effective income tax rate from continuing operations for the three and six months ended June 30, 2020 was (306.0)% and (78.0)% compared with 17.3% and 22.4% for the three and six months ended June 30, 2019, respectively. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three months ended June 30, 2019, the change in the effective tax rate for the three months ended June 30, 2020 was primarily attributable to a $70.0 million valuation allowance for the U.K. net operating losses and attributes, as compared to the establishment of a valuation allowance for a portion of the U.S. federal and state net operating losses during the three months ended June 30, 2019. These valuation allowances are a result of cumulative losses and the current forecast, including the extended impact of COVID-19, that it is more likely than not that we will be unable to realize the related historical deferred tax assets.
Compared with the six months ended June 30, 2019, the change in the effective tax rate for the six months ended June 30, 2020 was primarily attributable to a $42.9 million realized discrete tax benefit related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) offset by the establishment of a $70.0 million valuation allowance for the U.K. net operating losses and attributes, as compared to a release of uncertain tax positions and other discrete tax items offset by the establishment of a valuation allowance for a portion of the U.S. federal and state net operating losses during the six months ended June 30, 2019.
We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in our financial statements. Tax benefits totaling $12.9 million were unrecognized as of June 30, 2020 and December 31, 2019. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $12.0 million.
We monitor income tax developments in countries where we conduct business. On March 27, 2020, the U.S. enacted the CARES Act which provided for a 5-year loss carryback for losses incurred in 2018-2020. We recorded a discrete tax benefit of $42.9 million to account for the effect of the CARES Act. Further regulations and notices as well as state legislative changes addressing conformity to the CARES Act are still pending.

Liquidity and Capital Resources
In June 2020, we raised combined net proceeds of $699.9 million from our Term Loan and Notes borrowings. Additionally, we utilized the combined net proceeds to repay $525.4 million of aggregate outstanding principal. Refer to “Note 8. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt and debt transactions. As of June 30, 2020, our cash and cash equivalents was $232.5 million.
Based on our current business plan, we believe that our existing cash and cash equivalents, future cash generated from operations and borrowing under our current debt facilities will be sufficient to fund our expected operating needs, working capital requirements, R&D opportunities, capital expenditures, and debt service requirements over the twelve-month period beginning from the issuance date of these condensed consolidated financial statements. Our liquidity could be adversely impacted by the factors affecting future operating results, including those referred to in “Part II, Item 1A. Risk Factors” in the 2019 Form 10-K as supplemented by the factors referred to in “Part II, Item 1A, Risk Factors” in our Quarterly Reports on Form 10-Q.
  No provision has been made for income taxes on unremitted earnings of our foreign controlled subsidiaries (non-UK subsidiaries) as of June 30, 2020. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries or certain other transactions, we may be liable for income taxes. However, the tax liability on future distributions should not be significant as most jurisdictions with unremitted earnings have various participation exemptions or no withholding tax.
Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating activities	$(125,064)	$(17,421)
Investing activities	(22,666)	(22,454)
Financing activities	319,697	37,057
Effect of exchange rate changes on cash and cash equivalents	(555)	125
Net increase (decrease) in cash and cash equivalents	$171,412	$(2,693)
Operating Activities
Cash used in operating activities during the six months ended June 30, 2020 increased by $107.6 million as compared to the same prior-year period. The increase is primarily due to $122.2 million in 3T litigation settlement payments made during the six months ended June 30, 2020.

Investing Activities
Cash used in investing activities during the six months ended June 30, 2020 increased $0.2 million as compared to the same prior-year period. The increase is primarily due to an increase in purchases of property, plant and equipment of $7.2 million and the purchase of an investment and loans to investees totaling $5.4 million, partially offset by $10.8 million in cash paid for acquisitions in 2019.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2020 increased $282.6 million as compared to the same prior-year period. The increase is primarily due to an increase in net borrowings and associated costs of $345.7 million, offset by the purchase of a capped call associated with our Notes of $43.1 million and a closing adjustment payment for the sale of our former CRM business of $14.9 million.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements.
Contractual Obligations
Except for the financing transactions discussed in “Note 8. Financing Arrangements,” we had no material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates, equity price risk, interest rate risks and concentration of procurement suppliers that could adversely affect our consolidated financial position, results of operations or cash flows. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in this Quarterly Report on Form 10-Q in “Part I, Note 9. Derivatives and Risk Management,” “Part I, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Part II, Item 1A. Risk Factors,” and in our 2019 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A. Risk Factors.” There have been no material changes from the information provided therein.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.
(b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 10. Commitments and Contingencies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2019 Annual Report on Form 10-K or in Part II Item 1A in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, except as noted below. Those risk factors disclosed in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.
Risks Related to COVID-19
COVID-19 has had, and we expect will continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of which are uncertain and unpredictable.
The continuing global spread of COVID-19, including corresponding preventative and precautionary measures that we and other businesses, communities and governments are taking to mitigate the spread of the disease, has led to unprecedented restrictions on, disruptions in, and other related impacts on business. In addition to travel restrictions put in place in early 2020, countries, states and governments may continue to close borders, impose prolonged quarantines or other restrictions and requirements on travel, and further limit our ability to conduct business in-person as we did prior to COVID-19.
Per “Recent Developments Regarding COVID-19” within “Note 1. Unaudited Condensed Consolidated Financial Statements” and “COVID-19” under “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” our sales and operating results for the second quarter of 2020 were materially adversely impacted. While we are beginning to see signs of stabilization in certain geographies as elective surgeries resume and expect this trend to continue on a global basis during the second half of 2020, recovery rates vary and the ultimate health and economic impact of COVID-19 is uncertain. In certain geographies, hospital systems continue to prioritize treatment of COVID-19 patients and otherwise comply with government guidelines, thereby resulting in the suspension or cancellation of elective medical procedures, which has caused a reduction in sales of these products. To the extent individuals and hospital systems continue to de-prioritize, delay or cancel these procedures, or if unemployment or loss of insurance coverage adversely impacts an individual’s ability to pay for our products and services, our business, cash flows, financial condition and results of operations would continue to be negatively affected. Further, the COVID-19 pandemic is straining hospital systems around the world, resulting in adverse financial impacts to those systems that could result in reduced future expenditures for our products. Clinical trials generally have paused or slowed enrollment due to facility closures and governmental restrictions, which will delay enrollment and timelines.
As we noted in “COVID-19” under “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” we have not closed any of our manufacturing plants. Additionally, the supply of raw materials and the distribution of finished products remain operational with no known or foreseen constraints. Regardless, there can be no assurance that any of our facilities will not need to shut down in the future, or that the supply of components, raw materials, and services may be interrupted or insufficient as a direct result of the COVID-19 outbreak. Any disruption of our operations or those of our suppliers could impact our sales and operating results.
In addition, COVID-19 has impacted and may further impact the global economy and capital markets, including by negatively impacting demand for our products, foreign currency exchange rates, and interest rates, each of which may adversely impact our business. We could experience loss of sales and profits due to delayed payments or insolvency of healthcare professionals, hospitals and other customers, suppliers and vendors facing liquidity issues. As a result, we may be compelled to take additional measures to preserve our cash flow.
Finally, COVID-19 could adversely impact our ability to retain key employees and the continued service and availability of skilled personnel necessary to run our productions and operations, including our executive officers and other members of our management team, as well as the ability of our third-party suppliers, manufacturers, distributors and vendors to retain their key employees. To the extent our management or other personnel are impacted in significant numbers by COVID-19 and are not available to perform their job duties, we could experience delays in, or the suspension of, our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions.
While the impact of COVID-19 has had, and we expect it to continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of such impact is uncertain and unpredictable. For more information on the impact of COVID-19 on the Company and LivaNova’s mitigation measures, please refer to “Recent Developments Regarding COVID-19” within “Note 1. Unaudited Condensed Consolidated Financial Statements,” “COVID-19” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 1A to our 2019 Annual Report on Form 10-K, and Part II, Item 1A in our Quarterly Reports on Form 10-Q.
Risks Related to our Term Loan and Notes
Paying amounts due in cash in respect of our outstanding Term Loan and Notes on interest payment dates, at maturity and upon exchange thereof will require a cash payment. We may not have sufficient cash flow from our business to pay when due, or raise the funds necessary to pay when due, amounts owed in respect of the Notes and Term Loan, which could adversely affect our business and results of operations.
The ability to make scheduled payments of interest on, and principal of, to satisfy exchanges for cash in respect of, and/or to refinance, our outstanding Notes and Term Loan depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate enough cash flow to make payments on the Notes and Term Loan when due, we may be required to adopt one or more alternatives, such as selling assets or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes and Term Loan, which we may need to do in order to satisfy our obligations thereunder, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes and Term Loan.
The holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes (the “Indenture”)) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon repurchase of the Notes, we will be required to make cash payments in respect of the Notes being repurchased. In addition, upon a holder’s exchange of the Notes for cash in accordance with the terms of the Indenture, we would be required to make cash payments in respect of the Notes being exchanged in the manner set forth in the Indenture. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of, or exchange of, the Notes for cash. Our failure to repurchase the Notes or exchange the Notes for cash at a time when the repurchase or exchange is required by the Indenture governing the Notes would constitute a default under such Indenture.
In addition, our indebtedness on the Notes and Term Loan, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•Make us more vulnerable to adverse changes in government regulation and in the worldwide economic, industry and competitive environment;
•Limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•Place us at a disadvantage compared to our competitors who have less debt;
•Limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes; and
•Make an acquisition of the Company less attractive or more difficult.
Any of these factors could harm our business, results of operations and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to repay our indebtedness on the Notes and Term Loan would increase.
The conditional exchange features of the Notes and contingent embedded features of the Term Loan, when triggered, may adversely affect our liquidity and operating results.
If the conditional exchange feature of the Notes is triggered, holders of Notes are entitled to exchange the Notes at any time during specified periods, at their option. If holders elect to exchange their Notes during future periods following the satisfaction of an exchange condition, we would be required to settle our exchange obligation through the payment of cash, which could adversely affect our liquidity. In addition, if the contingent embedded features of the Term Loan are triggered, or if the Notes become redeemable due to the satisfaction of an exchange condition, then we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amounts as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The accounting for the Notes will result in LivaNova having to recognize interest expense significantly greater than the stated interest rates of the Notes and may result in volatility to our reported financial results, which could adversely affect the price at which our ordinary shares trade.
We will settle exchanges of the Notes entirely in cash. Accordingly, the exchange feature that is part of the Notes is accounted for as a derivative pursuant to accounting standards relating to derivative instruments. This resulted in an initial valuation of the exchange feature, which was bifurcated from the debt component of the Notes, resulting in an original issue discount. The original issue discount is amortized and recognized as a component of interest expense over the term of the Notes, which results in an effective interest rate reported in our consolidated statements of operations in excess of the stated interest rate of the Notes. Although this accounting treatment does not affect the amount of cash interest paid to holders of the Notes or our cash flows, it reduces our earnings and could adversely affect the price at which our ordinary shares trade.
Additionally, for each financial statement period after issuance of the Notes, a derivative gain or loss is and will be reported in our consolidated statements of income (loss) to the extent the valuation of the exchange feature changes from the previous period. The capped call transactions described below and elsewhere in this quarterly report are also accounted for as derivative instruments. The valuation of the exchange feature of the Notes and capped call transactions utilizes significant observable and unobservable market inputs, including stock price, stock price volatility, risk-free interest rate, and time to expiration of the Notes. The change of inputs at period end from the previous period may result in a material change of the valuation and the gain or loss resulting from the exchange feature of the Notes and capped call transactions may not completely offset each other. As such, there may be a material net impact to our consolidated statements of operations, which could adversely affect the price at which our ordinary shares trade.
The arbitrage or hedging strategy by purchasers of the Notes and Option Counterparties in connection with our capped call transactions may affect the value of our ordinary shares.
We expect that many investors in, and potential purchasers of the Notes will employ, or seek to employ, an arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short our ordinary shares underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our ordinary shares in lieu of or in addition to selling short our ordinary shares. This activity could decrease (or reduce the size of any increase in) the market price of our ordinary shares at that time.
In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain financial institutions (the “Option Counterparties”). The capped call transactions are expected generally to offset cash payments due upon exchange of the Notes in excess of the principal amount thereof in the event that the market value per ordinary share of the Company is at the time of exchange of the Notes greater than the strike price under the capped call transactions, with such offset subject to a cap based on the cap price. We believe the Option Counterparties, in connection with establishing their initial hedges of the capped call transactions, purchased our ordinary shares and/or entered into various derivative transactions with respect to our ordinary shares concurrently with or shortly after the pricing of the Notes. The Option Counterparties may modify these initial hedge positions by entering into or unwinding various derivatives with respect to our ordinary shares and/or purchasing or selling our ordinary shares or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to an exchange of the Notes or upon a repurchase or redemption of the Notes). This activity could cause an increase or decrease in the market price of our ordinary shares at that time.

We are subject to counterparty risk with respect to the capped call transactions.
The Option Counterparties are financial institutions, and we are subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the Option Counterparties is not secured by any collateral.
If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under the capped call transactions with that Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our ordinary shares. In addition, upon a default by an Option Counterparty, we may suffer adverse tax consequences and may, on a net basis, have to pay more cash to settle exchanges of the Notes. We can provide no assurances as to the financial stability or viability of the Option Counterparties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act of 1934
Section 13(r) of the Exchange Act requires issuers to disclose in their quarterly reports certain types of dealings with Iran, including transactions or dealing with government-owned entities, even when those activities are lawful and do not involve U.S. persons. One of our non-U.S. subsidiaries currently sells medical devices, including cardiac surgery and cardiopulmonary products, to privately held distributors in Iran.
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
Our gross revenues and net profits attributable to the above-mentioned Iranian activities were $3.5 million and $1.3 million for the three months ended June 30, 2020, respectively, and $4.0 million and $1.5 million for the six months ended June 30, 2020, respectively.
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

Exhibit Number	Document Description
3.1*	Amended Articles of Association
4.1
Indenture, dated as of June 17, 2020, among LivaNova USA, Inc., as Issuer, LivaNova PLC, as Guarantor, and Citibank, N.A., as Trustee., incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2020.

4.2	Form of 3.00% Cash Exchangeable Senior Notes due 2025 (included in Exhibit 4.1)
10.1†*	Roy Khoury Confirmation Letter as President International Commercial and SVP, Global Strategic Marketing
10.2†*	Marco Dolci Confirmation Letter as SVP Global Operations & Global Research and Development
10.3	Amendment Letter, dated April 9, 2020, among LivaNova PLC and Barclays Bank PLC, as Agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 27, 2020
10.4	Amendment Letter, dated April 23, 2020, among LivaNova PLC and Barclays Bank PLC, as Agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on April 27, 2020
10.5	Amendment Letter, dated April 17, 2020, among LivaNova PLC and Banca Nazionale del Lavoro S.p.A., as Original Lender, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on April 27, 2020
10.6	Amendment Letter, dated April 21, 2020, among LivaNova PLC and Banca Nazionale del Lavoro S.p.A., as Original Lender, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on April 27, 2020
10.7	Amendment to Finance Contract 83.445 and Finance Contract 86.677, dated April 21, 2020, among LivaNova PLC, Sorin Group Italia S.r.l. and the European Investment Bank, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on April 27, 2020
10.8	Credit Agreement, dated as of June 10, 2020 , among LivaNova USA, Inc., as Borrower, the Company, as Guarantor, the several lenders from time to time parties thereto, Ares Capital Corporation, as Administrative Agent, and Ares Capital Corporation, as Collateral Agent incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 11, 2020
10.9	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2020
10.10†*	Amendment to Outstanding 2019 and 2020 Restricted Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan, dated June 15, 2020
10.11†*	Amendment to Outstanding 2018 Restricted Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan dated June 15, 2020
10.12†*	Amendment to Outstanding 2018, 2019 and 2020 Performance Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan, dated June 15, 2020
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2020 and June 30, 2019, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and June 30, 2019, (iii) the Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30 2020 and June 30, 2019, and (vi) the Notes to the Condensed Consolidated Financial Statements
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: July 29, 2020	By:	/s/ DAMIEN MCDONALD
Damien McDonald
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: July 29, 2020	By:	/s/ THAD HUSTON
Thad Huston
Chief Financial Officer
(Principal Financial Officer)