Form 10-Q
period 2020-09-30
LivaNova PLC
filed 2020-10-29
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at October 27, 2020
Ordinary Shares - £1.00 par value per share	48,596,417

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
•changes in our common stock price;
•activist investors causing disruptions to the business;
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
•changes in customer spending patterns;
•continued volatility in the global market and worldwide economic conditions, including volatility caused by Brexit and/or changes to existing trade agreements and relationships between the U.S. and other countries;
•risks relating to the outbreak and spread of COVID-19 around the world;
•changes in tax laws, including changes related to Brexit, or exposure to additional income tax liabilities;
•harsh weather or natural disasters that interrupt our business operations or the business operations of our hospital-customers; and
•failure of the market to adopt new therapies or to adopt new therapies quickly.
Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this and our other Quarterly Reports on Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2019 Form 10-K and in our Quarterly Reports on Form 10-Q.
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

________________________________________

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$240,083	$268,610	$664,686	$796,580
Costs and expenses:
Cost of sales - exclusive of amortization	86,467	86,128	212,152	245,324
Product remediation	1,133	3,076	6,868	11,136
Selling, general and administrative	99,199	123,015	317,424	375,932
Research and development	47,368	45,904	108,422	124,023
Merger and integration expenses	1,094	6,716	6,616	14,345
Restructuring expenses	(349)	698	2,025	4,563
Impairment of intangible assets	—	—	—	50,295
Amortization of intangibles	9,685	11,146	29,346	29,690
Litigation provision, net	2,994	(33,834)	3,970	(33,834)
Operating (loss) income from continuing operations	(7,508)	25,761	(22,137)	(24,894)
Interest income	47	151	482	624
Interest expense	(14,673)	(4,774)	(25,237)	(10,490)
Foreign exchange and other gains (losses)	3,420	327	507	(795)
(Loss) income from continuing operations before tax	(18,714)	21,465	(46,385)	(35,555)
Income tax (benefit) expense	(3,990)	(10,653)	17,581	(23,431)
Losses from equity method investments	(48)	—	(221)	—
Net (loss) income from continuing operations	(14,772)	32,118	(64,187)	(12,124)
Net (loss) income from discontinued operations, net of tax	—	—	(995)	178
Net (loss) income	$(14,772)	$32,118	$(65,182)	$(11,946)

Basic (loss) income per share:
Continuing operations	$(0.30)	$0.66	$(1.32)	$(0.25)
Discontinued operations	—	—	(0.02)	—
	$(0.30)	$0.66	$(1.34)	$(0.25)

Diluted (loss) income per share:
Continuing operations	$(0.30)	$0.66	$(1.32)	$(0.25)
Discontinued operations	—	—	(0.02)	—
	$(0.30)	$0.66	$(1.34)	$(0.25)

Shares used in computing basic (loss) income per share	48,652	48,395	48,582	48,329
Shares used in computing diluted (loss) income per share	48,652	48,820	48,582	48,329
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(14,772)	$32,118	$(65,182)	$(11,946)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on derivatives	1,640	(870)	1,313	(665)
Tax effect	(393)	209	(314)	159
Net of tax	1,247	(661)	999	(506)
Foreign currency translation adjustment	23,457	(27,775)	8,008	(16,628)
Total other comprehensive income (loss)	24,704	(28,436)	9,007	(17,134)
Total comprehensive income (loss)	$9,932	$3,682	$(56,175)	$(29,080)

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$227,811	$61,137
Accounts receivable, net of allowance of $16,241 at September 30, 2020 and $13,105 at December 31, 2019	191,892	257,769
Inventories	178,091	164,154
Prepaid and refundable taxes	43,316	37,779
Prepaid expenses and other current assets	32,026	28,604
Total Current Assets	673,136	549,443
Property, plant and equipment, net	190,509	181,354
Goodwill	918,478	915,794
Intangible assets, net	583,818	607,546
Operating lease assets	52,834	54,372
Investments	30,358	27,256
Deferred tax assets	22,673	68,676
Other assets	49,942	7,356
Total Assets	$2,521,748	$2,411,797
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$13,953	$77,396
Accounts payable	71,596	85,892
Accrued liabilities and other	98,308	120,100
Current litigation provision liability	34,790	146,026
Taxes payable	10,118	12,719
Accrued employee compensation and related benefits	52,994	70,420
Total Current Liabilities	281,759	512,553
Long-term debt obligations	637,109	260,330
Contingent consideration	79,603	114,396
Litigation provision liability	11,510	24,378
Deferred tax liabilities	28,362	32,219
Long-term operating lease liabilities	43,124	46,027
Long-term employee compensation and related benefits	23,109	22,797
Long-term derivative liabilities	59,588	61
Other long-term liabilities	6,792	15,319
Total Liabilities	1,170,956	1,028,080
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 49,402,628 shares issued and 48,596,417 shares outstanding at September 30, 2020; 49,411,016 shares issued and 48,443,830 shares outstanding at December 31, 2019	76,338	76,257
Additional paid-in capital	1,758,468	1,734,870
Accumulated other comprehensive loss	(10,385)	(19,392)
Accumulated deficit	(472,576)	(406,755)
Treasury stock at cost, 806,211 ordinary shares at September 30, 2020; 967,186 ordinary shares at December 31, 2019	(1,053)	(1,263)
Total Stockholders’ Equity	1,350,792	1,383,717
Total Liabilities and Stockholders’ Equity	$2,521,748	$2,411,797
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net loss	$(65,182)	$(11,946)
Non-cash items included in net loss:
Deferred tax expense (benefit)	41,133	(26,422)
Remeasurement of contingent consideration to fair value	(31,176)	(2,425)
Amortization	29,346	29,690
Stock-based compensation	26,845	24,127
Depreciation	22,206	23,115
Remeasurement of derivative instruments	(17,654)	(2,948)
Amortization of operating lease assets	9,813	8,961
Impairment of intangible assets	—	50,295
Other	5,876	7,638
Changes in operating assets and liabilities:
Accounts receivable, net	65,401	5,433
Inventories	(12,141)	(18,181)
Other current and non-current assets	(15,360)	9,575
Accounts payable and accrued current and non-current liabilities	(49,547)	(28,964)
Taxes payable	(615)	(14,367)
Litigation provision liability	(124,158)	(140,823)
Restructuring reserve	(1,194)	(6,766)
Net cash used in operating activities	(116,407)	(94,008)
Investing Activities:
Purchases of property, plant and equipment	(28,445)	(16,801)
Purchase of investments	(3,175)	(287)
Loans to investees	(2,250)	—
Acquisitions, net of cash acquired	—	(10,750)
Purchases of intangible assets	—	(3,186)
Other	533	505
Net cash used in investing activities	(33,337)	(30,519)
Financing Activities:
Proceeds from long-term debt obligations	886,899	193,490
Repayment of long-term debt obligations	(481,360)	(12,330)
Proceeds from short term borrowings (maturities greater than 90 days)	46,717	—
Repayments of short term borrowings (maturities greater than 90 days)	(44,838)	—
Purchase of capped call	(43,096)	—
Debt issuance costs	(20,412)	(3,795)
Closing adjustment payment for sale of CRM business	(14,891)	—
Payment of contingent consideration	(8,860)	(17,989)
Shares repurchased from employees for minimum tax withholding	(5,277)	(6,183)
Proceeds from share issuances under ESPP	2,063	2,574
Change in short-term borrowing, net	(1,043)	(2,173)
Other	25	147
Net cash provided by financing activities	315,927	153,741
Effect of exchange rate changes on cash and cash equivalents	491	(1,105)
Net increase in cash and cash equivalents	166,674	28,109
Cash and cash equivalents at beginning of period	61,137	47,204
Cash and cash equivalents at end of period	$227,811	$75,313
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of, and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2019 has been derived from audited financial statements contained in our 2019 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries, for the three and nine months ended September 30, 2020, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our 2019 Form 10-K.
Recent Developments Regarding COVID-19
Due to the COVID-19 pandemic (“COVID-19”), we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers have diverted medical resources and priorities towards the treatment of COVID-19. In addition, public health bodies have delayed elective procedures during the COVID-19 pandemic, which has negatively impacted the usage of our products, including the number of Neuromodulation procedures. Further, some people are avoiding seeking treatment for non-COVID-19 emergency procedures, which has also negatively impacted the demand for our products.
We are seeing signs of stabilization in certain geographies as elective surgeries resume and expect this trend to continue on a global basis during the fourth quarter of 2020. We expect elective procedure recovery rates to vary by country, and to be impacted by COVID-19 case volumes, hospital occupancy and staffing levels, patient’s willingness to re-book previously deferred procedures, travel restrictions, transportation limitations, quarantine restrictions, economic uncertainty and potential COVID-19 resurgence.
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

Note 3. Discontinued Operations
On April 30, 2018, we completed the sale of our Cardiac Rhythm Management (“CRM”) business to MicroPort Cardiac Rhythm B.V. and MicroPort Scientific Corporation (“MicroPort”) for total cash proceeds of $195.9 million, less cash transferred of $9.2 million, subject to a closing working capital adjustment. In March 2020, we finalized the working capital adjustment and as a result, made a $16.4 million payment to MicroPort during the first quarter of 2020 and incurred an additional $1.0 million loss on sale, net of a $0.1 million tax benefit.

Note 4. Restructuring
We initiate restructuring plans to leverage economies of scale, streamline distribution and logistics, and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these plans were reported as restructuring expenses in the operating results of our condensed consolidated statements of income (loss).
The following table provides a reconciliation of the beginning and ending balance of the accruals and other reserves recorded in connection with our restructuring plans included within accrued liabilities and other and other long-term liabilities on the condensed consolidated balance sheet (in thousands):

	Employee Severance and Other Termination Costs	Other	Total
Balance at December 31, 2019	$4,097	$1,400	$5,497
Charges	2,025	—	2,025
Cash payments and other	(4,880)	(792)	(5,672)
Balance at September 30, 2020	$1,242	$608	$1,850

The following table presents restructuring expense by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cardiovascular	$9	$783	$1,265	$1,521
Neuromodulation	43	(171)	851	314
Other	(401)	86	(91)	2,728
Total	$(349)	$698	$2,025	$4,563

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
At December 31, 2016, we recognized a liability for a product remediation plan related to our 3T Heater-Cooler device (“3T device”). The remediation plan consists primarily of a modification of the 3T device design to include internal sealing and the addition of a vacuum system to new and existing devices. These changes are intended to address regulatory actions and to reduce further the risk of possible dispersion of aerosols from 3T devices in the operating room. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally in November and December 2016, and furthermore, the cost associated with the plan was reasonably estimable. The deployment of this solution for commercially distributed devices has been dependent upon final validation and verification of the design changes and approval or clearance by regulatory authorities worldwide. It is reasonably possible that our estimate of the remediation liability could materially change in future periods due to the various significant assumptions involved such as customer behavior, market reaction and the timing of approvals or clearance by regulatory authorities worldwide.
In April 2017, we obtained CE Mark in Europe for the design change, and in May 2017 we completed our first vacuum canister and internal sealing upgrade on a customer-owned device. In October 2018, the FDA concluded that we could commence the vacuum canister and internal sealing upgrade program in the U.S., and on February 25, 2020, LivaNova received clearance for K191402, a 510(k) for the 3T devices that addressed issues contained in the 2015 Warning Letter along with design changes that further mitigate the potential risk of aerosolization. Concurrent with this clearance, (1) 3T devices manufactured in accordance with K191402 will not be subjected to the import alert previously issued by the FDA and (2) LivaNova initiated a correction to distribute the updated Operating Instructions cleared under K191402. We continue to implement the vacuum canister and internal sealing upgrade program in as many countries as possible until all devices are upgraded.

As a second part of the remediation plan, we continue to offer a no-charge deep disinfection service (deep cleaning service) for 3T device users as we receive the required regulatory approvals. The deep disinfection service was rolled out in Europe in the second half of 2015, and in April 2018, the FDA agreed to allow us to move forward with the deep cleaning service in the U.S., thereby adding to the growing list of countries around the world in which we offer this service. Finally, we continue to offer the loaner program for 3T devices, initiated in the fourth quarter of 2016, to provide existing 3T device users with a new loaner 3T device at no charge pending regulatory approval and implementation of the vacuum system addition and deep disinfection service worldwide.
The following table provides a reconciliation of the beginning and ending balance of the product remediation liability included within accrued liabilities and other on the condensed consolidated balance sheet (in thousands):

Balance at December 31, 2019	$3,251
Adjustments	2,301
Remediation activity	(3,982)
Effect of changes in foreign currency exchange rates	145
Balance at September 30, 2020	$1,715
We recognized product remediation expenses of $1.1 million and $3.1 million during the three months ended September 30, 2020 and 2019, respectively, and $6.9 million and $11.1 million during the nine months ended September 30, 2020 and 2019, respectively. Product remediation expenses include internal labor costs, costs to remediate certain inspectional observations made by the FDA at our Munich facility and costs associated with the incorporation of the modification of the 3T device design into the next generation 3T device. These costs and related legal costs are expensed as incurred and are not included within the product remediation liability presented above. At September 30, 2020, our balance sheet includes a $46.3 million provision related to litigation involving our 3T device. For further information, please refer to “Note 10. Commitments and Contingencies.”

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

Equity Investments Without Readily Determinable Fair Values	September 30, 2020	December 31, 2019
Respicardia Inc. (1)	$17,706	$17,706
ALung Technologies, Inc. (2)	3,000	—
Ceribell, Inc.	3,000	3,000
ShiraTronics, Inc.	2,045	2,045
MD Start II	1,169	1,121
Rainbow Medical Ltd.	1,145	1,099
Highlife S.A.S.	1,109	1,064
Other	770	770
	29,944	26,805
Equity method investment	414	451
	$30,358	$27,256
(1)Respicardia Inc. (“Respicardia”) is a privately funded U.S. company developing an implantable device designed to restore a more natural breathing pattern during sleep in patients with central sleep apnea by transvenously stimulating the phrenic nerve. We have a loan outstanding to Respicardia, with a carrying amount of $0.8 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
(2)During the first quarter of 2020, we invested in ALung Technologies, Inc. (“ALung”). ALung is a privately held medical device company focused on creating advanced medical devices for treating respiratory failure. ALung’s Hemolung Respiratory Assist System is a dialysis-like alternative or supplement to mechanical ventilation which removes carbon dioxide directly from the blood in patients with acute respiratory failure. During the second quarter of 2020, we provided a convertible loan to ALung for $2.0 million, due July 10, 2021. As of September 30, 2020, the carrying amount of the loan was $2.0 million, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Note 7. Fair Value Measurements
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2020 and 2019.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of September 30, 2020	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (foreign currency exchange rate “FX”)	$1,787	$—	$1,787	$—
Derivative assets - freestanding instruments (FX)	4,052	—	4,052	—
Derivative assets - capped call derivatives	38,999	—	—	38,999
Convertible notes receivable	2,301	—	—	2,301
	$47,139	$—	$5,839	$41,300

Liabilities:
Derivative liabilities - freestanding instruments (interest rate swaps)	$139	$—	$139	$—
Derivative liabilities - freestanding instruments (FX)	85	—	85	—
Derivative liabilities - embedded exchange feature	59,398	—	—	59,398
Derivative liabilities - other	1,350	—	—	1,350
Contingent consideration arrangements	96,174	—	—	96,174
	$157,146	$—	$224	$156,922

	Fair Value as of December 31, 2019	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (FX)	$535	$—	$535	$—
Derivative assets - freestanding instruments (FX)	26	—	26	—
	$561	$—	$561	$—

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$169	$—	$169	$—
Derivative liabilities - designated as cash flow hedges (interest rate swaps)	374	—	374	—
Derivative liabilities - freestanding instruments (FX)	3,137	—	3,137	—
Contingent consideration arrangements	137,349	—	—	137,349
	$141,029	$—	$3,680	$137,349

The following table provides a reconciliation of the beginning and ending balances of our recurring fair value measurements, using significant unobservable inputs (Level 3) (in thousands):

	Capped Call Derivative Asset	Embedded Exchange Feature Derivative Liability	Other Derivative Liabilities	Contingent Consideration Liability Arrangements	Convertible Notes Receivable
As of December 31, 2019	$—	$—	$—	$137,349	$—
Additions	43,096	74,951	—	—	2,267
Payments (1)	—	—	—	(9,868)	—
Changes in fair value (2) (3) (4)	(4,097)	(15,553)	1,350	(31,176)	34
Effect of changes in foreign currency exchange rates	—	—	—	(131)	—
Total at September 30, 2020	38,999	59,398	1,350	96,174	2,301
Less current portion at September 30, 2020	—	—	1,160	16,571	2,044
Long-term portion at September 30, 2020	$38,999	$59,398	$190	$79,603	$257
(1)During the nine months ended September 30, 2020, we paid $8.8 million under the contingent consideration arrangement for the acquisition of CardiacAssist, Inc., doing business as TandemLife (“TandemLife”). Additionally, we made final payments under contingent consideration arrangements resulting from the acquisitions of two distributors.
(2)The contingent consideration change in fair value during the nine months ended September 30, 2020 is primarily due to a one-year delay in the projected achievement of a certain regulatory milestone and timing of sales-based earnout payments for ImThera Medical Inc. (“ImThera”), and the impact of an increase in discount rates utilized in the valuation of contingent consideration. Refer to the tables below for further information regarding the fair value measurements of contingent consideration.
(3)During the nine months ended September 30, 2020, the contingent consideration change in fair value resulted in a decrease of $19.2 million and $12.0 million recorded to cost of sales - exclusive of amortization and research and development, respectively.
(4)Changes in the fair value of the embedded exchange feature derivative and capped call derivatives are recognized in foreign exchange and other gains (losses) in the condensed consolidated statements of income (loss).
Embedded Exchange Feature and Capped Call Derivatives
In June 2020, the Company issued $287.5 million in cash exchangeable senior notes and entered into related capped call transactions. The cash exchangeable senior notes include an embedded exchange feature that is bifurcated from the cash exchangeable senior notes. Please refer to “Note 8. Financing Arrangements” for further details. The embedded exchange feature derivative is measured at fair value using a binomial lattice model and discounted cash flows that utilize observable and unobservable market data. The capped call derivative is measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including stock price, remaining contractual term, expected volatility, risk-free interest rate and expected dividend yield, as applicable.
The embedded exchange feature and capped call derivatives are classified as Level 3 as the Company uses historical volatility and implied volatility from options traded to determine expected stock price volatility which is an unobservable input that is significant to the valuation. In general, an increase in our stock price or stock price volatility would increase the fair value of the embedded exchange feature and capped call derivatives which would result in an increase in expense. As time to the expiration of the derivatives decreases with passage of time, the fair value of the derivatives would decrease. The future impact on net income depends on how significant inputs such as stock price, stock price volatility and time to the expiration of the derivatives change in relation to other inputs.
The stock price volatility as of September 30, 2020 was 37%. As of September 30, 2020, a 10% lower volatility, holding other inputs constant, would result in approximate fair value for the embedded exchange feature derivative of $42.4 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $76.4 million. As of September 30, 2020, a 10% lower volatility, holding other inputs constant would result in approximate fair value for the capped call derivatives of $29.3 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $42.3 million.

Contingent Consideration Arrangements
The following table provides the fair value of our Level 3 contingent consideration arrangements by acquisition (in thousands):

	September 30, 2020	December 31, 2019
ImThera	$79,603	$113,503
TandemLife	11,672	17,311
Miami Instruments	4,899	5,338
Drilltex	—	294
Other	—	903
	$96,174	$137,349
The ImThera business combination involved contingent consideration arrangements composed of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnout is valued using projected sales from our internal strategic plan. Both arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of September 30, 2020:

ImThera Acquisition	Valuation Technique	Unobservable Input	Ranges
Regulatory milestone-based payment	Discounted cash flow	Discount rate	8.3%
		Probability of payment	85%
		Projected payment year	2024

Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	12.2%	-	12.5%
		Credit risk discount rate	8.5%	-	9.2%
		Revenue volatility	32.5%
		Probability of payment	85%
		Projected years of earnout	2025	-	2028
The TandemLife business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain regulatory milestones. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs as of September 30, 2020:

TandemLife Acquisition	Valuation Technique	Unobservable Input	Ranges
Regulatory milestone-based payment	Discounted cash flow	Discount rate	7.6%	-	7.7%
		Probability of payments	70%	-	100%
		Projected payment years	2020	-	2021
The Miami Instruments business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain regulatory milestones. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs as of September 30, 2020:

Miami Instruments	Valuation Technique	Unobservable Input	Ranges
Regulatory milestone-based payments	Discounted cash flow	Discount rate	7.6%	-	7.7%
		Probability of payments	80%	-	95%
		Projected payment years	2020	-	2021

Note 8. Financing Arrangements
The carrying amount of our long-term debt as of September 30, 2020 and December 31, 2019 was as follows (in thousands, except interest rates):

	September 30, 2020	December 31, 2019	Maturity	Interest Rate
2020 Senior Secured Term Loan	$422,960	$—	June 2025	LIBOR (1% Floor)	+	6.50%
2020 Cash Exchangeable Senior Notes	208,954	—	December 2025	3.00%
Bank of America Merrill Lynch Banco Múltiplo S.A.	6,000	8,422	July 2021	5.61%
Mediocredito Italiano	5,835	6,222	December 2023	0.50%	-	2.77%
Bank of America, U.S.	2,011	2,004	January 2021	2.08%
2019 Debt Facility	—	184,275
2017 European Investment Bank	—	103,570
2014 European Investment Bank	—	28,053
Other	1,041	965
Total long-term facilities	646,801	333,511
Less current portion of long-term debt	9,692	73,181
Total long-term debt	$637,109	$260,330
Revolving Credit
The outstanding principal amount of our short-term unsecured revolving credit agreements and other agreements with various banks was $4.3 million and $4.2 million, at September 30, 2020 and December 31, 2019, respectively, with interest rates ranging from 3.21% to 7.20% and loan terms ranging from overnight to 10 months, as of September 30, 2020.
2020 Senior Secured Term Loan
On June 10, 2020, we entered into a $450.0 million five-year senior secured term loan (the “Term Loan”) through our wholly owned subsidiary LivaNova USA Inc., with funds managed by affiliates of Ares Management Corporation, as administrative agent and collateral agent, resulting in cash proceeds of approximately $421.7 million, net of discounts and issuance costs. The obligations under the Term Loan are guaranteed on a senior secured basis by each of LivaNova’s existing and future wholly owned material subsidiaries, and are secured by a perfected first priority security interest in substantially all tangible and intangible assets of LivaNova and certain U.S. and UK subsidiaries of LivaNova, subject in each case to certain exceptions contained in the Term Loan. Borrowings under the Term Loan bear interest at a variable annual rate equal to the three-month LIBOR rate (subject to a 1% floor), plus an applicable margin of 6.5% per annum. The effective interest rate of the Term Loan at September 30, 2020 was 9.0%. The Term Loan will mature on June 30, 2025 and includes certain affirmative, negative and financial covenants. The financial covenants under the Term Loan state (i) the net revenue of LivaNova PLC, LivaNova USA, Inc. and any restricted subsidiaries on a consolidated basis shall not be lower than $700 million for each trailing 12 month period, such threshold to decrease pro rata (not below $550 million) upon prepayments of the Term Loan made by LivaNova USA, Inc. out of the proceeds of certain asset sales, and (ii) the total secured leverage ratio (as defined in the debt agreement) for LivaNova PLC, LivaNova USA, Inc. and any restricted subsidiaries on a consolidated basis shall not be greater than the applicable ratio set forth below:

Test Period	Total Secured Leverage Ratio
4 Quarters ending June 30, 2020 through each fiscal quarter thereafter until (and including) the fiscal quarter ending June 30, 2021	5.625	:	1.00
4 Quarters ending September 30, 2021 and ending each fiscal quarter thereafter	4.5	:	1.00
Debt discounts and issuance costs related to the Term Loan were approximately $28.3 million and included various legal, bank and accounting fees. Amortization of debt discount and issuance costs was $1.1 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, and was included in interest expense on the condensed consolidated statement of income (loss).
2020 Cash Exchangeable Senior Notes
On June 17, 2020, our wholly-owned subsidiary, LivaNova USA, Inc., issued $287.5 million aggregate principal amount of 3.00% cash exchangeable senior notes (the “Notes”) by private placement to qualified institutional buyers pursuant to Rule

144A under the Securities Act of 1933, as amended. The sale of the Notes resulted in approximately $278.0 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The effective interest rate of the Notes at September 30, 2020 was 9.9%. The Notes mature on December 15, 2025 unless earlier exchanged, repurchased, or redeemed.
Debt discounts and issuance costs related to the Notes were approximately $82.0 million and included $75.0 million of discount attributable to the embedded exchange feature, discussed below, and $7.0 million of allocated issuance costs to the Notes related to legal, bank and accounting fees. Amortization of debt discount and issuance costs was $3.0 million and $3.4 million for the three and nine months ended September 30, 2020 and is included in interest expense on the condensed consolidated statement of income (loss).
The Notes are exchangeable at the option of the holders only under certain circumstances and solely into cash in an amount based on the trading prices of LivaNova’s ordinary shares during a related observation period. The Notes are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the Notes is 16.3980 ordinary shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $60.98 per share). The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the Notes.
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
Embedded Exchange Feature
The embedded exchange feature of the Notes requires bifurcation from the Notes and is accounted for as a derivative liability. The fair value of the Notes’ embedded exchange feature derivative at the time of issuance was $75.0 million and was recorded as debt discount on the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. The Notes’ embedded exchange feature derivative is carried on the condensed consolidated balance sheets at its estimated fair value and is adjusted at the end of each reporting period, with unrealized gain or loss reflected in the consolidated statements of income (loss). The fair value of the embedded exchange feature derivative liability was $59.4 million as of September 30, 2020.
Capped Call Transactions
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers of the Notes or their respective affiliates. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of LivaNova’s ordinary shares underlying the Notes and are expected generally to offset any cash payments the Company is required to make upon exchange of the Notes in excess of the principal amount thereof in the event that the market value per ordinary share, as measured under the capped call transactions, is greater than the strike price of the capped call transactions, with such offset being subject to an initial cap price of $100.00 per share. The aggregate cost of the capped calls derivative assets was $43.1 million. The capped call transactions expire on December 15, 2025 and must be settled in cash. The capped calls are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in the condensed consolidated statement of income (loss). The fair value of capped call derivative assets was $39.0 million as of September 30, 2020.
The current and non-current classification is evaluated at each balance sheet date and may change depending on whether any exchange conditions are met. As of September 30, 2020, no exchange conditions have been met and the Notes, embedded exchange feature derivative liability, and the capped call derivative assets are classified as non-current. Please refer to “Note 7. Fair Value Measurements” for details on the valuation of the embedded exchange feature derivative liability and capped call derivative assets.
Extinguishment of Debt
The Company used the net proceeds from the Term Loan, together with a portion of the net proceeds of the Notes, after fees, discounts, commissions and other expenses, to repay outstanding indebtedness under the Company’s 2017 European Investment Bank loan, 2014 European Investment Bank loan, Banca Nazionale del Lavoro S.p.A loan, and 2019 Debt Facility and related expenses. The Company repaid approximately $528.0 million in aggregate outstanding principal, accrued interest and associated fees, including breakage fees and legal fees. The Company recognized a loss on debt extinguishment of $1.4 million during the nine months ended September 30, 2020. The loss on debt extinguishment was recognized in foreign exchange and other losses in the condensed consolidated statements of income (loss).
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
If the derivative qualifies for hedge accounting, changes in the fair value of the derivative will be recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in earnings upon settlement/termination. FX derivative gains and losses in AOCI are reclassified to our condensed consolidated statements of income (loss) as shown in the tables below. We evaluate hedge effectiveness at inception. Cash flows from derivative contracts are reported as operating activities on our condensed consolidated statements of cash flows.
Freestanding FX Derivative Contracts
The gross notional amount of FX derivative contracts not designated as hedging instruments outstanding at September 30, 2020 and December 31, 2019 was $332.2 million and $338.0 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. We recorded net (losses) gains for these freestanding derivatives of $(11.7) million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively, and $(4.8) million and $6.8 million for the nine months ended September 30, 2020 and 2019, respectively. These (losses) and gains are included in foreign exchange and other gains (losses) on our condensed consolidated statement of income (loss).
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

Cash Flow Hedges
The gross notional amounts of open derivative contracts designated as cash flow hedges at September 30, 2020 and December 31, 2019 were as follows (in thousands):

Description of Derivative Contract	September 30, 2020	December 31, 2019
FX derivative contracts to be exchanged for British Pounds	$7,610	$10,128
FX derivative contracts to be exchanged for Japanese Yen	16,023	25,342
FX derivative contracts to be exchanged for Euros	36,553	48,838
Interest rate swap contracts (1)	—	22,442
	$60,186	$106,750
(1)Interest rate swap contracts were de-designated upon the repayment of the 2014 European Investment Bank loan. Refer to “Note 8. Financing Arrangements.”
After-tax net loss associated with derivatives designated as cash flow hedges recorded in the ending balance of AOCI and the amount expected to be reclassified to earnings in the next twelve months are as follows (in thousands):

Description of Derivative Contract	After-Tax Net Gain in AOCI as of September 30, 2020	After-Tax Net Gain in AOCI as of Amount Expected to be Reclassified to Earnings in Next 12 Months
FX derivative contracts	$1,512	$1,512
Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in other comprehensive income (loss) (“OCI”) and the amount reclassified to earnings from AOCI were as follows (in thousands):

		Three Months Ended September 30,
		2020		2019
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Gains Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings	Losses Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other gains (losses)	$1,482	$(692)	$(689)	$963
FX derivative contracts	SG&A	—	534	—	(742)
Interest rate swap contracts	Interest expense	—	—	—	(40)
		$1,482	$(158)	$(689)	$181

		Nine Months Ended September 30,
		2020		2019
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Gains Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings	Gains Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other gains (losses)	$632	$(777)	$933	$3,094
FX derivative contracts	SG&A	—	209	—	(1,470)
Interest rate swap contracts	Interest expense	—	(113)	—	(26)
		$632	$(681)	$933	$1,598

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
The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

September 30, 2020	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
FX derivative contracts	Prepaid expenses and other current assets	$1,775
FX derivative contracts	Accrued liabilities	12
Total derivatives designated as hedging instruments		1,787
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts			Accrued liabilities	$139
FX derivative contracts	Prepaid expenses and other current assets	4,052	Accrued liabilities	51
FX derivative contracts			Prepaid expense and other current assets	34
Capped call derivatives	Other assets	38,999
Embedded exchange feature			Long-term derivative liability	59,398
Other derivatives			Accrued liabilities	1,160
Other derivatives			Long-term derivative liability	190
Total derivatives not designated as hedging instruments		43,051		60,972
Total derivatives		$44,838		$60,972

December 31, 2019	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts			Accrued liabilities	$313
Interest rate swap contracts			Long-term derivative liability	61
FX derivative contracts	Prepaid expenses and other current assets	$148	Accrued liabilities	169
FX derivative contracts	Accrued liabilities	387
Total derivatives designated as hedging instruments		535		543
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Accrued liabilities	26	Accrued liabilities	3,104
FX derivative contracts			Prepaid expenses and other current assets	33
Total derivatives not designated as hedging instruments		26		3,137
Total derivatives		$561		$3,680
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
On December 31, 2016, we recognized a liability for our product remediation plan related to our 3T device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally in November and December 2016, and furthermore, the cost associated with the plan was reasonably estimable. At September 30, 2020, the product remediation liability was $1.7 million. Refer to “Note 5. Product Remediation Liability” for additional information.
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
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of October 29, 2020, including the cases encompassed in the settlement framework described above that have not yet been dismissed, we are aware of approximately 85 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. This includes cases that have settled but have not yet been dismissed. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
At September 30, 2020, the provision for these matters was $46.3 million. While the amount accrued represents our best estimate, the actual liability for resolution of these matters may vary from our estimate.
The changes in the litigation provision liability during the nine months ended September 30, 2020 are as follows (in thousands):

Litigation Provision Liability
Total litigation provision liability at December 31, 2019	$170,404
Payments	(128,128)
Adjustments	3,970
FX and other	54
Total litigation provision liability at September 30, 2020	46,300
Less current portion of litigation liability at September 30, 2020	34,790
Long-term portion of litigation provision liability at September 30, 2020	$11,510

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
In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company. The Public Administrations intervened in the proceeding, with a claim for environmental damages of approximately $4 billion. On April 1, 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin approximately €292,000 (approximately $342,000 as of September 30, 2020) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal of Milan, and on March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the Sorin spin-off, an estimated €572.1 million (approximately $669.1 million as of September 30, 2020). Additionally the Court issued a separate order, staying the proceeding until a panel of three experts can assess the environmental damages, the costs of clean-up, and the costs that the Public Administrations has already borne for the clean-up of the sites to allow the Court to decide on the second claim of the Public Administration against LivaNova, (i.e., to refund the Public Administrations for the SNIA environmental liabilities). Both LivaNova and the Public Administrations have appealed the decision to the Italian Supreme Court (Corte di Cassazione).
We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
Patent Litigation
On May 11, 2018, Neuro and Cardiac Technologies LLC (“NCT”), a non-practicing entity, filed a complaint in the United States District Court for the Southern District of Texas asserting that the VNS Therapy System, when used with the SenTiva Model 1000 generator, infringes the claims of U.S. Patent No. 7,076,307 owned by NCT. The complaint requests damages that include a royalty, costs, interest, and attorneys’ fees. On September 13, 2018, we petitioned the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (the “Patent Office”) for an inter partes review (“IPR”) of the validity of the ‘307 patent, and on May 18, 2020, the Patent Office issued a Final Written Decision determining that all challenged claims are unpatentable. NCT is appealing the Final Written Decision. On March 24, 2020, we were granted our request for an ex parte reexamination of the ‘307 patent, and in August, the Patent Office issued a Non-Final Rejection of all of the ‘307 claims. The Court has stayed the litigation pending the outcome of the IPR appeal proceeding. We have not recognized an expense in connection with this matter because any potential loss is not currently probable or reasonably estimable. In addition, we cannot reasonably estimate a range of potential loss, if any, that may result from this matter.
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

Tax Litigation
In a tax audit report received on October 30, 2009, the Regional Internal Revenue Office of Lombardy (the “Internal Revenue Office”) informed Sorin Group Italia S.r.l. that, among several issues, it was disallowing in part a tax-deductible write down of the investment in the U.S. company, Cobe Cardiovascular Inc., which Sorin Group Italia S.r.l. recognized in 2002 and deducted in five equal installments, beginning in 2002. In December 2009, the Internal Revenue Office issued notices of assessment for 2004. In December 2010 and October 2011, the Internal Revenue Office issued notices of assessment for 2005 and 2006, respectively. We challenged all three notices of assessment (for 2004, 2005 and 2006) before the relevant Provincial Tax Courts.
The total amount of losses in dispute was €62.6 million (approximately $73.2 million as of September 30, 2020). On May 31, 2019, we filed an application to settle the litigation according to law N. 136/2018 and paid the required settlement balance of €1.9 million. As per law N. 136/2018, the Italian Revenue Agency reviewed the settlement and accepted the application by default on July 31, 2020. We recognized a benefit of €5.4 million, approximately $6.5 million, during the third quarter of 2020 as compared to the previously recognized reserve for an uncertain tax position of €15.5 million. The difference of €10.1 million (approximately $11.8 million as of September 30, 2020) was a fully valued deferred tax asset for net operating losses, the reversal of which does not impact the condensed consolidated statement of income (loss).
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

Note 11. Stockholders’ Equity
The tables below present the condensed consolidated statement of stockholders’ equity as of and for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
June 30, 2020	49,476	$76,338	$1,750,798	$(1,057)	$(35,089)	$(457,804)	$1,333,186
Stock-based compensation plans	—	—	7,670	4	—	—	7,674
Cancellation of shares	(73)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(14,772)	(14,772)
Other comprehensive income	—	—	—	—	24,704	—	24,704
September 30, 2020	49,403	$76,338	$1,758,468	$(1,053)	$(10,385)	$(472,576)	$1,350,792

June 30, 2019	49,380	$76,217	$1,717,220	$(1,292)	$(13,174)	$(295,643)	$1,483,328
Stock-based compensation plans	1	—	8,262	10	—	—	8,272
Net income	—	—	—	—	—	32,118	32,118
Other comprehensive loss	—	—	—	—	(28,436)	—	(28,436)
September 30, 2019	49,381	$76,217	$1,725,482	$(1,282)	$(41,610)	$(263,525)	$1,495,282

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
December 31, 2019	49,411	$76,257	$1,734,870	$(1,263)	$(19,392)	$(406,755)	$1,383,717
Adoption of ASU No. 2016-13 (1)	—	—	—	—	—	(639)	(639)
Stock-based compensation plans	65	81	23,598	210	—	—	23,889
Cancellation of shares	(73)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(65,182)	(65,182)
Other comprehensive income	—	—	—	—	9,007	—	9,007
September 30, 2020	49,403	$76,338	$1,758,468	$(1,053)	$(10,385)	$(472,576)	$1,350,792

December 31, 2018	49,323	$76,144	$1,705,111	$(1,462)	$(24,476)	$(251,579)	$1,503,738
Stock-based compensation plans	58	73	20,371	180	—	—	20,624
Net loss	—	—	—	—	—	(11,946)	(11,946)
Other comprehensive loss	—	—	—	—	(17,134)	—	(17,134)
September 30, 2019	49,381	$76,217	$1,725,482	$(1,282)	$(41,610)	$(263,525)	$1,495,282
(1)Refer to “Note 17. New Accounting Pronouncements”
The table below presents the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income for the nine months ended September 30, 2020 and 2019 (in thousands):

	Change in Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
December 31, 2019	$513	$(19,905)	$(19,392)
Other comprehensive income before reclassifications, before tax	632	8,008	8,640
Tax expense	(152)	—	(152)
Other comprehensive income before reclassifications, net of tax	480	8,008	8,488
Reclassification of loss from accumulated other comprehensive loss, before tax	681	—	681
Reclassification of tax benefit	(162)	—	(162)
Reclassification of loss from accumulated other comprehensive loss, after tax	519	—	519
Net current-period other comprehensive income, net of tax	999	8,008	9,007
September 30, 2020	$1,512	$(11,897)	$(10,385)

December 31, 2018	$(944)	$(23,532)	$(24,476)
Other comprehensive income (loss) before reclassifications, before tax	933	(16,628)	(15,695)
Tax expense	(224)	—	(224)
Other comprehensive income (loss) before reclassifications, net of tax	709	(16,628)	(15,919)
Reclassification of gain from accumulated other comprehensive loss, before tax	(1,598)	—	(1,598)
Reclassification of tax expense	383	—	383
Reclassification of gain from accumulated other comprehensive loss, after tax	(1,215)	—	(1,215)
Net current-period other comprehensive loss, net of tax	(506)	(16,628)	(17,134)
September 30, 2019	$(1,450)	$(40,160)	$(41,610)
(1)Taxes are not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

Note 12. Stock-Based Incentive Plans
Stock-based incentive plans compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service-based restricted stock units (“RSUs”)	$4,410	$3,583	$13,139	$10,428
Service-based stock appreciation rights (“SARs”)	3,211	2,896	9,185	7,804
Market performance-based restricted stock units	814	757	2,745	2,146
Operating performance-based restricted stock units	(962)	983	882	2,752
Employee share purchase plan	337	312	894	997
Total stock-based compensation expense	$7,810	$8,531	$26,845	$24,127
During the nine months ended September 30, 2020, we issued stock-based compensatory awards with terms approved by the Compensation Committee of our Board of Directors. The awards with service conditions generally vest ratably over four years, subject to forfeiture unless service conditions are met. Market performance-based awards cliff vest after three years subject to the rank of our total shareholder return for the three-year period ending December 31, 2022 relative to the total shareholder returns for a peer group of companies. Operating performance-based awards cliff vest after three years subject to the achievement of certain thresholds of cumulative adjusted free cash flow for the three year period ending December 31, 2022. Compensation expense related to awards granted during 2020 for the three and nine months ended September 30, 2020 was $3.3 million and $6.6 million, respectively.
Stock-based compensation agreements issued during the nine months ended September 30, 2020, representing potential shares and their weighted average grant date fair values by type follows (shares in thousands, fair value in dollars):

	Nine Months Ended September 30, 2020
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	1,133	$15.73
Service-based RSUs	599	$44.42
Market performance-based RSUs	93	$39.83
Operating performance-based RSUs	93	$43.57

Note 13. Income Taxes
Our effective income tax rate from continuing operations for the three and nine months ended September 30, 2020 was 21.3% and (37.9)% compared with (49.6)% and 65.9% for the three and nine months ended September 30, 2019, respectively. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
We continually assess the realizability of our worldwide deferred tax asset and valuation allowance positions, and when the need arises, we establish or release valuation allowances accordingly.
Compared with the three months ended September 30, 2019, the change in the effective tax rate for the three months ended September 30, 2020 was primarily attributable to a discrete tax benefit due to the release of the uncertain tax position upon the settlement of tax litigation in Italy offset by a valuation allowance for certain jurisdictions outside the U.S., as compared to a U.S. federal tax benefit from a return to provision reconciliation, partially offset by the establishment of a valuation allowance for a portion of the U.S. federal and state net operating losses during the three months ended September 30, 2019. We established valuation allowances as it is more likely than not that we will be unable to realize the related historical deferred tax assets.
Compared with the nine months ended September 30, 2019, the change in the effective tax rate for the nine months ended September 30, 2020 was primarily attributable to a $42.4 million realized discrete tax benefit related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the discrete tax benefit due to the release of the uncertain tax position upon the settlement of tax litigation in Italy offset by the establishment of a $74.5 million valuation allowance for the U.K. and other jurisdictions outside the U.S., as compared to a release of uncertain tax positions and a U.S. federal tax benefit from a return to provision reconciliation, partly offset by the establishment of a valuation allowance for a portion of the U.S. federal and state net operating losses and attributes during the nine months ended September 30, 2019.
We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in our financial statements. Tax benefits totaling $4.0 million and $12.9 million were unrecognized as of September 30, 2020 and December 31, 2019, respectively. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $0.7 million.
We monitor income tax developments in countries where we conduct business. On March 27, 2020, the U.S. enacted the CARES Act which provided for a 5-year loss carryback for losses incurred in 2018-2020. We recorded a discrete tax benefit of $42.4 million to account for the effect of the CARES Act during the nine months ended September 30, 2020. Further regulations and notices as well as state legislative changes addressing conformity to the CARES Act are still pending.

Note 14. Earnings Per Share
Reconciliation of the shares used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average shares outstanding	48,652	48,395	48,582	48,329
Add effects of share-based compensation instruments (1)	—	425	—	—
Diluted weighted average shares outstanding	48,652	48,820	48,582	48,329
(1)Excluded from the computation of diluted earnings per share were stock options, SARs and restricted share units totaling 4.1 million and 1.4 million for the three months ended September 30, 2020 and 2019, respectively, and 4.2 million and 3.2 million for the nine months ended September 30, 2020 and 2019, respectively, because to include them would have been anti-dilutive under the treasury stock method.

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

We operate under three geographic regions: U.S., Europe, and Rest of World. The table below presents net sales by operating segment and geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cardiopulmonary
United States	$33,549	$39,054	$96,223	$119,580
Europe	29,947	30,052	87,475	99,933
Rest of World	43,704	50,908	140,925	152,650
	107,200	120,014	324,623	372,163
Heart Valves
United States	3,129	4,626	8,990	13,660
Europe	7,945	9,572	22,822	30,757
Rest of World	10,062	14,679	32,001	43,484
	21,136	28,877	63,813	87,901
Advanced Circulatory Support
United States	12,331	6,313	28,075	22,290
Europe	162	186	835	497
Rest of World	49	36	136	310
	12,542	6,535	29,046	23,097
Cardiovascular
United States	49,009	49,993	133,288	155,530
Europe	38,054	39,810	111,132	131,187
Rest of World	53,815	65,623	173,062	196,444
	140,878	155,426	417,482	483,161
Neuromodulation
United States	79,854	88,433	197,345	245,870
Europe	10,475	10,425	27,474	34,080
Rest of World	8,079	13,685	20,458	31,511
	98,408	112,543	245,277	311,461
Other	797	641	1,927	1,958
Totals
United States	128,863	138,426	330,633	401,400
Europe (1)	48,529	50,235	138,606	165,267
Rest of World	62,691	79,949	195,447	229,913
Total (2)	$240,083	$268,610	$664,686	$796,580
(1)Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in Rest of World.
(2)No single customer represented over 10% of our consolidated net sales. No country’s net sales exceeded 10% of our consolidated sales except for the U.S.

The table below presents a reconciliation of segment income from continuing operations to consolidated (loss) income from continuing operations before tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cardiovascular	$(7,311)	$36,180	$(8,037)	$47,289
Neuromodulation	21,154	30,010	82,294	52,260
Other	(10,921)	(21,869)	(58,407)	(75,845)
Total reportable segment income from continuing operations	2,922	44,321	15,850	23,704
Merger and integration expenses	1,094	6,716	6,616	14,345
Restructuring expenses	(349)	698	2,025	4,563
Amortization of intangibles	9,685	11,146	29,346	29,690
Operating (loss) income from continuing operations	(7,508)	25,761	(22,137)	(24,894)
Interest income	47	151	482	624
Interest expense	(14,673)	(4,774)	(25,237)	(10,490)
Foreign exchange and other gains (losses)	3,420	327	507	(795)
(Loss) income from continuing operations before tax	$(18,714)	$21,465	$(46,385)	$(35,555)
Assets by segment are as follows (in thousands):

	September 30, 2020	December 31, 2019
Cardiovascular	$1,463,523	$1,546,520
Neuromodulation	668,899	749,069
Other	389,326	116,208
Total assets	$2,521,748	$2,411,797
Capital expenditures by segment are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cardiovascular	$7,040	$5,178	$17,777	$13,564
Neuromodulation	1,210	136	7,285	666
Other	967	691	3,174	2,571
Total	$9,217	$6,005	$28,236	$16,801
The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2020 were as follows (in thousands):

	Neuromodulation	Cardiovascular	Total
December 31, 2019	$398,754	$517,040	$915,794
Foreign currency adjustments	—	2,684	2,684
September 30, 2020	$398,754	$519,724	$918,478
Property, plant and equipment, net by geography are as follows (in thousands):

	September 30, 2020	December 31, 2019
United States	$64,620	$61,410
Europe	116,746	110,270
Rest of World	9,143	9,674
Total	$190,509	$181,354

Note 16. Supplemental Financial Information
Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$48,325	$45,225
Work-in-process	18,949	14,581
Finished goods	110,817	104,348
	$178,091	$164,154
As of September 30, 2020 and December 31, 2019, inventories include adjustments totaling $14.5 million and $12.7 million, respectively, to record balances at lower of cost or net realizable value.
Accrued liabilities and other consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Contingent consideration (1)	$16,571	$22,953
Legal and administrative costs	14,034	11,066
Operating lease liabilities	11,941	11,110
Contract liabilities	7,723	6,728
Research and development costs	5,328	5,160
Provisions for agents, returns and other	3,772	3,922
Restructuring related liabilities (2)	1,813	4,315
Product remediation (3)	1,715	3,251
Derivative contract liabilities (4)	1,338	3,173
CRM purchase price adjustment payable to MicroPort Scientific Corporation	—	14,891
Other accrued expenses	34,073	33,531
	$98,308	$120,100
(1)Refer to “Note 7. Fair Value Measurements”
(2)Refer to “Note 4. Restructuring”
(3)Refer to “Note 5. Product Remediation Liability”
(4)Refer to “ Note 9. Derivatives and Risk Management”
As of September 30, 2020 and December 31, 2019, contract liabilities of $9.5 million and $8.6 million, respectively, are included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

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
While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, our sales and operating results for the third quarter of 2020 were materially adversely impacted. We are seeing signs of stabilization in certain geographies as elective surgeries resume and expect this trend to continue on a global basis during the fourth quarter of 2020. We expect elective procedure recovery rates to vary by country, and to be impacted by COVID-19 case volumes, hospital occupancy and staffing levels, patient’s willingness to re-book previously deferred procedures, travel restrictions, transportation limitations, quarantine restrictions, economic uncertainty and potential COVID-19 resurgence. Further cancellations or delays could materially adversely impact our business, results of operations and overall financial performance.
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
During the second quarter of 2020 the majority of our RECOVER clinical study sites and their corresponding surgical centers were completely closed, though we continued to maintain engagement, including activating more sites for enrollment and also, identifying and consenting patients at existing sites. During the third quarter, sites and surgical centers began to open and currently 90% are completely open. We presently expect implants to continue to return during the fourth quarter of 2020 as study sites are able to progress consented patients and will resume more fully in 2021. However, there can be no assurance that there will not be additional closures of such sites in the future.
Additionally, our ANTHEM-HFrEF international pivotal trial was temporarily paused in March due to COVID-19 restrictions after randomizing just over 200 patients. During the second quarter of 2020, we were able to re-initiate enrollment and screening activities in more than half of the sites and continue to progress as we monitor relevant conditions at medical centers participating in the trial.
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
We believe that implementing cost reduction efforts will help us mitigate the impact that reduced revenues may have on our fiscal 2020 operating income. We are reducing expenses by evaluating whether projects and initiatives are critical to meet the current needs of the Company, protecting strategic priorities for future growth, reducing discretionary spending and tightening management of personnel costs.
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
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of October 29, 2020, including the cases encompassed in the settlement framework described above that have not yet been dismissed, we are aware of approximately 85 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. This includes cases that have settled but have not yet been dismissed. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
At September 30, 2020, the provision for these matters was $46.3 million. While the amount accrued represents our best estimate, the actual liability for resolution of these matters may vary from our estimate.

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
Heart Valves
In July 2020, we announced that the advanced Perceval Plus sutureless surgical aortic heart valve is available for commercial release in Europe, having successfully completed a one-year limited launch with initial real-world clinical data gathering. This next-generation valve facilitates minimally invasive cardiac surgery to make sutureless aortic valve replacement available to a wide patient population. Key innovations with Perceval Plus include the anticalcification treatment for valve durability, along with design changes intended to improve patient outcomes.

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

Other
Brexit
On January 31, 2020, the UK departed from the EU (in a move commonly referred to as “Brexit”), and the UK entered a transition period that is scheduled to end on December 31, 2020. During the transition period, the UK will cease to be an EU member but the trading relationship will remain the same under the EU's rules. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the EU markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for medical device companies and increased restrictions on imports and exports throughout Europe. This could adversely affect our ability to conduct and expand our operations in Europe and may have an adverse effect on our business, financial condition and results of operations.
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

Results of Operations
The following table summarizes our condensed consolidated results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$240,083	$268,610	$664,686	$796,580
Costs and expenses:
Cost of sales - exclusive of amortization	86,467	86,128	212,152	245,324
Product remediation	1,133	3,076	6,868	11,136
Selling, general and administrative	99,199	123,015	317,424	375,932
Research and development	47,368	45,904	108,422	124,023
Merger and integration expenses	1,094	6,716	6,616	14,345
Restructuring expenses	(349)	698	2,025	4,563
Impairment of intangible assets	—	—	—	50,295
Amortization of intangibles	9,685	11,146	29,346	29,690
Litigation provision, net	2,994	(33,834)	3,970	(33,834)
Operating (loss) income from continuing operations	(7,508)	25,761	(22,137)	(24,894)
Interest income	47	151	482	624
Interest expense	(14,673)	(4,774)	(25,237)	(10,490)
Foreign exchange and other gains (losses)	3,420	327	507	(795)
(Loss) income from continuing operations before tax	(18,714)	21,465	(46,385)	(35,555)
Income tax (benefit) expense	(3,990)	(10,653)	17,581	(23,431)
Losses from equity method investments	(48)	—	(221)	—
Net (loss) income from continuing operations	(14,772)	32,118	(64,187)	(12,124)
Net (loss) income from discontinued operations, net of tax	—	—	(995)	178
Net (loss) income	$(14,772)	$32,118	$(65,182)	$(11,946)

Net Sales
The table below presents net sales by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Cardiopulmonary
United States	$33,549	$39,054	(14.1)%	$96,223	$119,580	(19.5)%
Europe	29,947	30,052	(0.3)%	87,475	99,933	(12.5)%
Rest of World	43,704	50,908	(14.2)%	140,925	152,650	(7.7)%
	107,200	120,014	(10.7)%	324,623	372,163	(12.8)%
Heart Valves
United States	3,129	4,626	(32.4)%	8,990	13,660	(34.2)%
Europe	7,945	9,572	(17.0)%	22,822	30,757	(25.8)%
Rest of World	10,062	14,679	(31.5)%	32,001	43,484	(26.4)%
	21,136	28,877	(26.8)%	63,813	87,901	(27.4)%
Advanced Circulatory Support
United States	12,331	6,313	95.3%	28,075	22,290	26.0%
Europe	162	186	(12.9)%	835	497	68.0%
Rest of World	49	36	36.1%	136	310	(56.1)%
	12,542	6,535	91.9%	29,046	23,097	25.8%
Cardiovascular
United States	49,009	49,993	(2.0)%	133,288	155,530	(14.3)%
Europe	38,054	39,810	(4.4)%	111,132	131,187	(15.3)%
Rest of World	53,815	65,623	(18.0)%	173,062	196,444	(11.9)%
	140,878	155,426	(9.4)%	417,482	483,161	(13.6)%
Neuromodulation
United States	79,854	88,433	(9.7)%	197,345	245,870	(19.7)%
Europe	10,475	10,425	0.5%	27,474	34,080	(19.4)%
Rest of World	8,079	13,685	(41.0)%	20,458	31,511	(35.1)%
	98,408	112,543	(12.6)%	245,277	311,461	(21.2)%
Other	797	641	24.3%	1,927	1,958	(1.6)%
Totals
United States	128,863	138,426	(6.9)%	330,633	401,400	(17.6)%
Europe (1)	48,529	50,235	(3.4)%	138,606	165,267	(16.1)%
Rest of World	62,691	79,949	(21.6)%	195,447	229,913	(15.0)%
Total	$240,083	$268,610	(10.6)%	$664,686	$796,580	(16.6)%
(1)Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in “Rest of World.”

The table below presents segment income from continuing operations (in thousands, except for percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Cardiovascular	$(7,311)	$36,180	(120.2)%	$(8,037)	$47,289	(117.0)%
Neuromodulation	21,154	30,010	(29.5)%	82,294	52,260	57.5%
Other	(10,921)	(21,869)	(50.1)%	(58,407)	(75,845)	(23.0)%
Total reportable segment income from continuing operations (1)	$2,922	$44,321	(93.4)%	$15,850	$23,704	(33.1)%
(1)For a reconciliation of segment income from continuing operations to (loss) income from continuing operations before tax refer to “Note 15. Geographic and Segment Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cardiovascular
Cardiovascular net sales for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 decreased 9.4% and 13.6%, respectively, largely due to the impact of COVID-19. The decline in net sales for the three and nine month periods were due to declines in Cardiopulmonary sales of 10.7% and 12.8%, respectively. Cardiopulmonary sales of $107.2 million and $324.6 million for the three and nine months ended September 30, 2020 were negatively impacted by declines in HLM and oxygenator sales. HLM sales were negatively impacted due to COVID-19 impacts on hospital budgets for capital equipment, while Oxygenator sales were negatively impacted by a decline of non-emergent cardiac surgery procedures globally. Heart Valves sales of $21.1 million and $63.8 million for the three and nine months ended September 30, 2020 declined by $7.7 million and $24.1 million, respectively, primarily due to declines in sales of Perceval and other tissue valves due to a decline in cardiac surgery procedures globally due to COVID-19. Advanced Circulatory Support sales of $12.5 million and $29.0 million for the three and nine months ended September 30, 2020 increased 91.9% and 25.8%, respectively, resulting from the full U.S. commercial release of LifeSPARC during the third quarter of 2020.
Cardiovascular operating income for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 decreased primarily due to the receipt of insurance recovery proceeds related to the litigation involving our 3T device of $33.8 million during the three months ended September 30, 2019 as well as a decline in net sales, as discussed above, partially offset by a decrease in 3T legal expenses.
Neuromodulation
Neuromodulation net sales for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 decreased 12.6% and 21.2%, respectively. The decrease in net sales for the three and nine months ended September 30, 2020 was primarily due to declines in both new patient and end of service implants globally as patients and physicians delayed implant procedures due to COVID-19.
Neuromodulation operating income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 decreased primarily related to a decline in net sales, as discussed above. Neuromodulation operating income for the nine months ended September 30, 2020 increased compared to the nine months ended September 30, 2019 due to an increase in operating income resulting from the net impact of the change in fair value of contingent consideration arrangements of $28.0 million as well as a $50.3 million impairment of an IPR&D asset during the nine months ended September 30, 2019, partially offset by overall declines in net sales.

Cost of Sales and Expenses
The table below presents our comparative cost of sales and significant expenses as a percentage of sales:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Cost of sales - exclusive of amortization	36.0%	32.1%	3.9%	31.9%	30.8%	1.1%
Product remediation	0.5%	1.1%	(0.6)%	1.0%	1.4%	(0.4)%
Selling, general and administrative	41.3%	45.8%	(4.5)%	47.8%	47.2%	0.6%
Research and development	19.7%	17.1%	2.6%	16.3%	15.6%	0.7%
Merger and integration expenses	0.5%	2.5%	(2.0)%	1.0%	1.8%	(0.8)%
Restructuring expenses	(0.1)%	0.3%	(0.4)%	0.3%	0.6%	(0.3)%
Impairment of intangible assets	—%	—%	—%	—%	6.3%	(6.3)%
Amortization of intangibles	4.0%	4.1%	(0.1)%	4.4%	3.7%	0.7%
Litigation provision, net	1.2%	(12.6)%	13.8%	0.6%	(4.2)%	4.8%
Cost of Sales - Exclusive of Amortization
Cost of sales consisted primarily of direct labor, allocated manufacturing overhead and the acquisition cost of raw materials and components. Cost of sales as a percentage of net sales for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 increased primarily due to product mix and unfavorable manufacturing variances of $7.0 million and $13.0 million for the three and nine months ended September 30, 2020, respectively, due to the decline in demand resulting from COVID-19 with these increases for the nine months ended September 30,2020 compared to the nine months ending September 30, 2019 partially offset by a decrease in cost of sales resulting from the net impact of the change in fair value of sales-based contingent consideration arrangements of $18.3 million.
Selling, General and Administrative
SG&A expenses consisted of sales, marketing, general and administrative activities. SG&A expenses as a percentage of net sales for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 decreased primarily due to sales and marketing cost reductions resulting from COVID-19 as well as a decrease in 3T legal expenses, the settlement of tax litigation that resulted in the reversal of a tax penalty of $4.3 million in the third quarter of 2020 and cost containment actions.
Merger and Integration (“M&I”) Expenses
M&I expenses consist primarily of costs associated with computer systems integration efforts, organizational structure integration, synergy and tax planning. M&I expenses as a percentage of net sales for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 decreased primarily due to the completion of certain integration activities associated with our merger and acquisitions.
Research and Development (“R&D”) Expenses
R&D expenses consist of product design and development efforts, clinical study programs and regulatory activities, which are essential to our strategic portfolio initiatives, including DTD, obstructive sleep apnea and heart failure. R&D expenses as a percentage of net sales for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 increased primarily due to a decline in net sales as well as an increase in R&D expense resulting from the net impact of changes in fair value of milestone-based contingent consideration arrangements of $6.3 million, partially offset by $2.8 million in R&D expenses incurred in the prior year period associated with the Company’s former TMVR program, the impact of COVID-19 on our clinical studies, as well as a decrease in certain 2019 costs for increased investment in Epilepsy.
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

Litigation Provision, Net
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
Our effective income tax rate from continuing operations for the three and nine months ended September 30, 2020 was 21.3% and (37.9)% compared with (49.6)% and 65.9% for the three and nine months ended September 30, 2019, respectively. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
We continually assess the realizability of our worldwide deferred tax asset and valuation allowance positions, and when the need arises, we establish or release valuation allowances accordingly.
Compared with the three months ended September 30, 2019, the change in the effective tax rate for the three months ended September 30, 2020 was primarily attributable to a discrete tax benefit due to the release of the uncertain tax position upon the settlement of tax litigation in Italy offset by a valuation allowance for certain jurisdictions outside the U.S., as compared to a U.S. federal tax benefit from a return to provision reconciliation, partially offset by the establishment of a valuation allowance for a portion of the U.S. federal and state net operating losses during the three months ended September 30, 2019. We established valuation allowances as is more likely than not that we will be unable to realize the related historical deferred tax assets.
Compared with the nine months ended September 30, 2019, the change in the effective tax rate for the nine months ended September 30, 2020 was primarily attributable to a $42.4 million realized discrete tax benefit related to the CARES Act and the discrete tax benefit due to the release of the uncertain tax position upon the settlement of tax litigation in Italy offset by the establishment of a $74.5 million valuation allowance for the U.K. and other jurisdictions outside the U.S., as compared to a release of uncertain tax positions and a U.S. federal tax benefit from a return to provision reconciliation, partly offset by the establishment of a valuation allowance for a portion of the U.S. federal and state net operating losses and attributes during the nine months ended September 30, 2019.

Liquidity and Capital Resources
In June 2020, we raised combined net proceeds of $699.7 million from our Term Loan and Notes borrowings. Additionally, we utilized the combined net proceeds to repay $525.4 million of aggregate outstanding principal. Refer to “Note 8. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt and debt transactions. As of September 30, 2020, our cash and cash equivalents was $227.8 million.
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
  No provision has been made for income taxes on unremitted earnings of our foreign controlled subsidiaries (non-UK subsidiaries) as of September 30, 2020. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries or certain other transactions, we may be liable for income taxes. However, the tax liability on future distributions should not be significant as most jurisdictions with unremitted earnings have various participation exemptions or no withholding tax.

Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase in the balance of cash and cash equivalents were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating activities	$(116,407)	$(94,008)
Investing activities	(33,337)	(30,519)
Financing activities	315,927	153,741
Effect of exchange rate changes on cash and cash equivalents	491	(1,105)
Net increase in cash and cash equivalents	$166,674	$28,109
Operating Activities
Cash used in operating activities during the nine months ended September 30, 2020 increased by $22.4 million as compared to the same prior-year period. The increase is primarily due to a decrease in net income adjusted for non-cash items, partially offset by improved working capital management.
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2020 increased $2.8 million as compared to the same prior-year period. The increase is primarily due to an increase in purchases of property, plant and equipment of $11.6 million and the purchase of an investment and loans to investees totaling $5.1 million, partially offset by $10.8 million in cash paid for acquisitions and $3.2 million for purchases of intangible assets in 2019.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2020 increased $162.2 million as compared to the same prior-year period. The increase is primarily due to an increase in net borrowings and associated costs of $210.8 million and a decrease in payments of contingent consideration of $9.1 million, partially offset by the purchase of a capped call associated with our Notes of $43.1 million and a closing adjustment payment for the sale of our former CRM business of $14.9 million.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.
(b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 10. Commitments and Contingencies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2019 Annual Report on Form 10-K or in Part II Item 1A in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 and June 30, 2020, except as noted below. Those risk factors disclosed in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.
Risks Related to our Business
Shareholder activists could cause a disruption to our business.
In mid-October 2020, an activist investor indicated its concerns with, among other things, our capital allocation, reporting transparency on sub segment operating margins, corporate governance and leadership. In the future, our business, operating results or financial condition could be adversely affected because activist proposals can be a significant distraction for our management and employees and may require us to expend significant time and resources. Shareholder activists may create uncertainty for our employees, investors and customers, additional risk and uncertainties with respect to our financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also may affect the market price and volatility of our securities.
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
Per “Recent Developments Regarding COVID-19” within “Note 1. Unaudited Condensed Consolidated Financial Statements” and “COVID-19” under “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” our sales and operating results for the third quarter of 2020 were materially adversely impacted. While we are seeing signs of stabilization in certain geographies as elective surgeries resume and expect this trend to continue on a global basis during the fourth quarter of 2020, recovery rates may vary and the ultimate health and economic impact of COVID-19 is uncertain. In certain geographies, hospital systems continue to prioritize treatment of COVID-19 patients and otherwise comply with government guidelines, thereby resulting in the suspension or cancellation of elective medical procedures, which has caused a reduction in sales of these products. To the extent individuals and hospital systems continue to de-prioritize, delay or cancel these procedures, or if unemployment or loss of insurance coverage adversely impacts an individual’s ability to pay for our products and services, our business, cash flows, financial condition and results of operations will continue to be negatively affected. Further, the COVID-19 pandemic is straining hospital systems around the world, resulting in adverse financial impacts to those systems that could result in reduced future expenditures for our products. Clinical trials generally have paused or slowed enrollment due to facility closures and governmental restrictions, which will delay enrollment and timelines, and although many facilities have begun to reopen, there can be no assurance that there will not be additional closures in the future.
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
Our gross revenues and net profits attributable to the above-mentioned Iranian activities were $2.3 million and $0.8 million for the three months ended September 30, 2020, respectively, and $6.3 million and $2.3 million for the nine months ended September 30, 2020, respectively.
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

Exhibit Number	Document Description
10.1*†	Form of Long Term Incentive Plan Restricted Stock Unit Award Agreement
10.2*†	Form of Long Term Incentive Plan Performance Stock Unit Award Agreement
10.3*†	Form of Long Term Incentive Plan Stock Appreciation Right Award Agreement
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2020 and September 30, 2019, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and September 30, 2019, (iii) the Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30 2020 and September 30, 2019, and (vi) the Notes to the Condensed Consolidated Financial Statements
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: October 29, 2020	By:	/s/ DAMIEN MCDONALD
Damien McDonald
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: October 29, 2020	By:	/s/ THAD HUSTON
Thad Huston
Chief Financial Officer
(Principal Financial Officer)