Form 10-Q
period 2021-03-31
LivaNova PLC
filed 2021-04-28
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at April 22, 2021
Ordinary Shares - £1.00 par value per share	48,856,606

LIVANOVA PLC
In this Quarterly Report on Form 10-Q, “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.
This report may contain references to our proprietary intellectual property, including among others:
•Trademarks for our VNS therapy systems, the VNS Therapy® System, the VITARIA® System and our proprietary pulse generator products: Model 102 (Pulse®), Model 102R (Pulse Duo®), Model 103 (Demipulse®), Model 104 (Demipulse Duo®), Model 106 (AspireSR®), Model 1000 (SenTiva®), Model 1000-D (SenTiva® Duo), Model 7103 (VITARIA® and TitrationAssist™) and Model 8103 (Symmetry®).
•Trademarks for our Cardiopulmonary product systems: S5® heart-lung machine, S3® heart-lung machine, S5 Pro™ heart-lung machine, B-Capta®, Inspire®, Heartlink®, XTRA® Autotransfusion System, 3T Heater-Cooler®, Connect™ and Revolution®.
•Trademarks for our line of surgical tissue and mechanical valve replacements and repair products: Mitroflow®, Crown PRT®, Solo Smart™, Perceval®, Perceval® Plus, Miami Instruments™, Top Hat®, Reduced Series Aortic Valves™, Carbomedics Carbo-Seal®, Carbo-Seal Valsalva®, Carbomedics Standard®, Orbis™ and Optiform®, and Mitral valve repair products: Memo3D®, Memo3D ReChord™, MEMO 4D®, AnnuloFlo®, AnnuloFlex®, Bicarbon Slimline™, Bicarbon Fitline™ and Bicarbon Overline®.
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
Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this and our other Quarterly Reports on Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three months ended March 31, 2021 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2020 Form 10-K and in our Quarterly Reports on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$247,603	$242,397
Costs and expenses:
Cost of sales - exclusive of amortization	79,216	68,923
Product remediation	68	1,466
Selling, general and administrative	112,618	120,177
Research and development	44,625	35,902
Merger and integration expenses	630	3,474
Restructuring expenses	6,092	1,580
Revaluation of disposal group	(966)	—
Amortization of intangibles	6,699	10,267
Litigation provision, net	3,044	—
Operating (loss) income from continuing operations	(4,423)	608
Interest income	(74)	148
Interest expense	(15,936)	(4,849)
Foreign exchange and other losses	(6,369)	(1,914)
Loss from continuing operations before tax	(26,802)	(6,007)
Income tax expense (benefit)	2,856	(44,714)
Losses from equity method investments	(40)	(129)
Net (loss) income from continuing operations	(29,698)	38,578
Net loss from discontinued operations, net of tax	—	(995)
Net (loss) income	$(29,698)	$37,583

Basic (loss) income per share:
Continuing operations	$(0.61)	$0.80
Discontinued operations	—	(0.02)
	$(0.61)	$0.78

Diluted (loss) income per share:
Continuing operations	$(0.61)	$0.79
Discontinued operations	—	(0.02)
	$(0.61)	$0.77

Shares used in computing basic (loss) income per share	48,736	48,485
Shares used in computing diluted (loss) income per share	48,736	48,769
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(29,698)	$37,583
Other comprehensive income (loss):
Net change in unrealized gain (loss) on derivatives	(335)	(1,356)
Tax effect	339	325
Net of tax	4	(1,031)
Foreign currency translation adjustment	(25,875)	(32,100)
Total other comprehensive income (loss)	(25,871)	(33,131)
Total comprehensive income (loss)	$(55,569)	$4,452

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$252,539	$252,832
Accounts receivable, net of allowance of $11,268 at March 31, 2021 and $10,310 at December 31, 2020	180,707	184,356
Inventories	124,523	126,675
Prepaid and refundable taxes	36,632	60,240
Assets held for sale	67,475	70,539
Prepaid expenses and other current assets	28,754	24,792
Total Current Assets	690,630	719,434
Property, plant and equipment, net	157,892	163,805
Goodwill	909,992	922,318
Intangible assets, net	423,850	437,636
Operating lease assets	49,861	50,525
Investments	36,772	31,094
Deferred tax assets	2,921	2,990
Long-term derivative assets	84,852	72,302
Other assets	12,399	11,247
Total Assets	$2,369,169	$2,411,351
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$11,788	$13,343
Accounts payable	62,448	73,668
Accrued liabilities and other	92,034	95,408
Current litigation provision liability	26,570	28,612
Taxes payable	18,538	16,463
Accrued employee compensation and related benefits	56,860	51,879
Liabilities held for sale	27,118	29,679
Total Current Liabilities	295,356	309,052
Long-term debt obligations	646,369	642,298
Contingent consideration	89,847	89,850
Litigation provision liability	7,740	7,878
Deferred tax liabilities	8,151	8,915
Long-term operating lease liabilities	42,332	42,221
Long-term employee compensation and related benefits	19,010	20,628
Long-term derivative liabilities	148,283	121,940
Other long-term liabilities	46,324	49,740
Total Liabilities	1,303,412	1,292,522
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 49,454,726 shares issued and 48,844,543 shares outstanding at March 31, 2021; 49,447,473 shares issued and 48,655,863 shares outstanding at December 31, 2020	76,310	76,300
Additional paid-in capital	1,770,407	1,768,156
Accumulated other comprehensive income	1,938	27,809
Accumulated deficit	(782,100)	(752,402)
Treasury stock at cost, 610,183 ordinary shares at March 31, 2021; 791,610 ordinary shares at December 31, 2020	(798)	(1,034)
Total Stockholders’ Equity	1,065,757	1,118,829
Total Liabilities and Stockholders’ Equity	$2,369,169	$2,411,351
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net (loss) income	$(29,698)	$37,583
Non-cash items included in net loss:
Remeasurement of derivative instruments	7,268	(9,752)
Stock-based compensation	9,536	9,043
Amortization	6,699	10,267
Depreciation	6,079	6,796
Amortization of operating lease assets	5,389	3,136
Remeasurement of Respicardia investment and loan	(4,640)	—
Amortization of debt issuance costs	4,409	543
Remeasurement of contingent consideration to fair value	453	(17,283)
Deferred tax expense (benefit)	37	(22,884)
Other	673	(1,968)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,372)	24,336
Inventories	(2,900)	(12,513)
Other current and non-current assets	26,820	(15,948)
Accounts payable and accrued current and non-current liabilities	(1,858)	(1,792)
Taxes payable	(3,337)	—
Litigation provision liability	(2,078)	(115,609)
Net cash provided by (used in) operating activities	19,480	(106,045)
Investing Activities:
Purchases of property, plant and equipment	(8,220)	(8,597)
Purchase of investments	(1,800)	(3,000)
Proceeds from asset sales	162	834
Other	—	(322)
Net cash used in investing activities	(9,858)	(11,085)
Financing Activities:
Payment of contingent consideration	(4,387)	(4,604)
Shares repurchased from employees for minimum tax withholding	(3,740)	(3,997)
Change in short-term borrowing, net	(643)	(2,477)
Proceeds from long-term debt obligations	—	162,899
Proceeds from short term borrowings (maturities greater than 90 days)	—	46,115
Closing adjustment payment for sale of CRM business	—	(14,891)
Other	442	48
Net cash (used in) provided by financing activities	(8,328)	183,093
Effect of exchange rate changes on cash and cash equivalents	(1,587)	(1,277)
Net (decrease) increase in cash and cash equivalents	(293)	64,686
Cash and cash equivalents at beginning of period	252,832	61,137
Cash and cash equivalents at end of period	$252,539	$125,823
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of, and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2020 has been derived from audited financial statements contained in our 2020 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries, for the three months ended March 31, 2021, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our 2020 Form 10-K.
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
We observed improving market dynamics during the first quarter of 2021, especially in the Unites States; however, we continue to be impacted in regions with COVID-19 case rate variability. We expect the recovery to continue during the remainder of the year as patients and their caregivers return to in-person physician visits and procedure volumes improve.
Reclassifications
We have reclassified certain prior period amounts for comparative purposes. These reclassifications did not have a material effect on our financial condition, results of operations or cash flows.
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” and “Note 3. Revenue Recognition” of our 2020 Form 10-K.

Note 2. Assets and Liabilities Held For Sale
Heart Valves
On December 2, 2020, LivaNova entered into a Share and Asset Purchase Agreement (“Purchase Agreement”) with Mitral Holdco S.à r.l. (the “Purchaser”), a company incorporated under the laws of Luxembourg and wholly owned and controlled by funds advised by Gyrus Capital S.A., a Swiss private equity firm. The Purchase Agreement provides for the divestiture of certain of LivaNova’s subsidiaries as well as certain other assets and liabilities relating to the Company’s Heart Valve business and site management operations conducted by the Company’s subsidiary LivaNova Site Management S.r.l. (“LSM”) at the Company’s Saluggia campus. The purchase price of €60.0 million (approximately $70.4 million as of March 31, 2021) will be payable in two tranches: €50.0 million (approximately $58.7 million as of March 31, 2021) payable at closing, subject to customary trade working capital and net indebtedness adjustments, as set forth in the Purchase Agreement, and an additional €10.0 million (approximately $11.7 million as of March 31, 2021) payable on December 30, 2022.
On April 9, 2021, LivaNova and the Purchaser entered into an Amended and Restated Share and Asset Purchase Agreement (the “A&R Purchase Agreement”) which amends and restates the original Purchase Agreement to, among other things, defer the closing of the sale and purchase of LSM by up to two years and include or amend certain additional terms relating to such deferral, including certain amendments relating to the potential hazardous substances liabilities of LSM and the related expense reimbursement provisions.

In addition, the A&R Purchase Agreement includes certain amendments relating to mechanics and timing for the initial closing of the transaction and subsequent closings of the local businesses. The initial closing of the transaction with respect to the heart valve business is expected to occur in the first half of 2021.
As a result of entering into the Purchase Agreement, during the fourth quarter of 2020 the Company concluded that the assets and liabilities of the Heart Valve business being sold meet the criteria to be classified as held for sale. As a result, we recognized an impairment of $180.2 million during the fourth quarter of 2020 to record the Heart Valves disposal group at fair value less estimated cost to sell. During the first quarter of 2021 we increased the carrying value of the disposal group by $1.0 million.
The major classes of assets and liabilities held for sale on the consolidated balance sheet as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable, net	$20,280	$20,059
Inventories	44,623	45,081
Prepaid and refundable taxes	2,901	2,751
Prepaid expenses and other current assets	2,488	2,436
Property, plant and equipment, net	24,672	25,042
Intangible assets, net	150,197	153,632
Deferred tax assets	—	—
Operating lease assets	1,508	1,698
Impairment charge of disposal group	(179,194)	(180,160)
Total assets held for sale	$67,475	$70,539

Accounts payable	$7,492	$9,518
Accrued liabilities and other	3,743	4,205
Taxes payable	543	363
Accrued employee compensation and related benefits	8,829	8,781
Deferred tax liabilities	614	671
Long-term employee compensation and related benefits	5,038	4,994
Long-term operating lease liabilities	531	841
Other long-term liabilities	328	306
Total liabilities held for sale	$27,118	$29,679

Note 3. Restructuring
We initiate restructuring plans to leverage economies of scale, streamline distribution and logistics, and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these plans were reported as restructuring expenses in the operating results of our condensed consolidated statements of income (loss).
During the fourth quarter of 2020, we initiated a reorganization plan (the “2020 Plan”) to reduce our cost structure. We incurred restructuring expenses of $5.3 million during the three months ended December 31, 2020 primarily associated with severance costs for 54 employees, and $6.1 million during the three months ended March 31, 2021 primarily associated with severance costs for 12 additional employees under the 2020 Plan and lease abandonment costs.

The following table provides a reconciliation of the beginning and ending balance of the accruals and other reserves recorded in connection with our restructuring plans included within accrued liabilities and other and other long-term liabilities on the condensed consolidated balance sheet (in thousands):

	Employee Severance and Other Termination Costs	Other	Total
Balance at December 31, 2020	$5,749	$546	$6,295
Charges	4,110	1,982	6,092
Cash payments and other	(4,652)	(2,129)	(6,781)
Balance at March 31, 2021	$5,207	$399	$5,606

The following table presents restructuring expense by reportable segment (in thousands):

	Three Months Ended March 31,
	2021	2020
Cardiovascular	$1,896	$686
Neuromodulation	1,210	503
Other	2,986	391
Total	$6,092	$1,580

Note 4. Investments
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

	March 31, 2021	December 31, 2020
Respicardia Inc. (1) (2)	$21,796	$17,706
ALung Technologies, Inc. (3)	3,000	3,000
Ceribell, Inc.	3,000	3,000
ShiraTronics, Inc.	2,045	2,045
Noctrix Health, Inc.	3,159	1,359
MD Start II	1,174	1,227
Rainbow Medical Ltd.	1,149	1,201
Highlife S.A.S.	1,113	1,163
	36,436	30,701
Equity method investment	336	393
	$36,772	$31,094
(1)Respicardia Inc. (“Respicardia”) is a privately funded U.S. company developing an implantable device designed to restore a more natural breathing pattern during sleep in patients with central sleep apnea by transvenously stimulating the phrenic nerve. We have a loan outstanding to Respicardia, with a carrying amount of $1.3 million and $0.8 million as of March 31, 2021 and December 31, 2020, respectively, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
(2)In April 2021, Zoll Medical Corporation acquired Respicardia Inc. As a result of the acquisition we received proceeds of $23.1 million for our investment and loan receivable with carrying values of $17.7 million and $0.8 million as of December 31, 2020, respectively. The Company recorded a gain of $4.6 million during the first quarter of 2021 to adjust the investment and loans receivable to fair value, which is included in foreign exchange and other losses on the condensed consolidated statement of income (loss).
(3)ALung Technologies, Inc. (“ALung”) is a privately held medical device company focused on creating advanced medical devices for treating respiratory failure. ALung’s Hemolung Respiratory Assist System is a dialysis-like alternative or supplement to mechanical ventilation which removes carbon dioxide directly from the blood in patients with acute respiratory failure. We have a loan outstanding to ALung, with a carrying amount of $2.5 million and $2.5 million as of March 31, 2021 and December 31, 2020, respectively, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Note 5. Fair Value Measurements
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2021 and 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of March 31, 2021	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (foreign currency exchange rate “FX”)	$1,379	$—	$1,379	$—
Derivative assets - freestanding instruments (FX)	863	—	863	—
Derivative assets - capped call derivatives	84,852	—	—	84,852
Convertible notes receivable	2,758	—	—	2,758
	$89,852	$—	$2,242	$87,610

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$724	$—	$724	$—
Derivative liabilities - freestanding instruments (interest rate swaps)	36	—	36	—
Derivative liabilities - freestanding instruments (FX)	705	—	705	—
Derivative liabilities - embedded exchange feature	148,091	—	—	148,091
Derivative liabilities - other	1,123	—	—	1,123
Contingent consideration arrangements	99,271	—	—	99,271
	$249,950	$—	$1,465	$248,485

	Fair Value as of December 31, 2020	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (FX)	$2,893	$—	$2,893	$—
Derivative assets - freestanding instruments (FX)	55	—	55	—
Derivative assets - capped call derivatives	72,302	—	—	72,302
Convertible notes receivable	2,775	—	—	2,775
	$78,025	$—	$2,948	$75,077

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$14	$—	$14	$—
Derivative liabilities - freestanding instruments (interest rate swaps)	74	—	74	—
Derivative liabilities - freestanding instruments (FX)	4,073	—	4,073	—
Derivative liabilities - embedded exchange feature	121,756	—	—	121,756
Derivative liabilities - other	4,290	—	—	4,290
Contingent consideration arrangements	103,818	—	—	103,818
	$234,025	$—	$4,161	$229,864

The following table provides a reconciliation of the beginning and ending balances of our recurring fair value measurements, using significant unobservable inputs (Level 3) (in thousands):

	Capped Call Derivative Asset	Convertible Notes Receivable	Embedded Exchange Feature Derivative Liability	Other Derivative Liabilities	Contingent Consideration Liability Arrangements
As of December 31, 2020	$72,302	$2,775	$121,756	$4,290	$103,818
Payments (1)	—	—	—	—	(5,000)
Changes in fair value	12,550	(17)	26,335	(3,167)	453
Total at March 31, 2021	84,852	2,758	148,091	1,123	99,271
Less current portion at March 31, 2021	—	2,495	—	931	9,424
Long-term portion at March 31, 2021	$84,852	$263	$148,091	$192	$89,847
(1)During the three months ended March 31, 2021, we paid $5.0 million under the contingent consideration arrangement for the acquisition of Miami Instruments, LLC (“Miami Instruments”).
Embedded Exchange Feature and Capped Call Derivatives
In June 2020, the Company issued $287.5 million in cash exchangeable senior notes and entered into related capped call transactions. The cash exchangeable senior notes include an embedded exchange feature that is bifurcated from the cash exchangeable senior notes. Please refer to “Note 6. Financing Arrangements” for further details. The embedded exchange feature derivative is measured at fair value using a binomial lattice model and discounted cash flows that utilize observable and unobservable market data. The capped call derivative is measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including stock price, remaining contractual term, expected volatility, risk-free interest rate and expected dividend yield, as applicable.
The embedded exchange feature and capped call derivatives are classified as Level 3 as the Company uses historical volatility and implied volatility from options traded to determine expected stock price volatility which is an unobservable input that is significant to the valuation. In general, an increase in our stock price or stock price volatility would increase the fair value of the embedded exchange feature and capped call derivatives which would result in an increase in expense. As time to the expiration of the derivatives decreases with passage of time, the fair value of the derivatives would decrease. The future impact on net income depends on how significant inputs such as stock price, stock price volatility and time to the expiration of the derivatives change in relation to other inputs. Changes in the fair value of the embedded exchange feature derivative and capped call derivatives are recognized in foreign exchange and other losses in the condensed consolidated statements of income (loss).
The stock price volatility as of March 31, 2021 was 34%. As of March 31, 2021, a 10% lower volatility, holding other inputs constant, would result in approximate fair value for the embedded exchange feature derivative of $131.7 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $165.6 million. As of March 31, 2021, a 10% lower volatility, holding other inputs constant would result in approximate fair value for the capped call derivatives of $88.9 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $78.5 million.

Contingent Consideration Arrangements
The following table provides the fair value of our Level 3 contingent consideration arrangements by acquisition (in thousands):

	March 31, 2021	December 31, 2020
ImThera Medical, Inc. (“ImThera”)	$89,426	$89,436
CardiacAssist, Inc., doing business as TandemLife (“TandemLife”)	8,942	8,809
Miami Instruments	903	5,573
	$99,271	$103,818
The ImThera business combination involved contingent consideration arrangements composed of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnout is valued using projected sales from our internal strategic plan. Both arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of March 31, 2021:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	6.7%
		Probability of payment	85%
		Projected payment year	2024

Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	12.0%	-	12.7%
		Credit risk discount rate	7.0%	-	7.8%
		Revenue volatility	32.5%
		Probability of payment	85%
		Projected years of earnout	2025	-	2028
The TandemLife business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain regulatory milestones. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs as of March 31, 2021:

TandemLife Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	4.9%
		Probability of payment	70%
		Projected payment year	2021

Note 6. Financing Arrangements
The outstanding principal amount of our long-term debt as of March 31, 2021 and December 31, 2020 was as follows (in thousands, except interest rates):

	March 31, 2021	December 31, 2020	Maturity	Interest Rate
2020 Senior Secured Term Loan	$425,167	$424,002	June 2025	LIBOR (1% Floor)	+	6.50%
2020 Cash Exchangeable Senior Notes	215,145	212,073	December 2025	3.00%
Bank of America Merrill Lynch Banco Múltiplo S.A.	5,901	6,515	July 2021	4.27%
Mediocredito Italiano	5,198	5,406	December 2023	0.50%	-	2.74%
Bank of America, U.S.	2,016	2,019	January 2023	2.75%
Other	641	660
Total long-term facilities	654,068	650,675
Less current portion of long-term debt	7,699	8,377
Total long-term debt	$646,369	$642,298
Revolving Credit
The outstanding principal amount of our short-term unsecured revolving credit agreements and other agreements with various banks was $4.1 million and $5.0 million, at March 31, 2021 and December 31, 2020, respectively, with interest rates ranging from 3.06% to 7.65% and loan terms ranging from overnight to 365 days, as of March 31, 2021.
On December 30, 2020, we entered into the $50.0 million 2020 Revolving Credit Facility for working capital needs. The 2020 Revolving Credit Facility has a maturity of June 30, 2024 and borrowings bear interest at either LIBOR (subject to a 1% floor) plus 5.0% or ABR (subject to a 2% floor) plus 4.0%. There were no borrowings under the 2020 Revolving Credit Facility during the three months ended March 31, 2021. The 2020 Revolving Credit Facility has financial covenants consistent with those of the Term Loan described below.
2020 Senior Secured Term Loan
On June 10, 2020, we entered into a $450.0 million five-year senior secured term loan (the “Term Loan”) through our wholly owned subsidiary LivaNova USA Inc., with funds managed by affiliates of Ares Management Corporation, as administrative agent and collateral agent, resulting in cash proceeds of approximately $421.5 million, net of discounts and issuance costs. The obligations under the Term Loan are guaranteed by LivaNova and its existing and future wholly owned material subsidiaries, and are secured by a perfected security interest in substantially all tangible and intangible assets of LivaNova and certain U.S. and UK subsidiaries of LivaNova, subject in each case to certain exceptions contained in the Term Loan. Borrowings under the Term Loan bear interest at a variable annual rate equal to the three-month LIBOR rate (subject to a 1% floor), plus an applicable margin of 6.5% per annum. The effective interest rate of the Term Loan at March 31, 2021 was 9.05%. The Term Loan will mature on June 30, 2025 and includes certain affirmative, negative and financial covenants. The financial covenants under the Term Loan state (i) the net revenue of LivaNova PLC, LivaNova USA, Inc. and any restricted subsidiaries on a consolidated basis shall not be lower than $700 million for each trailing 12 month period, such threshold to decrease pro rata (not below $550 million) upon prepayments of the Term Loan made by LivaNova USA, Inc. out of the proceeds of certain asset sales, and (ii) the total secured leverage ratio (as defined in the debt agreement) for LivaNova PLC, LivaNova USA, Inc. and any restricted subsidiaries on a consolidated basis shall not be greater than the applicable ratio set forth below:

Test Period	Total Secured Leverage Ratio (1)
4 Quarters ending June 30, 2020 through each fiscal quarter thereafter until (and including) the fiscal quarter ending June 30, 2021	5.625	:	1.00
4 Quarters ending September 30, 2021 and ending each fiscal quarter thereafter	4.5	:	1.00
(1)The secured leverage ratio is calculated as the ratio of (a) debt secured by a lien on assets to (b) Consolidated EBITDA as defined under the Term Loan agreement for the period of four consecutive fiscal quarters ended on the calculation date. The Company was in compliance with all financial covenants as of March 31, 2021, as amended.
Debt discounts and issuance costs related to the Term Loan were approximately $28.5 million and included various legal, bank and accounting fees. Amortization of debt discount and issuance costs was $1.2 million for the three months ended March 31, 2021 and is included in interest expense on the condensed consolidated statement of income (loss). The unamortized discount related to the Term Loan as of March 31, 2021 was $24.8 million.

2020 Cash Exchangeable Senior Notes
On June 17, 2020, our wholly-owned subsidiary, LivaNova USA, Inc., issued $287.5 million aggregate principal amount of 3.00% cash exchangeable senior notes (the “Notes”) by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The sale of the Notes resulted in approximately $278.0 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The effective interest rate of the Notes at March 31, 2021 was 9.95%. The Notes mature on December 15, 2025 unless earlier exchanged, repurchased, or redeemed.
Debt discounts and issuance costs related to the Notes were approximately $82.0 million and included $75.0 million of discount attributable to the embedded exchange feature, discussed below, and $7.0 million of allocated issuance costs to the Notes related to legal, bank and accounting fees. Amortization of debt discount and issuance costs was $3.1 million for the three months ended March 31, 2021 and is included in interest expense on the condensed consolidated statement of income (loss). The unamortized discount related to the Notes as of March 31, 2021 was $72.4 million.
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
Embedded Exchange Feature
The embedded exchange feature of the Notes requires bifurcation from the Notes and is accounted for as a derivative liability. The fair value of the Notes’ embedded exchange feature derivative at the time of issuance was $75.0 million and was recorded as debt discount on the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. The Notes’ embedded exchange feature derivative is carried on the condensed consolidated balance sheets at its estimated fair value and is adjusted at the end of each reporting period, with unrealized gain or loss reflected in the consolidated statements of income (loss). The fair value of the embedded exchange feature derivative liability was $148.1 million as of March 31, 2021.
Capped Call Transactions
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers of the Notes or their respective affiliates. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of LivaNova’s ordinary shares underlying the Notes and are expected generally to offset any cash payments the Company is required to make upon exchange of the Notes in excess of the principal amount thereof in the event that the market value per ordinary share, as measured under the capped call transactions, is greater than the strike price of the capped call transactions, with such offset being subject to an initial cap price of $100.00 per share. The capped call transactions expire on December 15, 2025 and must be settled in cash. The capped calls are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in the condensed consolidated statement of income (loss). The fair value of capped call derivative assets was $84.9 million as of March 31, 2021.
The current and non-current classification is evaluated at each balance sheet date and may change depending on whether any exchange conditions are met. As of March 31, 2021, no exchange conditions have been met and the Notes, embedded exchange feature derivative liability, and the capped call derivative assets are classified as non-current. Please refer to “Note 5. Fair Value

Measurements” for details on the valuation of the embedded exchange feature derivative liability and capped call derivative assets.

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
Freestanding FX Derivative Contracts
The gross notional amount of FX derivative contracts not designated as hedging instruments outstanding at March 31, 2021 and December 31, 2020 was $200.4 million and $352.6 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. We recorded net gains for these freestanding derivatives of $7.7 million and $8.1 million for the three months ended March 31, 2021 and 2020, respectively. These gains are included in foreign exchange and other losses on our condensed consolidated statement of income (loss).
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
The gross notional amounts of open derivative contracts designated as cash flow hedges at March 31, 2021 and December 31, 2020 were as follows (in thousands):

Description of Derivative Contract	March 31, 2021	December 31, 2020
FX derivative contracts to be exchanged for British Pounds	$10,214	$9,545
FX derivative contracts to be exchanged for Japanese Yen	16,209	18,637
FX derivative contracts to be exchanged for Euros	41,325	47,444
	$67,748	$75,626
After-tax net loss associated with derivatives designated as cash flow hedges recorded in the ending balance of AOCI and the amount expected to be reclassified to earnings in the next 12 months are as follows (in thousands):

Description of Derivative Contract	After-Tax Net Gain in AOCI as of March 31, 2021	After-Tax Net Gain in AOCI as of Amount Expected to be Reclassified to Earnings in Next 12 Months
FX derivative contracts	$1,249	$1,249
Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in other comprehensive income (loss) (“OCI”) and the amount reclassified to earnings from AOCI were as follows (in thousands):

		Three Months Ended March 31,
		2021		2020
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings	Losses Recognized in OCI	Losses Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other losses	$(2,223)	$(1,496)	$(2,080)	$(605)
FX derivative contracts	SG&A	—	685	—	(91)
Interest rate swap contracts	Interest expense	—	—	—	(28)
		$(2,223)	$(811)	$(2,080)	$(724)
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

The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

March 31, 2021	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
FX derivative contracts	Prepaid expenses and other current assets	$1,048	Accrued liabilities	$724
FX derivative contracts	Accrued liabilities	331
Total derivatives designated as hedging instruments		1,379		724
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts			Accrued liabilities	36
FX derivative contracts	Prepaid expenses and other current assets	863	Accrued liabilities	705
Capped call derivatives	Other assets	84,852
Embedded exchange feature			Long-term derivative liability	148,091
Other derivatives			Accrued liabilities	931
Other derivatives			Long-term derivative liability	192
Total derivatives not designated as hedging instruments		85,715		149,955
Total derivatives		$87,094		$150,679

December 31, 2020	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
FX derivative contracts	Prepaid expenses and other current assets	$1,998	Accrued liabilities	$14
FX derivative contracts	Accrued liabilities	895
Total derivatives designated as hedging instruments		2,893		14
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts			Accrued liabilities	74
FX derivative contracts	Prepaid expenses and other current assets	55	Accrued liabilities	4,073
Capped call derivatives	Long-term derivative assets	72,302
Embedded exchange feature			Long-term derivative liability	121,756
Other derivatives			Accrued liabilities	4,106
Other derivatives			Long-term derivative liability	184
Total derivatives not designated as hedging instruments		72,357		130,193
Total derivatives		$75,250		$130,207
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
CDC and FDA Safety Communications and Company Field Safety Notice
On October 13, 2016, the Center for Disease Control (the “CDC”) and the FDA separately released safety notifications regarding the 3T devices. The CDC’s Morbidity and Mortality Weekly Report (“MMWR”) and Health Advisory Notice (“HAN”) reported that tests conducted by the CDC and its affiliates indicate that there appears to be genetic similarity between both patient and 3T device strains of the non-tuberculous mycobacterium (“NTM”) bacteria M. chimaera isolated in hospitals in Iowa and Pennsylvania. Citing the geographic separation between the two hospitals referenced in the investigation, the report asserts that 3T devices manufactured prior to August 18, 2014 could have been contaminated during the manufacturing process. The CDC’s HAN and FDA’s Safety Communication, issued contemporaneously with the MMWR report, each assess certain risks associated with 3T devices and provide guidance for providers and patients. The CDC notification states that the decision to use the 3T device during a surgical operation is to be taken by the surgeon based on a risk approach and on patient need. Both the CDC’s and FDA’s communications confirm that 3T devices are critical medical devices and enable doctors to perform life-saving cardiac surgery procedures.
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
On December 31, 2016, we recognized a liability for our product remediation plan related to our 3T device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally in November and December 2016, and furthermore, the cost associated with the plan was reasonably estimable. At March 31, 2021, the product remediation liability was $0.4 million.
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
However, as a result of the above correspondence and publication from ISIN and the publication of potential sites for the national repository, some of the substantial uncertainties regarding the obligation became more certain. In connection with developing the plan required by ISIN, we retained a third party specialist to assist in the estimation of the potential costs. Based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository, was probable and reasonably estimable as of December 31, 2020. Accordingly, in the fourth quarter of 2020, we recognized a $42.2 million provision for this matter. The liability as of December 31, 2020 was $43.0 million which represented the low end of the estimated range of loss of $43.0 million to $55.0 million. At March 31, 2021 the liability was $41.0 million. The decrease in the liability from December 31, 2020 was primarily due to the effects of foreign currency changes during the first quarter of 2021.
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
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of April 28, 2021, including the cases encompassed in the settlement framework described above that have not yet been dismissed, we are aware of approximately 85 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. This number includes cases that have settled but have not yet been dismissed. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
At March 31, 2021, the provision for these matters was $34.3 million. While the amount accrued represents our best estimate for those filed and unfiled claims that are both probable and estimable, the actual liability for resolution of these matters may vary from our estimate.
Changes in the carrying amount of the litigation provision liability are as follows (in thousands):

Total litigation provision liability at December 31, 2020	$36,490
Payments	(5,122)
Adjustments	3,044
FX and other	(102)
Total litigation provision liability at March 31, 2021	34,310
Less current portion of litigation provision liability at March 31, 2021	26,570
Long-term portion of litigation provision liability at March 31, 2021	$7,740
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
In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. On April 1, 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin approximately €292,000 (approximately $343,000 as of March 31, 2021) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal of Milan. On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the Sorin spin-off, an estimated €572.1 million (approximately $671.4 million as of March 31, 2021). Next the Court will evaluate a report delivered by a panel of three experts assessing the environmental damages, including the costs of clean-up and compensatory damages; conduct a hearing; and review briefs from the parties. Thereafter, the Court will issue its ruling on the amount of damages attributable to LivaNova. In the interim, we have appealed the partial decision on liability to the Italian Supreme Court (Corte di Cassazione).
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
We have not recognized a liability in connection with these related matters matter because any potential loss is not currently probable or reasonably estimable.

Patent Litigation
On May 11, 2018, Neuro and Cardiac Technologies LLC (“NCT”), a non-practicing entity, filed a complaint in the United States District Court for the Southern District of Texas asserting that the VNS Therapy System, when used with the SenTiva Model 1000 generator, infringes the claims of U.S. Patent No. 7,076,307 owned by NCT. The complaint requests damages that include a royalty, costs, interest, and attorneys’ fees. On September 13, 2018, we petitioned the Patent Trial and Appeal Board of the U. S. Patent and Trademark Office (the “Patent Office”) for an inter partes review (“IPR”) of the validity of the ‘307 patent, and on May 18, 2020, the Patent Office issued a Final Written Decision determining that all challenged claims are unpatentable. NCT is appealing the Final Written Decision. On March 24, 2020 we were granted our request for an ex parte reexamination of the ‘307 patent, and in April 2021, the Patent Office issued a Non-Final Rejection of all the ‘307 claims. The Court has stayed the litigation pending the outcome of the IPR appeal proceeding. We have not recognized a liability in connection with this matter because any potential loss is not currently probable or reasonably estimable.
Contract Litigation
On November 25, 2019, LivaNova received notice of a lawsuit initiated by former members of Caisson Interventional, LLC (“Caisson”), a subsidiary of the Company acquired in 2017. The lawsuit, Todd J. Mortier, as Member Representative of the former Members of Caisson Interventional, LLC v. LivaNova USA, Inc., is currently pending in the United States District Court for the District of Minnesota. The complaint alleges (i) breach of contract, (ii) breach of the covenant of good faith and fair dealing and (iii) unjust enrichment in connection with the Company’s operation of Caisson’s Transcatheter Mitral Valve Replacement (“TMVR”) program and the Company’s November 20, 2019 announcement that it was ending the TMVR program at the end of 2019. The lawsuit seeks damages arising out of the 2017 acquisition agreement, including various regulatory milestone payments. We intend to vigorously defend this claim. The Company has not recognized a liability related to this matter because any potential loss is not currently probable or reasonably estimable.
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

Note 9. Stockholders' Equity
The tables below present the condensed consolidated statement of stockholders’ equity as of and for the three months ended March 31, 2021 and 2020 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
December 31, 2020	49,447	$76,300	$1,768,156	$(1,034)	$27,809	$(752,402)	$1,118,829
Stock-based compensation plans	8	10	2,251	236	—	—	2,497
Net loss	—	—	—	—	—	(29,698)	(29,698)
Other comprehensive income	—	—	—	—	(25,871)	—	(25,871)
March 31, 2021	49,455	$76,310	$1,770,407	$(798)	$1,938	$(782,100)	$1,065,757

December 31, 2019	49,411	$76,257	$1,734,870	$(1,263)	$(19,392)	$(406,755)	$1,383,717
Adoption of ASU No. 2016-13	—	—	—	—	—	(639)	(639)
Stock-based compensation plans	3	2	5,003	173	—	—	5,178
Net income	—	—	—	—	—	37,583	37,583
Other comprehensive loss	—	—	—	—	(33,131)	—	(33,131)
March 31, 2020	49,414	$76,259	$1,739,873	$(1,090)	$(52,523)	$(369,811)	$1,392,708
(1)Refer to “Note 15. New Accounting Pronouncements”

The table below presents the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income for the three months ended March 31, 2021 and 2020 (in thousands):

	Change in Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
December 31, 2020	$2,319	$25,490	$27,809
Other comprehensive income before reclassifications, before tax	(1,146)	(25,875)	(27,021)
Tax expense	534	—	534
Other comprehensive income before reclassifications, net of tax	(612)	(25,875)	(26,487)
Reclassification of loss from accumulated other comprehensive income (loss), before tax	811	—	811
Reclassification of tax benefit	(195)	—	(195)
Reclassification of loss from accumulated other comprehensive income (loss), after tax	616	—	616
Net current-period other comprehensive income, net of tax	4	(25,875)	(25,871)
March 31, 2021	$2,323	$(385)	$1,938

December 31, 2019	$513	$(19,905)	$(19,392)
Other comprehensive loss before reclassifications, before tax	(2,080)	(32,100)	(34,180)
Tax benefit	498	—	498
Other comprehensive loss before reclassifications, net of tax	(1,582)	(32,100)	(33,682)
Reclassification of loss from accumulated other comprehensive income (loss), before tax	724	—	724
Reclassification of tax expense	(173)	—	(173)
Reclassification of loss from accumulated other comprehensive income (loss), after tax	551	—	551
Net current-period other comprehensive loss, net of tax	(1,031)	(32,100)	(33,131)
March 31, 2020	$(518)	$(52,005)	$(52,523)
(1)Taxes are not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 10. Stock-Based Incentive Plans
Stock-based incentive plans compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Service-based restricted stock units (“RSUs”)	$4,842	$4,478
Service-based stock appreciation rights (“SARs”)	3,322	2,684
Market performance-based restricted stock units	763	896
Operating performance-based restricted stock units	267	695
Employee share purchase plan	342	290
Total stock-based compensation expense	$9,536	$9,043
During the three months ended March 31, 2021, we issued stock-based compensatory awards with terms approved by the Compensation Committee of our Board of Directors. The awards with service conditions generally vest ratably from two to four years and are subject to forfeiture unless service conditions are met. Market performance-based awards were issued that cliff vest after three years subject to the rank of our total shareholder return for the three-year period ending December 31, 2023 relative to the total shareholder returns for a peer group of companies. Operating performance-based awards were issued that cliff vest after three years subject to the achievement of a target based on the adjusted free cash flow for fiscal year 2021. Additionally, operating performance-based awards were issued that cliff vest after three years subject to the achievement of a target based on the return on invested capital for fiscal year 2021. Compensation expense related to awards granted during 2021 for the three months ended March 31, 2021 was $0.1 million.

Stock-based compensation agreements issued during the three months ended March 31, 2021, representing potential shares and their weighted average grant date fair values by type follows (shares in thousands, fair value in dollars):

	Three Months Ended March 31, 2021
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	594,617	$29.22
Service-based RSUs	322,310	$73.25
Market performance-based RSUs	47,916	$114.74
Operating performance-based RSUs	76,040	$73.25

Note 11. Income Taxes
Our effective income tax rate from continuing operations for the three months ended March 31, 2021 was (10.7)% compared with 744.4% for the three months ended March 31, 2020. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
We continually assess the realizability of our worldwide deferred tax asset and valuation allowance positions, and when the need arises, we establish or release valuation allowances accordingly.
Compared with the three months ended March 31, 2020, the change in the effective tax rate for the three months ended March 31, 2021 was primarily attributable to changes in valuation allowances and other discrete items as compared to the discrete tax benefit of $41.3 million related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) during the three months ended March 31, 2020.
We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in our financial statements. Tax benefits totaling $3.3 million and $3.4 million were unrecognized as of March 31, 2021 and December 31, 2020, respectively. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $1.7 million.

Note 12. Earnings Per Share
Reconciliation of the shares used in the basic and diluted earnings per share computations for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Basic weighted average shares outstanding	48,736	48,485
Add effects of share-based compensation instruments (1)	—	284
Diluted weighted average shares outstanding	48,736	48,769
(1)Excluded from the computation of diluted earnings per share were stock options, SARs and restricted share units totaling 4.3 million and 1.5 million for the three months ended March 31, 2021 and 2020, respectively, because to include them would have been anti-dilutive under the treasury stock method.

Note 13. Geographic and Segment Information
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
Net sales of our reportable segments include revenues from the sale of products that each reportable segment develops and manufactures or distributes. We define segment income as operating income before merger and integration, restructuring and amortization of intangibles.

We operate under three geographic regions: U.S., Europe, and Rest of World. The table below presents net sales by operating segment and geographic region (in thousands):

	Three Months Ended March 31,
	2021	2020
Cardiopulmonary
United States	$35,759	$36,858
Europe	30,626	34,234
Rest of World	42,334	45,275
	108,719	116,367
Heart Valves
United States	2,717	3,373
Europe	8,284	9,529
Rest of World	10,454	12,309
	21,455	25,211
Advanced Circulatory Support
United States	12,560	10,076
Europe	228	370
Rest of World	204	45
	12,992	10,491
Cardiovascular
United States	51,036	50,307
Europe	39,138	44,133
Rest of World	52,992	57,629
	143,166	152,069
Neuromodulation
United States	82,300	73,276
Europe	11,679	10,583
Rest of World	9,720	5,798
	103,699	89,657
Other	738	671
Totals
United States	133,336	123,583
Europe (1)	50,817	54,716
Rest of World	63,450	64,098
Total (2)	$247,603	$242,397
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

The table below presents a reconciliation of segment income from continuing operations to consolidated income from continuing operations before tax (in thousands):

	Three Months Ended March 31,
	2021	2020
Cardiovascular	$5,628	$8,681
Neuromodulation	34,039	33,858
Other	(30,669)	(26,610)
Total reportable segment income from continuing operations	8,998	15,929
Merger and integration expenses	630	3,474
Restructuring expenses	6,092	1,580
Amortization of intangibles	6,699	10,267
Operating income from continuing operations	(4,423)	608
Interest income	(74)	148
Interest expense	(15,936)	(4,849)
Foreign exchange and other losses	(6,369)	(1,914)
Income from continuing operations before tax	$(26,802)	$(6,007)
Assets by segment are as follows (in thousands):

	March 31, 2021	December 31, 2020
Cardiovascular	$1,319,493	$1,361,669
Neuromodulation	642,123	673,586
Other	407,553	376,096
Total assets	$2,369,169	$2,411,351
Capital expenditures by segment are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cardiovascular	$4,149	$5,292
Neuromodulation	40	5,239
Other	925	1,843
Total	$5,114	$12,374
The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2021 were as follows (in thousands):

	Cardiovascular	Neuromodulation	Total
December 31, 2020	$523,564	$398,754	$922,318
Foreign currency adjustments	(12,326)	—	(12,326)
March 31, 2021	$511,238	$398,754	$909,992
Property, plant and equipment, net by geography are as follows (in thousands):

	March 31, 2021	December 31, 2020
United States	$64,002	$64,553
Europe	87,945	93,821
Rest of World	5,945	5,431
Total	$157,892	$163,805

Note 14. Supplemental Financial Information
Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$42,907	$43,257
Work-in-process	9,755	8,055
Finished goods	71,861	75,363
	$124,523	$126,675
As of March 31, 2021 and December 31, 2020, inventories include adjustments totaling $4.0 million and $6.6 million, respectively, to record balances at lower of cost or net realizable value.
Accrued liabilities and other consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Legal and administrative costs	$15,650	$15,820
Operating lease liabilities	11,535	11,276
Contingent consideration (1)	9,424	13,968
Contract liabilities	9,234	6,929
Restructuring related liabilities (2)	5,569	6,258
Derivative contract liabilities (3)	2,065	7,372
Research and development costs	4,752	4,257
Provisions for agents, returns and other	2,377	3,063
Other accrued expenses	31,428	26,465
	$92,034	$95,408
(1)Refer to “Note 5. Fair Value Measurements”
(2)Refer to “Note 3. Restructuring”
(3)Refer to “Note 7. Derivatives and Risk Management”
As of March 31, 2021 and December 31, 2020, contract liabilities of $9.5 million and $8.6 million, respectively, are included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

Note 15. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
The following table provides a description of our adoption of new Accounting Standards Updates (“ASUs”) issued by the FASB and the impact of the adoption on our condensed financial statements:

Issue Date & Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
August 2018 ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans	This update adds and removes certain disclosure requirements related to defined benefit plans.	January 1, 2021	There was no material impact to our consolidated financial statements as a result of adopting this ASU.
December 2019 ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This update simplifies various aspects related to the accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and modifies existing guidance to improve consistent application of Topic 740.	January 1, 2021	There was no material impact to our consolidated financial statements as a result of adopting this ASU.
August 2020
ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
	This update simplifies the accounting for convertible debt instruments by removing certain accounting separation models as well as the accounting for debt instruments with embedded conversion features that are not required to be accounted for as derivative instruments. The update also improves the consistency of earnings per share calculations for convertible instruments.	January 1, 2021	There was no material impact to our consolidated financial statements as a result of adopting this ASU.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes which appear elsewhere in this document and with our 2020 Form 10-K. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our 2020 Form 10-K, as updated and supplemented by our Quarterly Reports on Form 10-Q, including in Part 2, Item 1A and elsewhere in this Quarterly Report on Form 10-Q.
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
We observed improving market dynamics during the first quarter of 2021, especially in the United States; however, we continue to be impacted in regions with COVID-19 case rate variability. We expect the recovery to continue during the remainder of the year as patients and their caregivers return to in-person physician visits and procedure volumes improve. However, COVID-19 case rate variability or delays in global vaccination roll-out efforts could materially adversely impact our business, results of operations and overall financial performance.
Our business operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many jurisdictions have imposed, and in some cases reimposed, a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on our employee or vendor attendance or productivity, our operations may suffer, and in turn our results of operations and overall financial performance may be harmed.
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
Additionally, our ANTHEM-HFrEF international pivotal trial was temporarily paused in March 2020 due to COVID-19 restrictions after randomizing just over 200 patients. During the second quarter of 2020, we were able to re-initiate enrollment and screening activities in more than half of the sites, and in April 2021 we randomized the 300th patient in the trial. We continue to monitor relevant conditions at medical centers participating in the trial.
We have taken numerous steps, and will continue to take further actions, in our approach to addressing the COVID-19 pandemic. We have successfully implemented our business continuity plans, and our management team is responding to changes in our environment quickly and effectively. We have not closed any of our manufacturing plants. Additionally, the supply of raw materials and the distribution of finished products remain operational with no known or foreseen constraints relating to COVID-19. As a result of the COVID-19 pandemic, we instructed the majority of our employees at many of our facilities across the globe to work from home on a temporary basis and have implemented company-wide travel restrictions. For our manufacturing, operations, and other personnel remaining on site due to the essential nature of their work, we have implemented safety measures such as the use of personal protective equipment and social distancing measures. We have incurred additional expenses in connection with our response to the COVID-19 pandemic, including manufacturing inefficiencies and costs related to enabling our employees to support our customers while working remotely.

We continue to implement cost reduction efforts to mitigate the impact of reduced revenues on our operating income. We have reduced expenses by evaluating whether projects and initiatives are critical to meet the needs of the Company, protecting strategic priorities for future growth, reducing discretionary spending and tightening management of personnel costs.
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
Divestiture of Heart Valve Business
On December 2, 2020, LivaNova entered into a Purchase Agreement with the Purchaser for the divestiture of certain of LivaNova’s subsidiaries as well as certain other assets and liabilities relating to the Company’s Heart Valve business and site management operations for €60.0 million (approximately $70.4 million as of March 31, 2021), payable in two tranches: €50.0 million (approximately $58.7 million as of March 31, 2021) at closing and an additional €10.0 million (approximately $11.7 million as of March 31, 2021) payable on December 30, 2022. On April 9, 2021, LivaNova and the Purchaser entered into an A&R Purchase Agreement which amends and restates the original Purchase Agreement to, among other things, defer the closing of the sale and purchase of LSM by up to two years and include or amend certain additional terms relating to such deferral, including certain amendments relating to the potential hazardous substances liabilities of LSM and the related expense reimbursement provisions. The initial closing of the transaction with respect to the heart valve business is expected to occur in the first half of 2021.
Cardiopulmonary Product Approval
In April 2021, the FDA provided 510(k) clearance for B-Capta, the new in-line, blood-gas monitoring system integrated into the Company’s S5 heart-lung machine. The system is designed to easily and accurately monitor arterial and venous blood gas parameters even during long and complex pediatric and adult cardiopulmonary bypass procedures. B-Capta, which received CE Mark in May 2020 and completed a successful limited commercial release in Europe, is now available globally.
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
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of April 28, 2021, including the cases encompassed in the settlement framework described above that have not yet been dismissed, we are aware of approximately 85 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. This includes cases that have settled but have not yet been dismissed. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
At March 31, 2021, the provision for these matters was $34.3 million. While the amount accrued represents our best estimate, the actual liability for resolution of these matters may vary from our estimate.

Neuromodulation
Our Neuromodulation segment designs, develops and markets Neuromodulation therapy for the treatment of drug-resistant epilepsy, DTD and obstructive sleep apnea. We are also developing and conducting clinical testing of the VITARIA System for treating heart failure through vagus nerve stimulation.
DTD UNCOVER Study
In April 2021, LivaNova and Verily, a subsidiary of Alphabet, announced that the first patient had been enrolled in their collaborative UNCOVER study, a subset of the RECOVER study. Data obtained from Verily-developed digital tools will complement the clinical outcomes collected in RECOVER, providing clinicians a more comprehensive view of depression patient biomarkers.
Significant Accounting Policies and Critical Accounting Estimates
In addition to our critical accounting policies provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K, refer to “Significant Accounting Policies” within “Note 1. Unaudited Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q.
The accompanying unaudited condensed consolidated financial statements of LivaNova and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis.
New accounting pronouncements are disclosed in “Note 15. New Accounting Pronouncements” contained in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations
The following table summarizes our condensed consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Net sales	$247,603	$242,397
Costs and expenses:
Cost of sales - exclusive of amortization	79,216	68,923
Product remediation	68	1,466
Selling, general and administrative	112,618	120,177
Research and development	44,625	35,902
Merger and integration expenses	630	3,474
Restructuring expenses	6,092	1,580
Revaluation of disposal group	(966)	—
Amortization of intangibles	6,699	10,267
Litigation provision, net	3,044	—
Operating (loss) income from continuing operations	(4,423)	608
Interest income	(74)	148
Interest expense	(15,936)	(4,849)
Foreign exchange and other losses	(6,369)	(1,914)
Loss from continuing operations before tax	(26,802)	(6,007)
Income tax expense (benefit)	2,856	(44,714)
Losses from equity method investments	(40)	(129)
Net (loss) income from continuing operations	(29,698)	38,578
Net loss from discontinued operations, net of tax	—	(995)
Net (loss) income	$(29,698)	$37,583

Net Sales
The table below presents net sales by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Cardiopulmonary
United States	$35,759	$36,858	(3.0)%
Europe	30,626	34,234	(10.5)%
Rest of World	42,334	45,275	(6.5)%
	108,719	116,367	(6.6)%
Heart Valves
United States	2,717	3,373	(19.4)%
Europe	8,284	9,529	(13.1)%
Rest of World	10,454	12,309	(15.1)%
	21,455	25,211	(14.9)%
Advanced Circulatory Support
United States	12,560	10,076	24.7%
Europe	228	370	(38.4)%
Rest of World	204	45	353.3%
	12,992	10,491	23.8%
Cardiovascular
United States	51,036	50,307	1.4%
Europe	39,138	44,133	(11.3)%
Rest of World	52,992	57,629	(8.0)%
	143,166	152,069	(5.9)%
Neuromodulation
United States	82,300	73,276	12.3%
Europe	11,679	10,583	10.4%
Rest of World	9,720	5,798	67.6%
	103,699	89,657	15.7%
Other	738	671	10.0%
Totals
United States	133,336	123,583	7.9%
Europe (1)	50,817	54,716	(7.1)%
Rest of World	63,450	64,098	(1.0)%
Total	$247,603	$242,397	2.1%
(1)Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in “Rest of World.”

The table below presents segment income from continuing operations (in thousands, except for percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Cardiovascular	$5,628	$8,681	(35.2)%
Neuromodulation	34,039	33,858	0.5%
Other	(30,669)	(26,610)	15.3%
Total reportable segment income from continuing operations (1)	$8,998	$15,929	(43.5)%
(1)For a reconciliation of segment income from continuing operations to (loss) income from continuing operations before tax refer to “Note 13. Geographic and Segment Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cardiovascular
Cardiovascular net sales for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased 5.9% largely due to the impact of COVID-19 in Europe and Rest of World, partially offset by the favorable impact of foreign currency fluctuations. COVID-19 only began to impact Cardiovascular net sales late in the first quarter of 2020, whereas uncertainty associated with COVID-19 impacted sales throughout the first quarter of 2021. Cardiopulmonary sales declined 6.6% to $108.7 million for the three months ended March 31, 2021 primarily due to declines in sales of oxygenators and autotransfusion systems related to the impact of COVID-19 on cardiac surgery procedure volumes in Europe and Rest of World, partially offset by an increase in sales of heart lung machines. Heart Valves sales declined 14.9% to $21.5 million for the three months ended March 31, 2021 primarily due to declines in sales of Perceval largely caused by the decline in cardiac surgery procedures globally resulting from COVID-19. These declines in sales were partially offset by a 23.8% increase in Advanced Circulatory Support sales to $13.0 million for the three months ended March 31, 2021, resulting from the continued adoption of LifeSPARC in the U.S. and an increase in procedure volumes.
Cardiovascular operating income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased primarily due to the decrease in net sales, as discussed above, as well as the net impact of changes in the fair value of the milestone-based contingent consideration arrangements associated with the acquisitions of TandemLife and Miami Instruments totaling $3.1 million. These decreases were partially offset by a decline in selling, general and administrative expenses and product remediation.
Neuromodulation
Neuromodulation net sales for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 increased 15.7% to $103.7 million, largely due to improving market dynamics, particularly in the U.S. and Asia Pacific.
Neuromodulation operating income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 increased primarily due to an increase in net sales, as discussed above, partially offset by the net impact of changes in fair value of the sales-based and milestone-based contingent consideration arrangement associated with the acquisition of ImThera of $14.6 million.
Cost of Sales and Expenses
The table below presents our comparative cost of sales and significant expenses as a percentage of sales:

	Three Months Ended March 31,
	2021	2020	Change
Cost of sales - exclusive of amortization	32.0%	28.4%	3.6%
Product remediation	0.0%	0.6%	(0.6)%
Selling, general and administrative	45.5%	49.6%	(4.1)%
Research and development	18.0%	14.8%	3.2%
Merger and integration expenses	0.3%	1.4%	(1.1)%
Restructuring expenses	2.5%	0.7%	1.8%
Revaluation of disposal group	(0.4)%	0.0%	(0.4)%
Amortization of intangibles	2.7%	4.2%	(1.5)%
Litigation provision, net	1.2%	0.0%	1.2%

Cost of Sales - Exclusive of Amortization
Cost of sales consisted primarily of direct labor, allocated manufacturing overhead and the acquisition cost of raw materials and components. Cost of sales as a percentage of net sales for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 increased primarily due to the net impact of changes in fair value of sales-based contingent consideration arrangements of $8.7 million, as well as due to unfavorable manufacturing variances of $4.6 million for the three months ended March 31, 2021, partially offset by favorable product mix.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses consisted of sales, marketing, general and administrative activities. SG&A expenses as a percentage of net sales for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased primarily due to sales and marketing reductions from cost containment actions resulting from COVID-19 and a decrease in legal expenses related to litigation involving our 3T device.
Research and Development (“R&D”) Expenses
R&D expenses consist of product design and development efforts, clinical study programs and regulatory activities, which are essential to our strategic portfolio initiatives, including DTD, obstructive sleep apnea and heart failure. R&D expenses as a percentage of net sales for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 increased primarily due to an increase in R&D expense resulting from the net impact of changes in fair value of milestone-based contingent consideration arrangements of $9.1 million.
Merger and Integration (“M&I”) Expenses
M&I expenses consist primarily of costs associated with computer systems integration efforts, organizational structure integration, synergy and tax planning. M&I expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased primarily due to completion of certain integration activities associated with our merger and acquisitions.
Restructuring Expenses
Our restructuring plans leverage economies of scale, eliminate duplicate corporate expenses and streamline distributions, logistics and office functions in order to reduce overall costs. Restructuring expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 increased primarily due to severance and lease abandonment costs associated with our 2020 Plan. Refer to “Note 3. Restructuring” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our restructuring activities.
Amortization of Intangibles
Amortization of intangible assets consist primarily of the amortization of finite-lived intangible assets, primarily intellectual property and customer relationships. Amortization of intangibles for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased primarily due to the ceasing of amortization of Heart Valves’ intangible assets during the fourth quarter of 2020 upon being classified as held for sale. For further information, refer to “Note 2. Assets and Liabilities Held For Sale” in our condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q.
Litigation Provision, Net
During the first quarter of 2021, we recognized a $3.0 million adjustment to the provision for litigation involving our 3T device. Refer to “Note 8. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding this provision.
Interest Expense
We incurred interest expense of $15.9 million for the three months ended March 31, 2021, as compared to $4.8 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to an increase in debt borrowings in June 2020 at increased borrowing rates.

Foreign Exchange and Other Losses
Foreign exchange and other losses consist primarily of gains and losses arising from transactions denominated in a currency different from an entity’s functional currency, foreign currency exchange rate derivative gains and losses and changes in the fair value of the embedded exchange feature and capped call derivatives.
We incurred foreign exchange and other losses of $6.4 million for the three months ended March 31, 2021, as compared to $1.9 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to an increase in the fair value of the exchangeable notes embedded exchange feature derivative liability. This loss was partially offset by an increase in the fair value of the capped call derivative asset, a $4.6 million gain on the revaluation of our investment in Respicardia (Refer to “Note 4. Investments” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q) and a net gain on foreign exchange revaluation.
Income Taxes
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
Our effective income tax rate from continuing operations for the three months ended March 31, 2021 was (10.7)% compared with 744.4% for the three months ended March 31, 2020. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three months ended March 31, 2020, the change in the effective tax rate for the three months ended March 31, 2021 was primarily attributable to changes in valuation allowances and other discrete items as compared to the discrete tax benefit of $41.3 million related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) during the three months ended March 31, 2020.
European Union State Aid Challenge
On April 2, 2019, the EC concluded that “when financing income from a foreign group company, channeled through an offshore subsidiary, derives from UK activities, the group finance exemption is not justified and constitutes State aid under EU rules.” Based upon our assessment of the technical arguments as to whether the UK group exemption is State aid, together with no material UK activities involved in our financing, no reserve relating to our tax position has been recognized related to this matter. Furthermore, in December 2019, we amended our 2017 tax return filing to avail ourselves of different rules to determine UK taxation, which are not subject to the EU decision. We filed our 2018 tax return similarly, and therefore, we do not believe that the EU state aid decision will result in a material liability.

Liquidity and Capital Resources
Based on our current business plan, we believe that our existing cash and cash equivalents, future cash generated from operations and borrowing under our current debt facilities will be sufficient to fund our expected operating needs, working capital requirements, R&D opportunities, capital expenditures, and debt service requirements over the twelve-month period beginning from the issuance date of these condensed consolidated financial statements. Our liquidity could be adversely impacted by the factors affecting future operating results, including those referred to in “Part II, Item 1A. Risk Factors” in the 2020 Form 10-K as supplemented by the factors referred to in “Part II, Item 1A, Risk Factors” in this Quarterly Reports on Form 10-Q as well as “Note 8. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
On June 17, 2020, our wholly-owned subsidiary, LivaNova USA, Inc., issued the $287.5 million Notes. Holders of the Notes are entitled to exchange the Notes at any time during specified periods, at their option, and are entitled to exchange the Notes during any calendar quarter, if the last reported sale price of LivaNova’s ordinary shares, with a nominal value of £1.00 per share for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price, or $79.27 per share, on each applicable trading day. The Notes are exchangeable solely into cash and are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the Notes is 16.3980 ordinary shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately

$60.98 per share). The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the Notes. If holders elect to exchange their Notes during future periods following the satisfaction of an exchange condition, we would be required to settle our exchange obligation through the payment of cash, which could adversely affect our liquidity. In addition, if the Notes become redeemable due to the satisfaction of an exchange condition, then we could be required to reclassify all or a portion of the Notes and the associated embedded exchange feature derivative as a current liability, which would result in a material reduction of our net working capital.
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
 Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase in the balance of cash and cash equivalents were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating activities	$19,480	$(106,045)
Investing activities	(9,858)	(11,085)
Financing activities	(8,328)	183,093
Effect of exchange rate changes on cash and cash equivalents	(1,587)	(1,277)
Net increase in cash and cash equivalents	$(293)	$64,686
Operating Activities
Cash provided by operating activities during the three months ended March 31, 2021 increased by $125.5 million as compared to the same prior-year period. The increase is primarily due to $115.6 million in 3T litigation settlement payments made during the three months ended March 31, 2020 and the receipt of a CARES Act tax refund of $24.6 million during the three months ended March 31, 2021, partially offset by a decrease in net income adjusted for non-cash items of $9.3 million.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2021 decreased $1.2 million as compared to the same prior-year period. The decrease is primarily due to a $1.2 million decrease in purchases of investments.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2021 decreased $191.4 million as compared to the same prior-year period. The decrease is primarily due to an decrease in net borrowings of $207.2 million, partially offset by a closing adjustment payment for the sale of our former CRM business of $14.9 million made during the three months ended March 31, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements.
Contractual Obligations
We had no material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates, equity price risk, interest rate risks and concentration of procurement suppliers that could adversely affect our consolidated financial position, results of operations or cash flows. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in this Quarterly Report on Form 10-Q in “Part I, Note 7. Derivatives and Risk Management,” “Part I, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Part II, Item 1A. Risk Factors” and in our 2020 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A. Risk Factors.”

Item 4. Controls and Procedures
Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.
(b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 8. Commitments and Contingencies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2020 Annual Report on Form 10-K.

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
Our gross revenues and net profits attributable to the above-mentioned Iranian activities were $1.3 million and $0.6 million for the three months ended March 31, 2021, respectively.
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

Exhibit Number	Document Description
10.1*†	Executive Employment Contract between Sorin Group Italia S.r.l. and Marco Dolci, effective April 20, 2017
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 2020, (iii) the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31 2021 and 2020, and (vi) the Notes to the Condensed Consolidated Financial Statements
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: April 28, 2021	By:	/s/ DAMIEN MCDONALD
Damien McDonald
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: April 28, 2021	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)