Form 10-Q
period 2021-06-30
LivaNova PLC
filed 2021-07-28
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
or
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at July 23, 2021
Ordinary Shares - £1.00 par value per share	49,023,767

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
•Trademarks for our advanced circulatory support systems: TandemLife®, TandemHeart®, TandemLung®, ProtekDuo®, and LifeSPARC®.
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
•losses or costs from pending or future lawsuits and governmental investigations, including any amount of liability or damages imposed by the Appeals Court or the Supreme Court of Italy with respect to SNIA S.p.A.;
•changes in accounting rules that adversely affect the characterization of our consolidated financial position, results of operations or cash flows;
•changes in customer spending patterns;
•risks relating to the exchangeability of the exchangeable senior notes;
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
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the six months ended June 30, 2021 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2020 Form 10-K and in our Quarterly Reports on Form 10-Q.
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

________________________________________

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$264,483	$182,206	$512,086	$424,603
Cost of sales	90,803	65,730	173,723	141,631
Gross profit	173,680	116,476	338,363	282,972
Operating expenses:
Selling, general and administrative	122,748	102,743	238,429	227,675
Research and development	52,557	25,152	97,182	61,054
Other operating expenses	33,236	3,818	42,036	8,872
Operating loss from continuing operations	(34,861)	(15,237)	(39,284)	(14,629)
Interest income	189	287	115	435
Interest expense	(16,515)	(5,715)	(32,451)	(10,564)
Foreign exchange and other gains (losses)	50	(999)	(6,319)	(2,913)
Loss from continuing operations before tax	(51,137)	(21,664)	(77,939)	(27,671)
Income tax expense	4,140	66,285	6,996	21,571
Losses from equity method investments	(41)	(44)	(81)	(173)
Net loss from continuing operations	(55,318)	(87,993)	(85,016)	(49,415)
Net loss from discontinued operations, net of tax	—	—	—	(995)
Net loss	$(55,318)	$(87,993)	$(85,016)	$(50,410)

Basic loss per share:
Continuing operations	$(1.13)	$(1.81)	$(1.74)	$(1.02)
Discontinued operations	—	—	—	(0.02)
	$(1.13)	$(1.81)	$(1.74)	$(1.04)

Diluted loss per share:
Continuing operations	$(1.13)	$(1.81)	$(1.74)	$(1.02)
Discontinued operations	—	—	—	(0.02)
	$(1.13)	$(1.81)	$(1.74)	$(1.04)

Shares used in computing basic loss per share	48,928	48,611	48,833	48,548
Shares used in computing diluted loss per share	48,928	48,611	48,833	48,548
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(55,318)	$(87,993)	$(85,016)	$(50,410)
Other comprehensive income (loss):
Net change in unrealized (loss) gain on derivatives	(1,250)	1,029	(1,585)	(327)
Tax effect	42	(246)	381	79
Net of tax	(1,208)	783	(1,204)	(248)
Foreign currency translation adjustment	22,345	16,651	(3,530)	(15,449)
Total other comprehensive income (loss)	21,137	17,434	(4,734)	(15,697)
Total comprehensive loss	$(34,181)	$(70,559)	$(89,750)	$(66,107)

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$329,386	$252,832
Accounts receivable, net of allowance of $11,999 at June 30, 2021 and $10,310 at December 31, 2020	182,180	184,356
Inventories	127,168	126,675
Prepaid and refundable taxes	36,182	60,240
Assets held for sale	—	70,539
Current derivative assets	105,371	2,053
Prepaid expenses and other current assets	28,815	22,739
Total Current Assets	809,102	719,434
Property, plant and equipment, net	157,415	163,805
Goodwill	918,275	922,318
Intangible assets, net	419,182	437,636
Operating lease assets	49,891	50,525
Investments	15,275	31,094
Deferred tax assets	1,883	2,990
Long-term derivative assets	—	72,302
Other assets	25,499	11,247
Total Assets	$2,396,522	$2,411,351
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$232,012	$13,343
Accounts payable	61,328	73,668
Accrued liabilities and other	100,227	88,036
Current derivative liabilities	174,866	7,372
Current litigation provision liability	53,177	28,612
Taxes payable	18,429	16,463
Accrued employee compensation and related benefits	62,209	51,879
Liabilities held for sale	—	29,679
Total Current Liabilities	702,248	309,052
Long-term debt obligations	431,033	642,298
Contingent consideration	97,047	89,850
Litigation provision liability	6,989	7,878
Deferred tax liabilities	10,462	8,915
Long-term operating lease liabilities	42,723	42,221
Long-term employee compensation and related benefits	18,396	20,628
Long-term derivative liabilities	200	121,940
Other long-term liabilities	46,954	49,740
Total Liabilities	1,356,052	1,292,522
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 49,522,582 shares issued and 48,983,280 shares outstanding at June 30, 2021; 49,447,473 shares issued and 48,655,863 shares outstanding at December 31, 2020	76,405	76,300
Additional paid-in capital	1,779,113	1,768,156
Accumulated other comprehensive income	23,075	27,809
Accumulated deficit	(837,418)	(752,402)
Treasury stock at cost, 539,302 ordinary shares at June 30, 2021; 791,610 ordinary shares at December 31, 2020	(705)	(1,034)
Total Stockholders’ Equity	1,040,470	1,118,829
Total Liabilities and Stockholders’ Equity	$2,396,522	$2,411,351
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(85,016)	$(50,410)
Non-cash items included in net loss:
Stock-based compensation	19,452	19,034
Amortization	13,353	19,661
Remeasurement of derivative instruments	13,191	(7,250)
Depreciation	12,256	13,596
Remeasurement of contingent consideration to fair value	10,746	(46,034)
Amortization of debt issuance costs	8,989	1,219
Amortization of operating lease assets	8,947	6,297
Remeasurement of Respicardia investment and loan	(4,640)	—
Deferred tax expense	1,357	46,171
Other	1,356	4,214
Changes in operating assets and liabilities:
Accounts receivable, net	(4,664)	66,256
Inventories	1,221	(16,210)
Other current and non-current assets	18,786	(10,263)
Accounts payable and accrued current and non-current liabilities	3,558	(48,001)
Taxes payable	2,491	(2,150)
Litigation provision liability	23,728	(121,194)
Net cash provided by (used in) operating activities	45,111	(125,064)
Investing Activities:
Purchases of property, plant and equipment	(14,622)	(17,955)
Purchase of investments	(2,097)	(3,168)
Proceeds from sale of Heart Valves, net of cash disposed	41,759	—
Proceeds from sale of Respicardia investment and loan	23,057	—
Loans to investees	—	(2,250)
Other	(1,382)	707
Net cash provided by (used in) investing activities	46,715	(22,666)
Financing Activities:
Shares repurchased from employees for minimum tax withholding	(11,072)	(5,177)
Payment of contingent consideration	(4,387)	(5,250)
Proceeds from share issuances under ESPP	1,750	2,064
Repayment of long-term debt obligations	(1,287)	(481,254)
Debt issuance costs	(376)	(19,970)
Change in short-term borrowing, net	69	(1,532)
Proceeds from long-term debt obligations	—	886,899
Proceeds from short term borrowings (maturities greater than 90 days)	—	46,717
Repayments of short term borrowings (maturities greater than 90 days)	—	(44,838)
Purchase of capped call	—	(43,096)
Closing adjustment payment for sale of CRM business	—	(14,891)
Other	1,216	25
Net cash (used in) provided by financing activities	(14,087)	319,697
Effect of exchange rate changes on cash and cash equivalents	(1,185)	(555)
Net increase in cash and cash equivalents	76,554	171,412
Cash and cash equivalents at beginning of period	252,832	61,137
Cash and cash equivalents at end of period	$329,386	$232,549
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of, and for the three and six months ended June 30, 2021 and 2020, have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2020 has been derived from audited financial statements contained in our 2020 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries, for the three and six months ended June 30, 2021, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our 2020 Form 10-K.
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
Procedure volumes in Neuromodulation continue to recover, especially replacement implant volumes. Across our business, certain countries in our Europe and Rest of World regions remain challenged by COVID-19. Despite shifting market dynamics resulting from the pandemic, we continue to gain momentum in Neuromodulation sales growth across all regions.
Reclassifications
We have reclassified certain prior period amounts on the condensed consolidated statements of income (loss) and the condensed consolidated statements of cash flows for comparative purposes. These reclassifications did not have a material effect on our financial condition, results of operations or cash flows. The prior period reclassifications on the condensed consolidated statements of income (loss) are summarized and presented below (in thousands):
•Product remediation has been reclassified to cost of sales
•Merger and integration expenses have been reclassified to other operating expenses
•Restructuring expenses have been reclassified to other operating expenses
•Litigation provision, net has been reclassified to other operating expenses and
•Amortization of intangibles has been reclassified to cost of sales or selling, general and administrative based on the nature of the underlying intangible asset.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Reclassifications	Current Presentation	As Previously Reported	Reclassifications	Current Presentation
Net sales	$182,206	$—	$182,206	$424,603	$—	$424,603
Cost of sales	56,762	8,968	65,730	125,685	15,946	141,631
Product remediation	4,269	(4,269)	—	5,735	(5,735)	—
Gross profit	121,175	(4,699)	116,476	293,183	(10,211)	282,972
Operating expenses:
Selling, general and administrative	98,048	4,695	102,743	218,225	9,450	227,675
Research and development	25,152	—	25,152	61,054	—	61,054
Merger and integration expenses	2,048	(2,048)	—	5,522	(5,522)	—
Restructuring expenses	794	(794)	—	2,374	(2,374)	—
Amortization of intangibles	9,394	(9,394)	—	19,661	(19,661)	—
Litigation provision, net	976	(976)	—	976	(976)	—
Other operating expenses	—	3,818	3,818	—	8,872	8,872
Operating loss from continuing operations	$(15,237)	$—	$(15,237)	$(14,629)	$—	$(14,629)
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” and “Note 3. Revenue Recognition” of our 2020 Form 10-K.
Note 2. Divestiture of Heart Valve Business
On December 2, 2020, LivaNova entered into a Share and Asset Purchase Agreement (“Purchase Agreement”) with Mitral Holdco S.à r.l. (the “Purchaser”), a company incorporated under the laws of Luxembourg and wholly owned and controlled by funds advised by Gyrus Capital S.A., a Swiss private equity firm. The Purchase Agreement provides for the divestiture of certain of LivaNova’s subsidiaries as well as certain other assets and liabilities relating to the Company’s Heart Valve business and site management operations conducted by the Company’s subsidiary LivaNova Site Management S.r.l. (“LSM”) at the Company’s Saluggia campus for €60.0 million (approximately $71.2 million as of June 30, 2021). On April 9, 2021, LivaNova and the Purchaser entered into an Amended and Restated Share and Asset Purchase Agreement (the “A&R Purchase Agreement”) which amends and restates the original Purchase Agreement to, among other things, defer the closing of the sale and purchase of LSM by up to two years and include or amend certain additional terms relating to such deferral, including certain amendments relating to the potential hazardous substances liabilities of LSM and the related expense reimbursement provisions.
As a result of entering into the Purchase Agreement, during the fourth quarter of 2020 the Company concluded that the assets and liabilities of the Heart Valve business being sold met the criteria to be classified as held for sale. As a result, we recognized an impairment of $180.2 million during the fourth quarter of 2020 to record the Heart Valves disposal group at fair value less estimated cost to sell.
The initial closing of the sale of the Heart Valve business occurred on June 1, 2021 and we received €34.8 million (approximately $42.5 million as of June 1, 2021), subject to customary trade working capital and net indebtedness adjustments, as set forth in the Purchase Agreement. An additional €2.5 million (approximately $3.0 million as of June 30, 2021) is payable to LivaNova during the fourth quarter of 2021 and €10.0 million (approximately $11.9 million as of June 30, 2021) is payable to LivaNova on December 30, 2022. During the three and six months ended June 30, 2021, we recognized a (loss) gain from the sale of the Heart Valve business of $(0.1) million and $0.8 million, respectively, which is included within other operating expenses on the condensed consolidated statements of income (loss).
In conjunction with the sale, we entered into a transition services agreement to provide certain support services generally for up to twelve months from the closing date of the sale. These services include, among others, accounting, information technology, human resources, quality assurance, regulatory affairs, supply chain, clinical affairs and customer support. During the three and six months ended June 30, 2021, we recognized income of $0.3 million and $0.3 million, respectively, for providing these services. Income recognized related to the transition services agreements is recorded as a reduction to the related expenses in the associated expense line items in the condensed consolidated statements of income.

Note 3. Restructuring
We initiate restructuring plans to leverage economies of scale, streamline distribution and logistics, and strengthen operational and administrative effectiveness in order to reduce overall costs. Costs associated with these plans were reported as restructuring expenses in the operating results of our condensed consolidated statements of income (loss).
During the fourth quarter of 2020, we initiated a reorganization plan (the “2020 Plan”) to reduce our cost structure. We incurred restructuring expenses of $5.3 million during the three months ended December 31, 2020 primarily associated with severance costs for 54 employees, and $3.6 million and $9.7 million during the three and six months ended June 30, 2021, respectively, primarily associated with severance costs for 15 and 27 additional employees during the three and six months ended June 30, 2021, respectively, under the 2020 Plan and lease abandonment costs.
The following table provides a reconciliation of the beginning and ending balance of the accruals and other reserves recorded in connection with our restructuring plans included within accrued liabilities and other and other long-term liabilities on the condensed consolidated balance sheet (in thousands):

	Employee Severance and Other Termination Costs	Other	Total
Balance at December 31, 2020	$5,749	$546	$6,295
Charges	8,022	1,671	9,693
Cash payments and other	(7,810)	(1,803)	(9,613)
Balance at June 30, 2021	$5,961	$414	$6,375

The following table presents restructuring expense by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cardiovascular	$933	$570	$2,829	$1,256
Neuromodulation	311	305	1,521	808
Other	2,357	(81)	5,343	310
Total (1)	$3,601	$794	$9,693	$2,374
(1)Restructuring expense is included within other operating expenses on the condensed consolidated statements of income (loss).

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

	June 30, 2021	December 31, 2020
Respicardia Inc. (1)	$—	$17,706
ALung Technologies, Inc. (2)	3,000	3,000
Ceribell, Inc.	3,000	3,000
ShiraTronics, Inc.	2,045	2,045
Noctrix Health, Inc.	3,159	1,359
MD Start II (3)	1,187	1,227
Rainbow Medical Ltd.	1,162	1,201
Highlife S.A.S.	1,125	1,163
	14,678	30,701
Equity method investment	597	393
	$15,275	$31,094
(1)In April 2021, Zoll Medical Corporation acquired Respicardia Inc. As a result of the acquisition we received proceeds of $23.1 million for our investment and loan receivable with carrying values of $17.7 million and $0.8 million as of December 31, 2020, respectively. The Company recorded a gain of $4.6 million during the first quarter of 2021 to adjust the investment and loans receivable to fair value, which is included in foreign exchange and other gains (losses) on the condensed consolidated statements of income (loss).
(2)ALung Technologies, Inc. (“ALung”) is a privately held medical device company focused on creating advanced medical devices for treating respiratory failure. We have a loan outstanding to ALung, with a carrying amount of $2.5 million and $2.5 million as of June 30, 2021 and December 31, 2020, respectively, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
(3)During the second quarter of 2021 the Company received a cash dividend from its investment in MD Start II of $3.1 million, which is included in foreign exchange and other gains (losses) on the condensed consolidated statements of income (loss).
Note 5. Fair Value Measurements
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2021 and 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2021	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (foreign currency exchange rate “FX”)	$663	$—	$663	$—
Derivative assets - freestanding instruments (FX)	449	—	449	—
Derivative assets - capped call derivatives	104,259	—	—	104,259
Convertible notes receivable	2,775	—	—	2,775
	$108,146	$—	$1,112	$107,034

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$628	$—	$628	$—
Derivative liabilities - freestanding instruments (FX)	98	—	98	—
Derivative liabilities - embedded exchange feature	174,140	—	—	174,140
Derivative liabilities - other	200	—	—	200
Contingent consideration arrangements	109,564	—	—	109,564
	$284,630	$—	$726	$283,904

	Fair Value as of December 31, 2020	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (FX)	$2,893	$—	$2,893	$—
Derivative assets - freestanding instruments (FX)	55	—	55	—
Derivative assets - capped call derivatives	72,302	—	—	72,302
Convertible notes receivable	2,775	—	—	2,775
	$78,025	$—	$2,948	$75,077

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$14	$—	$14	$—
Derivative liabilities - freestanding instruments (interest rate swaps)	74	—	74	—
Derivative liabilities - freestanding instruments (FX)	4,073	—	4,073	—
Derivative liabilities - embedded exchange feature	121,756	—	—	121,756
Derivative liabilities - other	4,290	—	—	4,290
Contingent consideration arrangements	103,818	—	—	103,818
	$234,025	$—	$4,161	$229,864

The following table provides a reconciliation of the beginning and ending balances of our recurring fair value measurements, using significant unobservable inputs (Level 3) (in thousands):

	Capped Call Derivative Asset	Convertible Notes Receivable	Embedded Exchange Feature Derivative Liability	Other Derivative Liabilities	Contingent Consideration Liability Arrangements
As of December 31, 2020	$72,302	$2,775	$121,756	$4,290	$103,818
Payments (1)	—	—	—	—	(5,000)
Changes in fair value	31,957	—	52,384	(4,090)	10,746
Total at June 30, 2021	104,259	2,775	174,140	200	109,564
Less current portion at June 30, 2021	104,259	2,515	174,140	—	12,517
Long-term portion at June 30, 2021	$—	$260	$—	$200	$97,047
(1)During the six months ended June 30, 2021, we paid $5.0 million under the contingent consideration arrangement for the acquisition of Miami Instruments, LLC (“Miami Instruments”).
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
The embedded exchange feature and capped call derivatives are classified as Level 3 as the Company uses historical volatility and implied volatility from options traded to determine expected stock price volatility which is an unobservable input that is significant to the valuation. In general, an increase in our stock price or stock price volatility would increase the fair value of the embedded exchange feature and capped call derivatives which would result in an increase in expense. As time to the expiration of the derivatives decreases the fair value of the derivatives would decrease. The future impact on net income depends on how significant inputs such as stock price, stock price volatility and time to the expiration of the derivatives change in relation to other inputs. Changes in the fair value of the embedded exchange feature derivative and capped call derivatives are recognized in foreign exchange and other gains (losses) in the condensed consolidated statements of income (loss).
The stock price volatility as of June 30, 2021 was 30%. As of June 30, 2021, a 10% lower volatility, holding other inputs constant, would result in approximate fair value for the embedded exchange feature derivative of $160.4 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $191.4 million. As of June 30, 2021, a 10% lower volatility, holding other inputs constant would result in approximate fair value for the capped call derivatives of $115.3 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $94.1 million.

Contingent Consideration Arrangements
The following table provides the fair value of our Level 3 contingent consideration arrangements by acquisition (in thousands):

	June 30, 2021	December 31, 2020
ImThera Medical, Inc. (“ImThera”)	$97,047	$89,436
CardiacAssist, Inc., doing business as TandemLife (“TandemLife”)	11,593	8,809
Miami Instruments	924	5,573
	$109,564	$103,818
The ImThera business combination involved contingent consideration arrangements composed of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnout is valued using projected sales from our internal strategic plan. Both arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of June 30, 2021:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	5.2%
		Probability of payment	85%
		Projected payment year	2024

Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	12.0%	-	12.6%
		Credit risk discount rate	5.5%	-	6.4%
		Revenue volatility	32.5%
		Probability of payment	85%
		Projected years of earnout	2025	-	2028
The TandemLife business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain regulatory milestones. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs as of June 30, 2021:

TandemLife Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	3.3%
		Probability of payment	90%
		Projected payment year	2021

Note 6. Financing Arrangements
The outstanding principal amount of our long-term debt as of June 30, 2021 and December 31, 2020 was as follows (in thousands, except interest rates):

	June 30, 2021	December 31, 2020	Maturity	Interest Rate
2020 Senior Secured Term Loan	$426,372	$424,002	June 2025	LIBOR (1% Floor)	+	6.50%
2020 Cash Exchangeable Senior Notes	218,356	212,073	December 2025	3.00%
Bank of America Merrill Lynch Banco Múltiplo S.A.	6,781	6,515	July 2023	4.32%
Mediocredito Italiano	4,404	5,406	December 2023	0.50%	-	2.73%
Bank of America, U.S.	1,527	2,019	January 2023	2.75%
Other	576	660
Total long-term facilities	658,016	650,675
Less current portion of long-term debt	226,983	8,377
Total long-term debt	$431,033	$642,298
Revolving Credit
The outstanding principal amount of our short-term unsecured revolving credit agreements and other agreements with various banks was $5.0 million and $5.0 million, at June 30, 2021 and December 31, 2020, respectively, with interest rates ranging from 3.06% to 7.50% and loan terms ranging from overnight to 364 days, as of June 30, 2021.
On December 30, 2020, we entered into the $50.0 million 2020 Revolving Credit Facility for working capital needs. The 2020 Revolving Credit Facility has a maturity of June 30, 2024 and borrowings bear interest at either LIBOR (subject to a 1% floor) plus 5.0% or ABR (subject to a 2% floor) plus 4.0%. There were no borrowings under the 2020 Revolving Credit Facility during the six months ended June 30, 2021. The 2020 Revolving Credit Facility has financial covenants consistent with those of the Term Loan described below.
2020 Senior Secured Term Loan
On June 10, 2020, we entered into a $450.0 million five-year senior secured term loan (the “Term Loan”) through our wholly owned subsidiary LivaNova USA Inc., with funds managed by affiliates of Ares Management Corporation, as administrative agent and collateral agent, resulting in cash proceeds of approximately $421.5 million, net of discounts and issuance costs. The obligations under the Term Loan are guaranteed by LivaNova and its existing and future wholly owned material subsidiaries, and are secured by a perfected security interest in substantially all tangible and intangible assets of LivaNova and certain U.S. and UK subsidiaries of LivaNova, subject in each case to certain exceptions contained in the Term Loan. Borrowings under the Term Loan bear interest at a variable annual rate equal to the three-month LIBOR rate (subject to a 1% floor), plus an applicable margin of 6.5% per annum. The effective interest rate of the Term Loan at June 30, 2021 was 9.05%. The Term Loan will mature on June 30, 2025 and includes certain affirmative, negative and financial covenants. The financial covenants under the Term Loan state (i) the net revenue of LivaNova PLC, LivaNova USA, Inc. and any restricted subsidiaries on a consolidated basis shall not be lower than $700 million for each trailing 12 month period, such threshold to decrease pro rata (not below $550 million) upon prepayments of the Term Loan made by LivaNova USA, Inc. out of the proceeds of certain asset sales, and (ii) the total secured leverage ratio (as defined in the debt agreement) for LivaNova PLC, LivaNova USA, Inc. and any restricted subsidiaries on a consolidated basis shall not be greater than the applicable ratio set forth below:

Test Period	Total Secured Leverage Ratio (1)
4 Quarters ending June 30, 2020 through each fiscal quarter thereafter until (and including) the fiscal quarter ending June 30, 2021	5.625	:	1.00
4 Quarters ending September 30, 2021 and ending each fiscal quarter thereafter	4.5	:	1.00
(1)The secured leverage ratio is calculated as the ratio of (a) debt secured by a lien on assets to (b) Consolidated EBITDA as defined under the Term Loan agreement for the period of four consecutive fiscal quarters ended on the calculation date. The Company was in compliance with all financial covenants as of June 30, 2021, as amended.
Debt discounts and issuance costs related to the Term Loan were approximately $28.5 million and included various legal, bank and accounting fees. Amortization of debt discount and issuance costs was $1.2 million and $2.4 million for the three and six months ended June 30, 2021 and is included in interest expense on the condensed consolidated statements of income (loss). The unamortized discount related to the Term Loan as of June 30, 2021 was $23.6 million.
2020 Cash Exchangeable Senior Notes
On June 17, 2020, our wholly-owned subsidiary, LivaNova USA, Inc., issued $287.5 million aggregate principal amount of 3.00% cash exchangeable senior notes (the “Notes”) by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The sale of the Notes resulted in approximately $278.0 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The effective interest rate of the Notes at June 30, 2021 was 9.95%. The Notes mature on December 15, 2025 unless earlier exchanged, repurchased, or redeemed.
Debt discounts and issuance costs related to the Notes were approximately $82.0 million and included $75.0 million of discount attributable to the embedded exchange feature, discussed below, and $7.0 million of allocated issuance costs to the Notes related to legal, bank and accounting fees. Amortization of debt discount and issuance costs was $3.2 million and $6.3 million for the three and six months ended June 30, 2021 and is included in interest expense on the condensed consolidated statements of income (loss). The unamortized discount related to the Notes as of June 30, 2021 was $69.1 million.
Holders of the Notes are entitled to exchange the Notes at any time during specified periods, at their option. This includes the right to exchange the Notes during any calendar quarter, if the last reported sale price of LivaNova’s ordinary shares, with a nominal value of £1.00 per share, is greater than or equal to 130% of the exchange price, or $79.27 per share for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The exchange condition was satisfied on June 18, 2021, which allows the holders of the Notes to request to exchange the Notes beginning July 1, 2021 through September 30, 2021. As such, we have reclassified our obligations from the Notes and the associated embedded exchange feature derivative as a current liability on the condensed consolidated balance sheet as of June 30, 2021. However, as of the date of filing of this Form 10-Q, no holders have elected to exchange the Notes. The Notes are exchangeable solely into cash and are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the Notes is 16.3980 ordinary shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $60.98 per share). The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the Notes.
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
Embedded Exchange Feature
The embedded exchange feature of the Notes requires bifurcation from the Notes and is accounted for as a derivative liability. The fair value of the Notes’ embedded exchange feature derivative at the time of issuance was $75.0 million and was recorded as debt discount on the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. The Notes’ embedded exchange feature derivative is carried on the condensed consolidated balance sheets at its estimated fair value and is adjusted at the end of each reporting period, with the unrealized gain or loss reflected within foreign exchange and other gains (losses) in the condensed consolidated statements of income (loss). The fair value of the embedded exchange feature derivative liability was $174.1 million as of June 30, 2021.
Capped Call Transactions
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers of the Notes or their respective affiliates. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of LivaNova’s ordinary shares underlying the Notes and are expected generally to offset any cash payments the Company is required to make upon exchange of the Notes in excess of the principal amount thereof in the event that the market value per ordinary share, as measured under the capped call transactions, is greater than the strike price of the capped call transactions, with such offset being subject to an initial cap price of $100.00 per share. The capped call transactions expire on December 15, 2025 and must be settled in cash. If the capped call transactions are converted or redeemed early, settlement occurs at their termination value, which is equal to their fair value at the time of the redemption. The capped calls are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected within foreign exchange and other gains (losses) in the condensed consolidated statements of income (loss). The fair value of the capped call derivative assets was $104.3 million as of June 30, 2021. As of June 30, 2021, the capped call derivative assets are classified as current.
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
Freestanding FX Derivative Contracts
The gross notional amount of FX derivative contracts not designated as hedging instruments outstanding at June 30, 2021 and December 31, 2020 was $132.6 million and $352.6 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. We recorded net (losses) gains for these freestanding derivatives of $(1.7) million and $(1.2) million for the three months ended June 30, 2021 and 2020, respectively, and $5.9 million and $6.9 million for the six months ended June 30, 2021 and 2020, respectively. These gains (losses) are included in foreign exchange and other gains (losses) on our condensed consolidated statements of income (loss).
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
The gross notional amounts of open derivative contracts designated as cash flow hedges at June 30, 2021 and December 31, 2020 were as follows (in thousands):

Description of Derivative Contract	June 30, 2021	December 31, 2020
FX derivative contracts to be exchanged for British Pounds	$7,714	$9,545
FX derivative contracts to be exchanged for Japanese Yen	10,574	18,637
FX derivative contracts to be exchanged for Euros	28,845	47,444
	$47,133	$75,626
After-tax net loss associated with derivatives designated as cash flow hedges recorded in the ending balance of AOCI and the amount expected to be reclassified to earnings in the next 12 months are as follows (in thousands):

Description of Derivative Contract	After-Tax Net Gain in AOCI as of June 30, 2021	After-Tax Net Gain in AOCI as of Amount Expected to be Reclassified to Earnings in Next 12 Months
FX derivative contracts	$1,117	$1,117
Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in other comprehensive income (loss) (“OCI”) and the amount reclassified to earnings from AOCI were as follows (in thousands):

		Three Months Ended June 30,
		2021		2020
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings	Gains Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other gains (losses)	$(621)	$(1,306)	$1,230	$520
FX derivative contracts	SG&A	—	858	—	(234)
Interest rate swap contracts	Interest expense	—	—	—	(85)
		$(621)	$(448)	$1,230	$201

		Six Months Ended June 30,
		2021		2020
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings	Losses Recognized in OCI	Losses Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other gains (losses)	$(2,844)	$(2,802)	$(850)	$(85)
FX derivative contracts	SG&A	—	1,543	—	(325)
Interest rate swap contracts	Interest expense	—	—	—	(113)
		$(2,844)	$(1,259)	$(850)	$(523)
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

The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

June 30, 2021	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
FX derivative contracts	Current derivative assets	$663	Current derivative liabilities	$628
Total derivatives designated as hedging instruments		663		628
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Current derivative assets	449	Current derivative liabilities	98
Capped call derivatives	Current derivative assets	104,259
Embedded exchange feature			Current derivative liabilities	174,140
Other derivatives			Long-term derivative liabilities	200
Total derivatives not designated as hedging instruments		104,708		174,438
Total derivatives		$105,371		$175,066

December 31, 2020	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
FX derivative contracts	Current derivative assets	$1,998	Current derivative liabilities	$14
FX derivative contracts	Current derivative liabilities	895
Total derivatives designated as hedging instruments		2,893		14
Derivatives Not Designated as Hedging Instruments
Interest rate swap contracts			Current derivative liabilities	74
FX derivative contracts	Current derivative assets	55	Current derivative liabilities	4,073
Capped call derivatives	Long-term derivative assets	72,302
Embedded exchange feature			Long-term derivative liability	121,756
Other derivatives			Current derivative liabilities	4,106
Other derivatives			Long-term derivative liability	184
Total derivatives not designated as hedging instruments		72,357		130,193
Total derivatives		$75,250		$130,207
(1)For the classification of inputs used to evaluate the fair value of our derivatives, refer to “Note 5. Fair Value Measurements.”
Note 8. Commitments and Contingencies
FDA Warning Letter
On December 29, 2015, the FDA issued a Warning Letter alleging certain violations of FDA regulations applicable to medical device manufacturers at our Munich, Germany and Arvada, Colorado facilities.
The FDA inspected the Munich facility from August 24, 2015 to August 27, 2015 and the Arvada facility from August 24, 2015 to September 1, 2015. On August 27, 2015, the FDA issued a Form 483 identifying two observed non-conformities with certain regulatory requirements at the Munich facility. We did not receive a Form 483 in connection with the FDA’s inspection of the Arvada facility. Following receipt of the Form 483, we provided written responses to the FDA describing corrective and preventive actions that were underway or to be taken to address the FDA’s observations at the Munich facility. The Warning Letter responded in part to our responses and identified other alleged violations related to the manufacture of our 3T Heater-Cooler device that were not previously included in the Form 483.
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
On December 31, 2016, we recognized a liability for our product remediation plan related to our 3T device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally the fourth quarter of 2016, and furthermore, the cost associated with the plan was reasonably estimable. At June 30, 2021, the product remediation liability was $0.5 million.

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
As a result of the above correspondence and publication from ISIN and the publication of potential sites for the national repository, some of the substantial uncertainties regarding the obligation became more certain. In connection with developing the plan required by ISIN, we retained a third party specialist to assist in the estimation of the potential costs. Based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository, was probable and reasonably estimable as of December 31, 2020. Accordingly, in the fourth quarter of 2020, we recognized a $42.2 million provision for this matter. The liability as of December 31, 2020 was $43.0 million which represented the low end of the estimated range of loss of $43.0 million to $55.0 million. At June 30, 2021 the liability was $41.3 million. The decrease in the liability from December 31, 2020 was primarily due to the effects of foreign currency changes during the first half of 2021.
Litigation
Product Liability
The Company is currently involved in litigation involving our 3T device. The litigation includes federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania, various U.S. state court cases and cases in jurisdictions outside the U.S. A class action, filed in February 2016 in the U.S. District Court for the Middle District of Pennsylvania, consisting of all Pennsylvania residents who underwent open heart surgery at WellSpan York Hospital and Penn State Milton S. Hershey Medical Center between 2011 and 2015 and who currently are asymptomatic for NTM infection, was dismissed on July 16, 2021.
On March 29, 2019, we announced a settlement framework that provides for a comprehensive resolution of the personal injury cases pending in the multi-district litigation in U.S. federal court, the related class action in federal court, as well as certain cases in state courts across the United States. The agreement, which makes no admission of liability, is subject to certain conditions, including acceptance of the settlement by individual claimants and provides for a total payment of up to $225 million to resolve the claims covered by the settlement. Per the agreed-upon terms, the first payment of $135 million was paid into a qualified settlement fund in July 2019 and the second payment of $90 million was paid in January 2020. Cases covered by the settlement are being dismissed as amounts are disbursed to individual plaintiffs from the qualified settlement fund.
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of July 28, 2021, including the cases encompassed in the settlement framework described above that have not yet been dismissed, we are aware of approximately 85 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. This number includes 10 cases that have settled but have not yet been dismissed. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
In the second quarter of 2021, we recorded an additional liability of $29.4 million due to new information received about the nature of certain claims. At June 30, 2021, the provision for these matters was $60.2 million. While the amount accrued represents our best estimate for those filed and unfiled claims that are both probable and estimable, the actual liability for resolution of these matters may vary from our estimate.

Changes in the carrying amount of the litigation provision liability are as follows (in thousands):

Total litigation provision liability at December 31, 2020	$36,490
Payments	(8,702)
Adjustments (1)	32,430
FX and other	(52)
Total litigation provision liability at June 30, 2021	60,166
Less current portion of litigation provision liability at June 30, 2021	53,177
Long-term portion of litigation provision liability at June 30, 2021	$6,989
(1)Adjustments are included within other operating expenses on the condensed consolidated statements of income (loss) and were $29.4 million and $32.4 million for the three and six months ended June 30, 2021, respectively.
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
In September 2011 and July 2014, the Bankruptcy Court of Udine and the Bankruptcy Court of Milan held (in proceedings to which we are not parties) that the Italian Ministry of the Environment and other Italian government agencies (the “Public Administrations”) were not creditors of either SNIA or its subsidiaries in connection with their claims in the Italian insolvency proceedings. The Public Administrations appealed and in January 2016, the Court of Udine rejected the appeal. The Public Administrations appealed that decision to the Supreme Court. In addition, the Bankruptcy Court of Milan’s decision has been appealed.
In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. On April 1, 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin approximately €292,000 (approximately $347,000 as of June 30, 2021) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal of Milan. On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the Sorin spin-off, an estimated €572.1 million (approximately $679.1 million as of June 30, 2021). Next the Court will evaluate a report delivered by a panel of three experts assessing the environmental damages, including the costs of clean-up and compensatory damages, and review briefs from the parties. Thereafter, the Court will issue its ruling on the amount of damages attributable to LivaNova. We cannot predict the outcome of these proceedings with respect to damages, or the timing of any resolution by the Court, however we do not expect a final judgment earlier than December 2021. Separately, we have appealed the partial decision on liability to the Italian Supreme Court (Corte di Cassazione), although any final judgment on damages may not be stayed pending resolution by the Italian Supreme Court.
In 2011, Caffaro, a SNIA subsidiary, sold its Brescia chemical business to Caffaro Brescia, a third party belonging to the Todisco group, and as part of the acquisition, Caffaro Brescia agreed to secure hydraulic barriers at the site and maintain existing environmental security measures. In September 2020, Caffaro Brescia declared it was withdrawing from its agreement to maintain the environmental measures. In January 2021, we (in addition to Caffaro Brescia, and other non-LivaNova entities) received an administrative order (“Order”) from the Italian Ministry of the Environment requiring us to ensure the maintenance of the environmental measures and to guarantee that such works remain fully operational, the annual management and maintenance for which is estimated at approximately €1 million per year. LivaNova’s receipt of the Order appears to be based on the aforementioned Court of Appeals decision regarding our alleged joint liability with SNIA for SNIA’s environmental liabilities. Our response, dated February 16, 2021, disputes the grounds upon which the Order is based. We also appealed the Order in the Administrative Court in Brescia.
We have not recognized a liability in connection with these related matters because any potential loss is not currently probable or reasonably estimable.

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

Note 9. Stockholders' Equity
The tables below present the condensed consolidated statements of stockholders’ equity as of and for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
March 31, 2021	49,455	$76,310	$1,770,407	$(798)	$1,938	$(782,100)	$1,065,757
Stock-based compensation plans	68	95	8,706	93	—	—	8,894
Net loss	—	—	—	—	—	(55,318)	(55,318)
Other comprehensive income	—	—	—	—	21,137	—	21,137
June 30, 2021	49,523	$76,405	$1,779,113	$(705)	$23,075	$(837,418)	$1,040,470

March 31, 2020	49,414	$76,259	$1,739,873	$(1,090)	$(52,523)	$(369,811)	$1,392,708
Stock-based compensation plans	62	79	10,925	33	—	—	11,037
Net loss	—	—	—	—	—	(87,993)	(87,993)
Other comprehensive income	—	—	—	—	17,434	—	17,434
June 30, 2020	49,476	$76,338	$1,750,798	$(1,057)	$(35,089)	$(457,804)	$1,333,186

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
December 31, 2020	49,447	$76,300	$1,768,156	$(1,034)	$27,809	$(752,402)	$1,118,829
Stock-based compensation plans	76	105	10,957	329	—	—	11,391
Net loss	—	—	—	—	—	(85,016)	(85,016)
Other comprehensive loss	—	—	—	—	(4,734)	—	(4,734)
June 30, 2021	49,523	$76,405	$1,779,113	$(705)	$23,075	$(837,418)	$1,040,470

December 31, 2019	49,411	$76,257	$1,734,870	$(1,263)	$(19,392)	$(406,755)	$1,383,717
Adoption of ASU No. 2016-13	—	—	—	—	—	(639)	(639)
Stock-based compensation plans	65	81	15,928	206	—	—	16,215
Net loss	—	—	—	—	—	(50,410)	(50,410)
Other comprehensive loss	—	—	—	—	(15,697)	—	(15,697)
June 30, 2020	49,476	$76,338	$1,750,798	$(1,057)	$(35,089)	$(457,804)	$1,333,186

The table below presents the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income for the six months ended June 30, 2021 and 2020 (in thousands):

	Change in Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
December 31, 2020	$2,319	$25,490	$27,809
Other comprehensive (loss) income before reclassifications, before tax	(2,844)	(3,530)	(6,374)
Tax benefit	683	—	683
Other comprehensive (loss) income before reclassifications, net of tax	(2,161)	(3,530)	(5,691)
Reclassification of loss from accumulated other comprehensive income (loss), before tax	1,259	—	1,259
Reclassification of tax benefit	(302)	—	(302)
Reclassification of loss from accumulated other comprehensive income (loss), after tax	957	—	957
Net current-period other comprehensive loss, net of tax	(1,204)	(3,530)	(4,734)
June 30, 2021	$1,115	$21,960	$23,075

December 31, 2019	$513	$(19,905)	$(19,392)
Other comprehensive loss before reclassifications, before tax	(850)	(15,449)	(16,299)
Tax benefit	204	—	204
Other comprehensive loss before reclassifications, net of tax	(646)	(15,449)	(16,095)
Reclassification of loss from accumulated other comprehensive income (loss), before tax	523	—	523
Reclassification of tax benefit	(125)	—	(125)
Reclassification of loss from accumulated other comprehensive income (loss), after tax	398	—	398
Net current-period other comprehensive loss, net of tax	(248)	(15,449)	(15,697)
June 30, 2020	$265	$(35,354)	$(35,089)
(1)Taxes are not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 10. Stock-Based Incentive Plans
Stock-based incentive plans compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service-based restricted stock units (“RSUs”)	$5,205	$4,250	$10,047	$8,728
Service-based stock appreciation rights (“SARs”)	3,064	3,290	6,386	5,974
Market performance-based restricted stock units	898	1,035	1,661	1,931
Operating performance-based restricted stock units	239	1,149	506	1,844
Employee share purchase plan	510	267	852	557
Total stock-based compensation expense	$9,916	$9,991	$19,452	$19,034
During the six months ended June 30, 2021, we issued stock-based compensatory awards with terms approved by the Compensation Committee of our Board of Directors. The awards with service conditions generally vest ratably from two to four years and are subject to forfeiture unless service conditions are met. Market performance-based awards were issued that cliff vest after three years subject to the rank of our total shareholder return for the three-year period ending December 31, 2023 relative to the total shareholder returns for a peer group of companies. Operating performance-based awards were issued that cliff vest after three years subject to the achievement of a target based on the adjusted free cash flow for fiscal year 2021. Additionally, operating performance-based awards were issued that cliff vest after three years subject to the achievement of a target based on the return on invested capital for fiscal year 2021. Compensation expense related to awards granted during 2021 for the three and six months ended June 30, 2021 was $3.3 million and $3.4 million, respectively.
Stock-based compensation agreements issued during the six months ended June 30, 2021, representing potential shares and their weighted average grant date fair values by type follows (shares in thousands, fair value in dollars):

	Six Months Ended June 30, 2021
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	594,617	$29.22
Service-based RSUs	338,860	$73.64
Market performance-based RSUs	47,916	$114.74
Operating performance-based RSUs	76,040	$73.25
Note 11. Income Taxes
Our effective income tax rate from continuing operations for the three and six months ended June 30, 2021 was (8.1)% and (9.0)%, respectively, compared with (306.0)% and (78.0)%, respectively, for the for the three and six months ended June 30, 2020. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.
We continually assess the realizability of our worldwide deferred tax asset and valuation allowance positions, and when the need arises, we establish or release valuation allowances accordingly.
Compared with the three months ended June 30, 2020, the change in the effective tax rate for the three months ended June 30, 2021 was primarily attributable to the discrete tax impact of the sale of the Heart Valve business as compared to the establishment of a $70.0 million valuation allowance for the U.K. during the three months ended June 30, 2020.
Compared with the six months ended June 30, 2020, the change in the effective tax rate for the six months ended June 30, 2021 was primarily attributable to changes in valuation allowances and the discrete tax impact of the sale of the Heart Valve business as compared to the $42.9 million realized discrete tax benefit related to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) offset by the establishment of a $70.0 million valuation allowance for the U.K. during the six months ended June 30, 2020.
We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in our financial statements. Tax benefits totaling $3.3 million and $3.4 million were unrecognized as of June 30, 2021 and December 31, 2020, respectively. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $1.5 million.
Note 12. Earnings Per Share
The following table sets forth the basic and diluted weighted-average shares outstanding used in the computation of basic and diluted net income per share for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted weighted average shares outstanding (1)	48,928	48,611	48,833	48,548
(1)Excluded from the computation of diluted earnings per share were stock options, SARs and restricted share units totaling 3.9 million and 4.2 million for the three months ended June 30, 2021 and 2020, respectively, and 4.1 million and 4.2 million for the six months ended June 30, 2021 and 2020, respectively, because to include them would have been anti-dilutive under the treasury stock method.
Note 13. Geographic and Segment Information
We identify operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources, developing and executing our strategy, and assessing performance. We have two reportable segments: Cardiovascular and Neuromodulation.

The Cardiovascular segment generates its revenue from the development, production and sale of cardiopulmonary and advanced circulatory support products. Cardiopulmonary products include oxygenators, heart-lung machines, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories. Advanced circulatory support products include temporary life support product kits that can include a combination of pumps, oxygenators, and cannulae. On June 1, 2021, the Company completed the initial closing of the sale of the Heart Valve business which was part of the Cardiovascular segment. Revenues and expenses of the Heart Valves business prior to the closing date are included in the Cardiovascular segment results.
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

We operate under three geographic regions: U.S., Europe, and Rest of World. The table below presents net sales by operating segment and geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cardiopulmonary
United States	$37,388	$25,816	$73,147	$62,674
Europe	35,133	23,294	65,759	57,528
Rest of World	45,355	51,946	87,689	97,221
	117,876	101,056	226,595	217,423
Heart Valves
United States	2,212	2,488	4,929	5,861
Europe	6,123	5,348	14,407	14,877
Rest of World	6,389	9,630	16,843	21,939
	14,724	17,466	36,179	42,677
Advanced Circulatory Support
United States	12,964	5,668	25,524	15,744
Europe	178	303	406	673
Rest of World	133	42	337	87
	13,275	6,013	26,267	16,504
Cardiovascular
United States	52,564	33,972	103,600	84,279
Europe	41,434	28,945	80,572	73,078
Rest of World	51,877	61,618	104,869	119,247
	145,875	124,535	289,041	276,604
Neuromodulation
United States	91,779	44,215	174,079	117,491
Europe	14,604	6,416	26,283	16,999
Rest of World	11,253	6,581	20,973	12,379
	117,636	57,212	221,335	146,869
Other	972	459	1,710	1,130
Totals
United States	144,343	78,187	277,679	201,770
Europe (1)	56,038	35,361	106,855	90,077
Rest of World	64,102	68,658	127,552	132,756
Total (2)	$264,483	$182,206	$512,086	$424,603
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

The table below presents a reconciliation of segment (loss) income from continuing operations to consolidated loss from continuing operations before tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cardiovascular (1)	$(28,343)	$(9,407)	$(22,715)	$(726)
Neuromodulation	38,084	27,282	72,123	61,140
Other	(34,228)	(20,876)	(64,897)	(47,486)
Total reportable segment (loss) income from continuing operations	(24,487)	(3,001)	(15,489)	12,928
Other expenses (2)	10,374	12,236	23,795	27,557
Operating loss from continuing operations	(34,861)	(15,237)	(39,284)	(14,629)
Interest income	189	287	115	435
Interest expense	(16,515)	(5,715)	(32,451)	(10,564)
Foreign exchange and other gains (losses)	50	(999)	(6,319)	(2,913)
Loss from continuing operations before tax	$(51,137)	$(21,664)	$(77,939)	$(27,671)
(1)Cardiovascular segment operating loss includes provision for litigation involving our 3T device of $29.4 million and $32.4 million for the three and six months ended June 30, 2021, respectively, and $1.0 million and $1.0 million for the three and six months ended June 30, 2020, respectively, which is included within other operating expenses on the condensed consolidated statements of income (loss). For additional information, please refer to “Note 8. Commitments and Contingencies.”
(2)Other expenses consists of merger and integration expense, restructuring expense and amortization of intangible assets.
Assets by segment are as follows (in thousands):

	June 30, 2021	December 31, 2020
Cardiovascular	$1,264,145	$1,361,669
Neuromodulation	654,649	673,586
Other	477,728	376,096
Total assets	$2,396,522	$2,411,351
Capital expenditures by segment are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cardiovascular	$4,418	$5,445	$8,567	$10,737
Neuromodulation	51	836	91	6,075
Other	1,663	364	2,588	2,207
Total	$6,132	$6,645	$11,246	$19,019
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2021 were as follows (in thousands):

	Cardiovascular	Neuromodulation	Total
December 31, 2020	$523,564	$398,754	$922,318
Foreign currency adjustments	(4,043)	—	(4,043)
June 30, 2021	$519,521	$398,754	$918,275

Property, plant and equipment, net by geography are as follows (in thousands):

	June 30, 2021	December 31, 2020
United States	$62,880	$64,553
Europe	88,704	93,821
Rest of World	5,831	5,431
Total	$157,415	$163,805
Note 14. Supplemental Financial Information
Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$41,572	$43,257
Work-in-process	11,155	8,055
Finished goods	74,441	75,363
	$127,168	$126,675
As of June 30, 2021 and December 31, 2020, inventories include adjustments totaling $5.2 million and $6.6 million, respectively, to record balances at lower of cost or net realizable value.
Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Legal and administrative costs	$21,427	$15,820
Operating lease liabilities	11,709	11,276
Contingent consideration (1)	12,517	13,968
Contract liabilities	7,837	6,929
Restructuring related liabilities (2)	6,338	6,258
Amount payable to Gyrus Capital S.A.	5,595	—
Research and development costs	4,808	4,257
Provisions for agents, returns and other	2,573	3,063
Other accrued expenses	27,423	26,465
	$100,227	$88,036
(1)Refer to “Note 5. Fair Value Measurements”
(2)Refer to “Note 3. Restructuring”
As of June 30, 2021 and December 31, 2020, contract liabilities of $8.1 million and $8.6 million, respectively, are included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

The table below presents the items included within foreign exchange and other gains (losses) on the condensed consolidated statements of income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Exchangeable Notes fair value adjustment (1)	$(26,048)	$3,450	$(52,384)	$3,450
Capped call fair value adjustment (1)	19,408	1,829	31,957	1,829
Dividend income (2)	3,133	—	3,133	—
Foreign exchange rate fluctuations	1,544	(590)	1,134	(2,761)
Other derivative liabilities fair value adjustment (1)	923	—	4,090	—
Investment revaluation (2)	—	—	4,640	—
Exchangeable Notes issuance costs	—	(2,429)	—	(2,429)
Other	1,090	(3,259)	1,111	(3,002)
Foreign exchange and other gains (losses)	$50	$(999)	$(6,319)	$(2,913)
(1)Refer to “Note 5. Fair Value Measurements”
(2)Refer to “Note 4. Investments”
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
Procedure volumes in Neuromodulation continue to recover, especially replacement implant volumes. Across our business, certain countries in our Europe and Rest of World regions remain challenged by COVID-19. Despite shifting market dynamics resulting from the pandemic, we continue to gain momentum in Neuromodulation sales growth across all regions.
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
During the second quarter of 2020, LivaNova paused RECOVER study patients in progressing beyond the first baseline depression scale measurement because the majority of our study sites and their corresponding surgical centers were closed. In order to maintain momentum, we continued activating new sites and identifying, educating and consenting patients at existing sites. During the third quarter of 2020, certain sites and surgical centers began to open and we re-initiated movement within RECOVER. We expect the number of patient implants to accelerate through fiscal year 2021 as study sites are able to progress consented patients and the impact of COVID-19 diminishes. With an increase in the reopening of psychiatrist offices and surgical centers in the second quarter of 2021, we have accelerated site activations, patient consents and implants. However, there can be no assurance that there will not be closures of sites in the future should COVID-19 reemerge.
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
Cardiovascular
Our Cardiovascular segment is engaged in the development, production and sale of cardiopulmonary products and advanced circulatory support. Cardiopulmonary products include oxygenators, heart-lung machines, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories. Advanced circulatory support products include temporary life support controllers and product kits that can include a combination of pumps, oxygenators, and cannulae.
Divestiture of Heart Valve Business
On December 2, 2020, LivaNova entered into a Purchase Agreement with Purchaser, a company incorporated under the laws of Luxembourg and wholly owned and controlled by funds advised by Gyrus Capital S.A., a Swiss private equity firm. The Purchase Agreement provides for the divestiture of certain of LivaNova’s subsidiaries as well as certain other assets and liabilities relating to the Company’s Heart Valve business and site management operations conducted by the Company’s subsidiary LSM at the Company’s Saluggia campus for €60.0 million (approximately $71.2 million as of June 30, 2021). On April 9, 2021, LivaNova and the Purchaser entered into an A&R Purchase Agreement which amends and restates the original Purchase Agreement to, among other things, defer the closing of the sale and purchase of LSM by up to two years and include or amend certain additional terms relating to such deferral, including certain amendments relating to the potential hazardous substances liabilities of LSM and the related expense reimbursement provisions. The initial closing of the sale of the Heart Valve business occurred on June 1, 2021 and we received €34.8 million (approximately $42.5 million as of June 1, 2021), subject to customary trade working capital and net indebtedness adjustments, as set forth in the Purchase Agreement. An additional €2.5 million (approximately $3.0 million as of June 30, 2021) is payable to LivaNova during the fourth quarter of 2021 and €10.0 million (approximately $11.9 million as of June 30, 2021) is payable to LivaNova on December 30, 2022.
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
Product Liability
The Company is currently involved in litigation involving our 3T device. The litigation includes federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania, various U.S. state court cases and cases in jurisdictions outside the U.S. A class action, filed in February 2016 in the U.S. District Court for the Middle District of Pennsylvania, consisting of all Pennsylvania residents who underwent open heart surgery at WellSpan York Hospital and Penn State Milton S. Hershey Medical Center between 2011 and 2015 and who currently are asymptomatic for NTM infection, was dismissed on July 16, 2021.
On March 29, 2019, we announced a settlement framework that provides for a comprehensive resolution of the personal injury cases pending in the multi-district litigation in U.S. federal court, the related class action in federal court, as well as certain cases in state courts across the United States. The agreement, which makes no admission of liability, is subject to certain conditions, including acceptance of the settlement by individual claimants and provides for a total payment of up to $225 million to resolve the claims covered by the settlement. Per the agreed-upon terms, the first payment of $135 million was paid into a qualified settlement fund in July 2019 and the second payment of $90 million was paid in January 2020. Cases covered by the settlement are being dismissed as amounts are disbursed to individual plaintiffs from the qualified settlement fund.
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of July 28, 2021, including the cases encompassed in the settlement framework described above that have not yet been dismissed, we are aware of approximately 85 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. This number includes 10 cases that have settled but have not yet been dismissed. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
In the second quarter of 2021, we recorded an additional liability of $29.4 million due to new information received about the nature of certain claims. At June 30, 2021, the provision for these matters was $60.2 million. While the amount accrued represents our best estimate for those filed and unfiled claims that are both probable and estimable, the actual liability for resolution of these matters may vary from our estimate.
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
Obstructive Sleep Apnea

In June 2021, LivaNova received approval from the FDA to proceed with its investigational device exemption clinical study, “Treating Obstructive Sleep Apnea using Targeted Hypoglossal Neurostimulation (OSPREY).” The OSPREY study seeks to demonstrate the safety and effectiveness of the Aura6000® System, the LivaNova implantable hypoglossal neurostimulator intended to treat adult patients with moderate to severe obstructive sleep apnea.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$264,483	$182,206	$512,086	$424,603
Cost of sales	90,803	65,730	173,723	141,631
Gross profit	173,680	116,476	338,363	282,972
Operating expenses:
Selling, general and administrative	122,748	102,743	238,429	227,675
Research and development	52,557	25,152	97,182	61,054
Other operating expenses	33,236	3,818	42,036	8,872
Operating loss from continuing operations	(34,861)	(15,237)	(39,284)	(14,629)
Interest income	189	287	115	435
Interest expense	(16,515)	(5,715)	(32,451)	(10,564)
Foreign exchange and other gains (losses)	50	(999)	(6,319)	(2,913)
Loss from continuing operations before tax	(51,137)	(21,664)	(77,939)	(27,671)
Income tax expense	4,140	66,285	6,996	21,571
Losses from equity method investments	(41)	(44)	(81)	(173)
Net loss from continuing operations	(55,318)	(87,993)	(85,016)	(49,415)
Net loss from discontinued operations, net of tax	—	—	—	(995)
Net loss	$(55,318)	$(87,993)	$(85,016)	$(50,410)

Net Sales
The table below presents net sales by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Cardiopulmonary
United States	$37,388	$25,816	44.8%	$73,147	$62,674	16.7%
Europe	35,133	23,294	50.8%	65,759	57,528	14.3%
Rest of World	45,355	51,946	(12.7)%	87,689	97,221	(9.8)%
	117,876	101,056	16.6%	226,595	217,423	4.2%
Heart Valves
United States	2,212	2,488	(11.1)%	4,929	5,861	(15.9)%
Europe	6,123	5,348	14.5%	14,407	14,877	(3.2)%
Rest of World	6,389	9,630	(33.7)%	16,843	21,939	(23.2)%
	14,724	17,466	(15.7)%	36,179	42,677	(15.2)%
Advanced Circulatory Support
United States	12,964	5,668	128.7%	25,524	15,744	62.1%
Europe	178	303	(41.3)%	406	673	(39.7)%
Rest of World	133	42	216.7%	337	87	287.4%
	13,275	6,013	120.8%	26,267	16,504	59.2%
Cardiovascular
United States	52,564	33,972	54.7%	103,600	84,279	22.9%
Europe	41,434	28,945	43.1%	80,572	73,078	10.3%
Rest of World	51,877	61,618	(15.8)%	104,869	119,247	(12.1)%
	145,875	124,535	17.1%	289,041	276,604	4.5%
Neuromodulation
United States	91,779	44,215	107.6%	174,079	117,491	48.2%
Europe	14,604	6,416	127.6%	26,283	16,999	54.6%
Rest of World	11,253	6,581	71.0%	20,973	12,379	69.4%
	117,636	57,212	105.6%	221,335	146,869	50.7%
Other	972	459	111.8%	1,710	1,130	51.3%
Totals
United States	144,343	78,187	84.6%	277,679	201,770	37.6%
Europe (1)	56,038	35,361	58.5%	106,855	90,077	18.6%
Rest of World	64,102	68,658	(6.6)%	127,552	132,756	(3.9)%
Total	$264,483	$182,206	45.2%	$512,086	$424,603	20.6%
(1)Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in “Rest of World.”

The table below presents segment (loss) income from continuing operations (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Cardiovascular	$(28,343)	$(9,407)	201.3%	$(22,715)	$(726)	3,028.8%
Neuromodulation	38,084	27,282	39.6%	72,123	61,140	18.0%
Other	(34,228)	(20,876)	64.0%	(64,897)	(47,486)	36.7%
Total reportable segment (loss) income from continuing operations (1)	$(24,487)	$(3,001)	716.0%	$(15,489)	$12,928	(219.8)%
(1)For a reconciliation of segment (loss) income from continuing operations to loss from continuing operations before tax refer to “Note 13. Geographic and Segment Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cardiovascular
Cardiovascular net sales for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 increased 17.1% and 4.5%, respectively. Cardiopulmonary sales for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 increased 16.6% and 4.2% to $117.9 million and $226.6 million, respectively, primarily related to growth in oxygenators, largely in the Europe and U.S. regions, partially offset by a reduction in capital equipment purchases in the Rest of World region. Advanced Circulatory Support sales for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 increased 120.8% and 59.2% to $13.3 million and $26.3 million, respectively, resulting from the continued adoption of LifeSPARC in the U.S. and an increase in procedure volumes. These increases in sales were partially offset by a decline in Heart Valves sales for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 of 15.7% and 15.2% to $14.7 million and $36.2 million, respectively, primarily resulting from the sale of the Heart Valves business on June 1, 2021.
Cardiovascular operating loss for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 increased primarily due to an increase in the litigation provision related to our 3T Heater-Cooler device of $28.4 million and $31.5 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively. Additionally, operating loss increased due to the net impact of changes in the fair value of the milestone-based contingent consideration arrangements associated with the acquisitions of TandemLife and Miami Instruments totaling $3.7 million and $6.9 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively. These increases to operating loss were partially offset by an increase in net sales, as discussed above, as well as a decrease in 3T Heater-Cooler product remediation expense of $3.9 million and $5.3 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively.
Neuromodulation
Neuromodulation net sales for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 increased 105.6% and 50.7% to $117.6 million and $221.3 million, respectively, primarily due to improving market dynamics across all regions and particularly in the U.S.
Neuromodulation operating income for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 increased primarily due to an increase in net sales, as discussed above, partially offset by the net impact of changes in fair value of the sales-based and milestone-based contingent consideration arrangement associated with the acquisition of ImThera of $35.2 million and $49.9 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively.
Cost of Sales and Expenses
The table below presents our comparative cost of sales and significant expenses as a percentage of sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Cost of sales	34.3%	36.1%	(1.8)%	33.9%	33.4%	0.5%
Selling, general and administrative	46.4%	56.4%	(10.0)%	46.6%	53.6%	(7.0)%
Research and development	19.9%	13.8%	6.1%	19.0%	14.4%	4.6%
Other operating expenses	12.6%	2.1%	10.5%	8.2%	2.1%	6.1%

Cost of Sales
Cost of sales consisted primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components and product remediation expenses. Cost of sales as a percentage of net sales for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 decreased primarily due to favorable product mix as well as a decline in product remediation expenses associated with our 3T Heater-Cooler device. These decreases were partially offset by the net impact of the changes in fair value of sales-based contingent consideration arrangements of $20.6 million and $29.3 million, respectively.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses consisted of sales, marketing, general and administrative activities. SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 decreased primarily due to an increase in sales, partially offset by an increase in sales and marketing expenses due to lower commercial related variable and discretionary spending during the three and six months ended June 30, 2020 as a result of COVID-19.
Research and Development (“R&D”) Expenses
R&D expenses consisted of product design and development efforts, clinical study programs and regulatory activities, which are essential to our strategic portfolio initiatives, including DTD, obstructive sleep apnea and heart failure. R&D expenses as a percentage of net sales for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 increased primarily due to an increase in R&D expense resulting from the net impact of changes in fair value of milestone-based contingent consideration arrangements of $18.4 million and $27.5 million, respectively.
Other Operating Expenses
Other operating expenses consisted of merger and integration expense, restructuring expense, the provision for litigation involving our 3T Heater-Cooler device and gain (loss) on the on sale of Heart Valves. Other operating expenses as a percentage of net sales for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 increased primarily due to an increase in the litigation provision related to our 3T Heater-Cooler device of $28.4 million and $31.5 million, respectively. For additional information refer to “Note 8. Commitments and Contingencies.”
Interest Expense
We incurred interest expense of $16.5 million and $32.5 million for the three and six months ended June 30, 2021, respectively, as compared to $5.7 million and $10.6 million for the three and six months ended June 30, 2020, respectively. The increase for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was primarily due to an increase in debt borrowings in June 2020 at increased borrowing rates.
Foreign Exchange and Other Gains (Losses)
Foreign exchange and other gains (losses) consisted primarily of changes in the fair value of the embedded exchange feature and capped call derivatives, gains and losses arising from transactions denominated in a currency different from an entity’s functional currency and foreign currency exchange rate derivative gains and losses.
We incurred foreign exchange and other gains (losses) of $0.1 million and $(6.3) million for the three and six months ended June 30, 2021, respectively, as compared to $(1.0) million and $(2.9) million for the three and six months ended June 30, 2020, respectively. For further details on foreign exchange and other gains (losses) refer to “Note 14. Supplemental Financial Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Our effective income tax rate from continuing operations for the three and six months ended June 30, 2021 was (8.1)% and (9.0)%, respectively, compared with (306.0)% and (78.0)%, respectively, for the for the three and six months ended June 30, 2020. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in tax credits and incentives, and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the three months ended June 30, 2020, the change in the effective tax rate for the three months ended June 30, 2021 was primarily attributable to the discrete tax impact of the sale of the Heart Valve business as compared to the establishment of a $70.0 million valuation allowance for the U.K. during the three months ended June 30, 2020.
Compared with the six months ended June 30, 2020, the change in the effective tax rate for the six months ended June 30, 2021 was primarily attributable to changes in valuation allowances and the discrete tax impact of the sale of the Heart Valve business as compared to the $42.9 million realized discrete tax benefit related to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) offset by the establishment of a $70.0 million valuation allowance for the U.K. during the six months ended June 30, 2020.
European Union State Aid Challenge
On April 2, 2019, the EC concluded that “when financing income from a foreign group company, channeled through an offshore subsidiary, derives from UK activities, the group finance exemption is not justified and constitutes State aid under EU rules.” Based upon our assessment of the technical arguments as to whether the UK group exemption is State aid, together with no material UK activities involved in our financing, no reserve relating to our tax position has been recognized related to this matter. Furthermore, in December 2019, we amended our 2017 tax return filing to avail ourselves of different rules to determine UK taxation, which are not subject to the EU decision. We filed our 2018 tax return in a similar fashion, and therefore, we do not believe that the EU state aid decision will result in a material liability.
Liquidity and Capital Resources
Based on our current business plan, we believe that our existing cash and cash equivalents, future cash generated from operations and borrowing under our current debt facilities will be sufficient to fund our expected operating needs, working capital requirements, R&D opportunities, capital expenditures, and debt service requirements over the twelve-month period beginning from the issuance date of these condensed consolidated financial statements. From time to time, we may decide to access debt and/or equity markets to optimize our capital structure, raise additional capital or increase liquidity as necessary, including to satisfy liabilities in the event of an adverse ruling in connection with the SNIA litigation. Our liquidity could be adversely impacted by the factors affecting future operating results, including those referred to in “Part II, Item 1A. Risk Factors” in the 2020 Form 10-K as supplemented by the factors referred to in “Part II, Item 1A, Risk Factors” in this Quarterly Reports on Form 10-Q as well as “Note 8. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
On June 17, 2020, our wholly-owned subsidiary, LivaNova USA, Inc., issued $287.5 million principal amount of 3.00% Cash Exchangeable Senior Notes due 2025 (the “Notes”). Holders of the Notes are entitled to exchange the Notes at any time during specified periods, at their option. This includes the right to exchange the Notes during any calendar quarter, if the last reported sale price of LivaNova’s ordinary shares, with a nominal value of £1.00 per share, is greater than or equal to 130% of the exchange price, or $79.27 per share for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The exchange condition was satisfied on June 18, 2021, which allows the holders of the Notes to request to exchange the Notes beginning July 1, 2021 through September 30, 2021. As a result, we have reclassified our obligations from the Notes and the associated embedded exchange feature derivative as a current liability on the condensed consolidated balance sheet as of June 30, 2021. However, as of the date of filing of this Form 10-Q, no holders have elected to exchange the Notes. The Notes are exchangeable solely into cash and are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the Notes is 16.3980 ordinary shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $60.98 per share). The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the Notes. If holders elect to exchange their Notes during the current period or any future periods in the event an exchange condition is met, we would be required to settle our exchange obligation through the payment of cash, which could adversely affect our liquidity. Currently, the Company believes it is unlikely the holders of the Notes will exchange significant amounts of the Notes.
The Company has also entered into privately negotiated capped call transactions with terms substantially similar to those applicable to the Notes. The capped call transactions are expected generally to offset any cash payments the Company is required to make upon exchange of the Notes in excess of the principal amount thereof in the event that the market value per ordinary share, as measured under the capped call transactions, is greater than the strike price of the capped call transactions, with such offset being subject to an initial cap price of $100.00 per share. The capped call transactions expire on December 15, 2025 and must be settled in cash. If the capped call transactions are converted or redeemed early, settlement occurs at their termination value, which is equal to their fair value at the time of the redemption. The capped call transactions are included at their estimated fair value as of June 30, 2021 within current derivative assets on the condensed consolidated balance sheet.

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
 Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase in the balance of cash and cash equivalents were as follows (in thousands):

	Six Months Ended June 30, 2021
	2021	2020
Operating activities	$45,111	$(125,064)
Investing activities	46,715	(22,666)
Financing activities	(14,087)	319,697
Effect of exchange rate changes on cash and cash equivalents	(1,185)	(555)
Net increase in cash and cash equivalents	$76,554	$171,412
Operating Activities
Cash provided by operating activities during the six months ended June 30, 2021 increased by $170.2 million as compared to the same prior-year period. The increase is primarily due to a decrease in 3T litigation settlement payments of $113.5 million, the receipt of a CARES Act tax refund of $24.6 million during the six months ended June 30, 2021 and an increase in cash associated with net loss adjusted for non-cash items.
Investing Activities
Cash provided by investing activities during the six months ended June 30, 2021 increased $69.4 million as compared to the same prior-year period. The increase is primarily due proceeds from the sale of Heart Valves of $41.8 million as well as proceeds from the sale of LivaNova’s investment in and loan to Respicardia totaling $23.1 million.
Financing Activities
Cash used in financing activities during the six months ended June 30, 2021 was $14.1 million as compared to cash provided by financing activities during the six months ended June 30, 2020 of $319.7 million. The decrease is primarily due to a decrease in net borrowings of $387.6 million, partially offset by the purchase of a capped call associated with our Notes of $43.1 million and a closing adjustment payment for the sale of our former CRM business of $14.9 million made during the six months ended June 30, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.
(b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On July 28, 2021, the Company announced that the Company’s Board of Directors (the “Board”) will appoint Mr. Alex Shvartsburg to the position of Chief Financial Officer (“CFO”), effective August 1, 2021. Mr. Shvartsburg, 51, most recently served as Interim CFO of the Company, stepping in at the end of October 2020. Prior to his Interim CFO position, Mr. Shvartsburg served as the Company’s Corporate Vice President of Financial Planning and Analysis and the International Region.
Prior to joining LivaNova in 2017, Mr. Shvartsburg was CFO and COO of Caligor, a private equity-backed clinical services organization, where he held responsibility for Finance, Operations, Human Resources and Information Technology functions from June 2016 to September 2017. Previously, he held finance leadership roles including CFO of the Genetic Sciences division at Thermo Fisher Scientific and Senior Finance Director at Life Technologies, and for over twenty years, Mr. Shvartsburg held a series of finance roles of increasing responsibility within Johnson & Johnson.
On July 28, 2021, the Compensation Committee of the LivaNova Board of Directors approved a contract with Mr. Shvartsburg with respect to his employment as CFO. The contract provides for: (a) an annual base salary of not less than £330,000; (b) a 2021 short term incentive target bonus equal to 65% of the aforementioned salary; (c) eligibility to participate in the Company’s long term incentive plan and receive share incentives with a market value of at least $1,000,000 in any calendar year commenting in 2022, as determined at the sole discretion of the Compensation Committee; (d) annual pension allowance in an amount equal to 15% base + bonus; (e) a car allowance at £1,100 per month; and (f) a notice of termination of employment period of twelve months.
Mr. Shvartsburg does not have any family relationships with any executive officer or director of the Company or its affiliates. There are no arrangements or understandings with the Company, or any other persons, under which Mr. Shvartsburg was elected to serve as an officer of the Company. He is not party to any transaction requiring disclosure under Item 404(a) of Regulation S-K.
Disclosure Pursuant to Section 13(r) of the Exchange Act of 1934
Section 13(r) of the Exchange Act requires issuers to disclose in their quarterly reports certain types of dealings with Iran, including transactions or dealing with government-owned entities, even when those activities are lawful and do not involve U.S. persons. One of our non-U.S. subsidiaries currently sells medical devices, including cardiopulmonary, cardiac surgery and neuromodulation products, to privately held distributors in Iran.
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

Our gross revenues and net profits attributable to the above-mentioned Iranian activities were $3.3 million and $1.4 million for the three months ended June 30, 2021, respectively, and $4.6 million and $2.0 million for the six months ended June 30, 2021, respectively.
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

Exhibit Number	Document Description
10.1*†	Service Agreement, effective August 1, 2021 between the Company and Alex Shvartsburg
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30 2021 and 2020, and (vi) the Notes to the Condensed Consolidated Financial Statements
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: July 28, 2021	By:	/s/ DAMIEN MCDONALD
Damien McDonald
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: July 28, 2021	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)