Form 10-Q
period 2022-03-31
LivaNova PLC
filed 2022-05-04
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
or
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
(Address of principal executive offices) ....................... (Zip Code)
Registrant’s telephone number, including area code: (44) (0) 203 325-0660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares - £1.00 par value per share	LIVN	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at April 29, 2022
Ordinary Shares - £1.00 par value per share	53,440,615

LIVANOVA PLC
In this Quarterly Report on Form 10-Q, “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.
This report may contain references to our proprietary intellectual property, including among others:
•Trademarks for our Neuromodulation systems, the VNS Therapy™ System, the VITARIA™ System and our proprietary pulse generator products: Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse™), Model 104 (Demipulse Duo™), Model 106 (AspireSR™), Model 1000 (SenTiva™), Model 1000-D (SenTiva™ Duo), Model 7103 (VITARIA™ and TitrationAssist™) and Model 8103 (Symmetry™).
•Trademarks for our Cardiopulmonary products and systems: Essenz™, S5™, S3™, S5 Pro™, B-Capta™, Inspire™, Heartlink™, XTRA™, 3T Heater-Cooler™, Connect™ and Revolution™.
•Trademarks for our advanced circulatory support systems: TandemLife™, TandemHeart™, TandemLung™, ProtekDuo™, LifeSPARC™, ALung™, Hemolung™, Respiratory Dialysis™ and ActivMix™.
•Trademarks for our obstructive sleep apnea system: ImThera™ and aura6000™.
These trademarks and trade names are the property of LivaNova or the property of our consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ™ symbol, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

________________________________________

NOTE ABOUT FORWARD LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, and include but are not limited to the risks and uncertainties summarized below:
•changes in technology, including the development of superior or alternative technology or devices by competitors and/or competition from providers of alternative medical therapies;
•risks related to reductions, interruptions or increasing costs related to the supply of raw materials and components and the distribution of finished products, including as a result of inflation, war, etc.;
•failure to develop and commercialize new products and the rate and degree of market acceptance of such products;
•failure to obtain approvals or maintain the current regulatory approvals for our products’ approved indications;
•failure to comply with, or changes in, laws, regulations or administrative practices affecting government regulation of our products, including, but not limited to, U.S. Food and Drug Administration (“FDA”) laws and regulations;
•changes in customer spending patterns;
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
•failure to obtain or maintain coverage and reimbursement for our products’ approved indications and risks related to cost containment efforts of healthcare purchasing organizations;
•unfavorable results from clinical studies or failure to meet milestones;
•losses or costs from pending, or future lawsuits and governmental investigations, including any amount of liability or damages imposed by the Appeals Court or the Supreme Court of Italy with respect to SNIA S.p.A.;
•risks relating to our indebtedness under the exchangeable senior notes, our revolving credit facility and our bridge loan facility;
•volatility in the global market and worldwide economic conditions, including volatility caused by the invasion of Ukraine, changes to existing trade agreements and relationships between the U.S. and other countries including the implementation of sanctions and/or COVID-19;
•effectiveness of our internal controls over financial reporting;
•changes in our profitability and/or failure to manage costs and expenses;
•fluctuations in future quarterly operating results and/or variations in sales and operating expenses relative to estimates;
•cyber-attacks or other disruptions to our information technology systems;
•product liability, intellectual property, shareholder-related, environmental-related, income tax and other litigation, disputes, losses and costs;
•protection, expiration and validity of our intellectual property;

•failure to comply with applicable U.S. laws and regulations, including federal and state privacy and security laws and regulations, and applicable non-U.S. laws and regulations;
•non-U.S. operational and economic risks and concerns;
•risks relating to the outbreak and spread of COVID-19 and its variants around the world;
•failure to retain key personnel, prevent labor shortages, or manage labor costs;
•harsh weather or natural disasters, including as a result of climate change, that interrupt our business operations or the business operations of our hospital-customers or failure to comply with evolving environmental laws;
•failure of new acquisitions to further our strategic objectives or strengthen our existing businesses;
•changes in tax laws, including exposure to additional income tax liabilities;
•changes in our common stock price; and
•activist investors causing disruptions to the business.
Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this and our other Quarterly Reports on Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.
Readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three months ended March 31, 2022 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2021 Form 10-K and in our Quarterly Reports on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021 (1)
Net sales	$240,175	$247,603
Cost of sales	71,732	84,195
Gross profit	168,443	163,408
Operating expenses:
Selling, general and administrative	118,525	115,681
Research and development	40,918	44,625
Other operating expenses	(505)	8,800
Operating income (loss)	9,505	(5,698)
Interest expense	(7,840)	(15,936)
Foreign exchange and other gains/(losses)	3,904	(6,443)
Income (loss) before tax	5,569	(28,077)
Income tax expense	2,537	2,644
Losses from equity method investments	(39)	(40)
Net income (loss)	$2,993	$(30,761)

Basic income (loss) per share	$0.06	$(0.63)
Diluted income (loss) per share	$0.06	$(0.63)

Shares used in computing basic income (loss) per share	53,300	48,736
Shares used in computing diluted income (loss) per share	54,176	48,736
(1)The condensed consolidated statement of income (loss) for the three months ended March 31, 2021 has been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2022	2021 (1)
Net income (loss)	$2,993	$(30,761)
Other comprehensive (loss) income:
Net change in unrealized loss on derivatives	(695)	(335)
Tax effect	—	339
Net of tax	(695)	4
Foreign currency translation adjustment	(8,260)	(25,875)
Total other comprehensive loss	(8,955)	(25,871)
Total comprehensive loss	$(5,962)	$(56,632)
(1)The condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2021 has been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$128,737	$207,992
Restricted cash	313,647	—
Accounts receivable, net of allowance of $13,493 at March 31, 2022 and $13,512 at December 31, 2021	182,112	185,354
Inventories	114,844	105,840
Prepaid and refundable taxes	29,168	37,621
Current derivative assets	82	106,629
Prepaid expenses and other current assets	41,033	35,745
Total Current Assets	809,623	679,181
Property, plant and equipment, net	147,957	150,066
Goodwill	896,599	899,525
Intangible assets, net	390,455	399,682
Operating lease assets	38,167	40,600
Investments	16,745	16,598
Deferred tax assets	2,699	2,197
Long-term derivative assets	96,717	—
Other assets	17,921	13,102
Total Assets	$2,416,883	$2,200,951
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$4,752	$229,673
Accounts payable	73,921	68,000
Accrued liabilities and other	92,026	88,937
Current derivative liabilities	1,928	183,109
Current litigation provision liability	30,126	32,845
Taxes payable	22,592	15,140
Accrued employee compensation and related benefits	82,569	79,266
Total Current Liabilities	307,914	696,970
Long-term debt obligations	455,810	9,849
Contingent consideration	83,341	86,830
Deferred tax liabilities	7,879	7,728
Long-term operating lease liabilities	30,876	35,919
Long-term employee compensation and related benefits	18,779	19,105
Long-term derivative liabilities	170,660	—
Other long-term liabilities	49,770	49,905
Total Liabilities	1,125,029	906,306
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 53,763,500 shares issued and 53,435,821 shares outstanding at March 31, 2022; 53,761,510 shares issued and 53,263,297 shares outstanding at December 31, 2021	82,298	82,295
Additional paid-in capital	2,121,098	2,117,961
Accumulated other comprehensive loss	(16,132)	(7,177)
Accumulated deficit	(894,791)	(897,784)
Treasury stock at cost, 327,679 ordinary shares at March 31, 2022; 498,213 ordinary shares at December 31, 2021	(619)	(650)
Total Stockholders’ Equity	1,291,854	1,294,645
Total Liabilities and Stockholders’ Equity	$2,416,883	$2,200,951
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2022	2021 (1)
Operating Activities:
Net income (loss)	$2,993	$(30,761)
Non-cash items included in net income (loss):
Stock-based compensation	10,256	9,536
Amortization	6,465	6,699
Depreciation	5,626	6,079
Amortization of debt issuance costs	4,412	4,409
Remeasurement of contingent consideration to fair value	(3,773)	453
Amortization of operating lease assets	2,653	5,389
Remeasurement of Respicardia investment and loan	—	(4,640)
Remeasurement of derivative instruments	(1,355)	7,268
Other	1,073	498
Changes in operating assets and liabilities:
Accounts receivable, net	1,494	(3,372)
Inventories	(9,637)	(1,625)
Other current and non-current assets	(1,953)	26,820
Accounts payable and accrued current and non-current liabilities	9,957	(1,858)
Taxes payable	709	(3,337)
Litigation provision liability	(3,097)	(2,078)
Net cash provided by operating activities	25,823	19,480
Investing Activities:
Purchases of property, plant and equipment	(5,215)	(8,220)
Purchase of investments	(278)	(1,800)
Proceeds from asset sales	11	162
Net cash used in investing activities	(5,482)	(9,858)
Financing Activities:
Proceeds from long-term debt obligations	218,342	—
Payment of debt issuance costs	(2,426)	—
Shares repurchased from employees for minimum tax withholding	(1,074)	(3,740)
Payment of contingent consideration	—	(4,387)
Other	35	(201)
Net cash provided by (used in) financing activities	214,877	(8,328)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(826)	(1,587)
Net increase (decrease) in cash, cash equivalents and restricted cash	234,392	(293)
Cash, cash equivalents and restricted cash at beginning of period	207,992	252,832
Cash, cash equivalents and restricted cash at end of period	$442,384	$252,539
(1)The condensed consolidated statement of cash flows for the three months ended March 31, 2021 has been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of, and for the three months ended March 31, 2022, have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2021 has been derived from audited financial statements contained in our 2021 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries, for the three months ended March 31, 2022, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our 2021 Form 10-K.
Global Developments
COVID-19
The COVID-19 pandemic (“COVID-19”) has caused and may continue to cause unpredictable demand for our products. Throughout the pandemic, healthcare customers have diverted medical resources and priorities towards the treatment of COVID-19, and public health bodies have delayed elective procedures, which has negatively impacted the usage of our products. Further, some people have avoided seeking treatment for non-COVID-19 procedures, and hospitals and clinics have experienced staffing shortages, which has negatively impacted the demand for our products. While the recent recovery of global cardiopulmonary procedures has resulted in stronger demand for our Cardiopulmonary products, our Neuromodulation and Advanced Circulatory Support businesses continue to experience ongoing COVID-19 related headwinds. We are monitoring the potential for various strains of the virus to cause a resumption of high levels of infection and hospitalization that, in turn, may affect the demand for our products.
Moreover, although our RECOVER study and ANTHEM-HFrEF pivotal trial continue to progress, there may be delays or closures of sites in the future should COVID-19 or variants thereof strengthen or reemerge.
Certain conditions improved during 2021, but we continue to experience COVID-19 related headwinds. Like many companies, for example, we are experiencing supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues in the wake of COVID-19. Though, to date, our supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Moreover, freight and labor costs at our manufacturing facilities have increased in the wake of inflation globally. The Company continues to respond to such challenges, and while we have business continuity plans in place, the impact of the ongoing challenges we are experiencing, along with their potential escalation, may adversely affect our business and the recoverability of our tangible and intangible assets. The future impact of pandemic-related developments remains uncertain.
Ukraine Invasion
In February 2022, Russia launched an invasion in Ukraine which caused us to assess our ability to sell in the market due to international sanctions, to consider the potential impact of raw material sourced from the region, and to determine whether we are able to transact in a compliant fashion. Although the region represented 1% of our total net sales for 2021, the Russian invasion of Ukraine has increased economic uncertainties, and a significant escalation or continuation of the conflict could have a material, global impact on our operating results. In addition, our Russian employees and local subsidiary are subject to evolving laws and regulations imposed by the Russian authorities in response to international sanctions.

Revision of Previously Issued Financial Statements
During the fourth quarter of 2021, the Company identified and corrected an error related to foreign currency exchange rates utilized to calculate inventory and cost of sales for the years ended December 31, 2017 through 2020 and the nine months ended September 30, 2021. Using the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated whether our previously issued consolidated financial statements were materially misstated due to these errors. Based upon our evaluation of both quantitative and qualitative factors, we believe that the effects of these errors were not material individually or in the aggregate to any previously reported quarterly or annual period. Accordingly, we have revised our previously issued financial statements as shown below (in thousands):
Consolidated Statements of Income (Loss)

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Revised
Cost of sales - exclusive of amortization	$79,216	$1,275	$80,491
Operating loss	(4,423)	(1,275)	(5,698)
Loss before tax	(26,802)	(1,275)	(28,077)
Income tax expense	2,856	(212)	2,644
Net loss	(29,698)	(1,063)	(30,761)
Basic and diluted loss per share	$(0.61)	$(0.02)	$(0.63)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Revised
Net loss	$(29,698)	$(1,063)	$(30,761)
Total comprehensive loss	(55,569)	(1,063)	(56,632)
Consolidated Statements of Stockholders’ Equity

	As Previously Reported		Adjustments		As Revised
	Accumulated Deficit	Total Stockholders’ Equity	Accumulated Deficit	Total Stockholders’ Equity	Accumulated Deficit	Total Stockholders’ Equity
March 31, 2021	$(782,100)	$1,065,757	$(10,627)	$(10,627)	$(792,727)	$1,055,130
Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Revised
Net loss	$(29,698)	$(1,063)	$(30,761)
Deferred tax expense (benefit)	37	(212)	(175)
Changes in operating assets and liabilities:
Inventories	(2,900)	1,275	(1,625)
Net cash used in operating activities	19,480	—	19,480
Reclassifications
We have reclassified certain prior period amounts on the condensed consolidated statements of income (loss), the condensed consolidated balance sheets and the condensed consolidated statements of cash flows for comparative purposes. These reclassifications did not have a material effect on our financial condition, results of operations or cash flows. The prior period reclassifications on the condensed consolidated statements of income (loss) are summarized and presented below (in thousands):
•Product remediation has been reclassified to cost of sales;

•Merger and integration expenses have been reclassified to other operating expenses;
•Restructuring expenses have been reclassified to other operating expenses;
•Litigation provision, net has been reclassified to other operating expenses;
•Amortization of intangibles has been reclassified to cost of sales or selling, general and administrative based on the nature of the underlying intangible asset;
•Gain on the sale of Heart Valve business has been reclassified from revaluation of disposal group to other operating expenses; and
•Interest income has been reclassified to foreign exchange and other gains/(losses).

	Three Months Ended March 31, 2021
	As Revised	Reclassifications	Current Presentation
Net sales	$247,603	$—	$247,603
Cost of sales	80,491	3,704	84,195
Product remediation	68	(68)	—
Gross profit	167,044	(3,636)	163,408
Operating expenses:
Selling, general and administrative	112,618	3,063	115,681
Research and development	44,625	—	44,625
Merger and integration expenses	630	(630)	—
Restructuring expenses	6,092	(6,092)	—
Revaluation of disposal group	(966)	966	—
Amortization of intangibles	6,699	(6,699)	—
Litigation provision, net	3,044	(3,044)	—
Other operating expenses	—	8,800	8,800
Operating loss	(5,698)	—	(5,698)
Interest income	(74)	74	—
Interest expense	(15,936)	—	(15,936)
Foreign exchange and other gains/(losses)	(6,369)	(74)	(6,443)
Loss before tax	$(28,077)	$—	$(28,077)
Significant Accounting Policies
Our significant accounting policies are detailed below and in “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” and “Note 3. Revenue Recognition” of our 2021 Form 10-K.
Restricted Cash
The Company classifies cash that is not available for use in its operations as restricted cash within current assets on the condensed consolidated balance sheet. As of March 31, 2022, our restricted cash balance totaled $313.6 million and was comprised of cash deposits with Barclays held as collateral for a first demand bank guarantee of €270.0 million (approximately $299.5 million as of March 31, 2022) to obtain the suspension of the Court of Appeal of Milan judgment for the payment of damages in connection with the SNIA litigation until review of such judgment by the Italian Supreme Court (the “SNIA Litigation Guarantee”). As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in US dollars in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. For additional information regarding the SNIA litigation, please refer to “Note 7. Commitments and Contingencies.”

Note 2. Divestiture of Heart Valve Business
On December 2, 2020, LivaNova entered into a Purchase Agreement with Mitral Holdco S.à r.l., a company incorporated under the laws of Luxembourg and wholly-owned and controlled by funds advised by Gyrus Capital S.A., a Swiss private equity firm. The Purchase Agreement provides for the divestiture of certain of LivaNova’s subsidiaries as well as certain other assets and liabilities relating to the Company’s Heart Valve business and site management operations conducted by the Company’s subsidiary LivaNova Site Management (“LSM”) at the Company’s Saluggia campus for €60.0 million. On April 9, 2021, LivaNova and the Purchaser entered into an A&R Purchase Agreement which amends and restates the original Purchase Agreement to, among other things, defer the closing of the sale and purchase of LSM by up to two years and include or amend certain additional terms relating to such deferral, including certain amendments relating to the potential hazardous substances liabilities of LSM and the related expense reimbursement provisions.
The closing of the sale of the Heart Valve business occurred on June 1, 2021, and we received €34.8 million (approximately $42.5 million as of June 1, 2021), subject to customary trade working capital and net indebtedness adjustments, as set forth in the Purchase Agreement. We also received $3.0 million in December 2021. An additional €9.3 million (approximately $10.3 million as of March 31, 2022) is payable to LivaNova in 2022. During the three months ended March 31, 2021, we increased the carrying value of the disposal group by $1.0 million, which is included within other operating expenses on the condensed consolidated statement of income (loss).
Note 3. Investments
Investments on the condensed consolidated balance sheets represent the carrying value of our investments in equity securities of non-consolidated affiliates without readily determinable fair values for which we do not exert significant influence over the investee. These equity investments are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. At March 31, 2022 and December 31, 2021, the carrying value of our investments was $16.7 million and $16.6 million, respectively.
In April 2021, Zoll Medical Corporation acquired Respicardia Inc., a privately funded U.S. company in which we had an equity investment and also to which we had a loan outstanding. As a result of the acquisition, we received proceeds of $23.1 million for both our investment and loan receivable which had carrying values of $17.7 million and $0.8 million as of December 31, 2020, respectively. The Company recorded a gain of $4.6 million during the first quarter of 2021 to adjust the investment and loans receivable to fair value, which is included in foreign exchange and other gains/(losses) on the condensed consolidated statement of income (loss).
Note 4. Fair Value Measurements
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2022 and 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of March 31, 2022	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (foreign currency exchange rate “FX”)	$262	$—	$262	$—
Derivative assets - freestanding instruments (FX)	21	—	21	—
Derivative assets - capped call derivatives	96,717	—	—	96,717
Convertible notes receivable	2,770	—	—	2,770
	$99,770	$—	$283	$99,487

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$1,946	$—	$1,946	$—
Derivative liabilities - freestanding instruments (FX)	183	—	183	—
Derivative liabilities - embedded exchange feature	170,660	—	—	170,660
Contingent consideration arrangements	94,609	—	—	94,609
	$267,398	$—	$2,129	$265,269

	Fair Value as of December 31, 2021	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (foreign currency exchange rate “FX”)	$243	$—	$243	$—
Derivative assets - freestanding instruments (FX)	61	—	61	—
Derivative assets - capped call derivatives	106,629	—	—	106,629
Convertible notes receivable	2,767	—	—	2,767
	$109,700	$—	$304	$109,396

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$1,286	$—	$1,286	$—
Derivative liabilities - freestanding instruments (FX)	427	—	427	—
Derivative liabilities - embedded exchange feature	181,700	—	—	181,700
Contingent consideration arrangements	98,382	—	—	98,382
	$281,795	$—	$1,713	$280,082

The following table provides a reconciliation of the beginning and ending balances of our recurring fair value measurements, using significant unobservable inputs (Level 3) (in thousands):

	Capped Call Derivative Asset	Convertible Notes Receivable	Embedded Exchange Feature Derivative Liability	Contingent Consideration Liability Arrangements
As of December 31, 2021	$106,629	$2,767	$181,700	$98,382
Changes in fair value	(9,912)	3	(11,040)	(3,773)
Total at March 31, 2022	96,717	2,770	170,660	94,609
Less current portion at March 31, 2022	—	2,495	—	11,268
Long-term portion at March 31, 2022	$96,717	$275	$170,660	$83,341
Embedded Exchange Feature and Capped Call Derivatives
In June 2020, the Company issued $287.5 million in cash exchangeable senior notes and entered into related capped call transactions. The cash exchangeable senior notes include an embedded exchange feature that is bifurcated from the cash exchangeable senior notes. Please refer to “Note 5. Financing Arrangements” for further details. The embedded exchange feature derivative is measured at fair value using a binomial lattice model and discounted cash flows that utilize observable and unobservable market data. The capped call derivative is measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including stock price, remaining contractual term, expected volatility, risk-free interest rate and expected dividend yield, as applicable.
The embedded exchange feature and capped call derivatives are classified as Level 3 as the Company uses historical volatility and implied volatility from options traded to determine expected stock price volatility which is an unobservable input that is significant to the valuation. In general, an increase in our stock price or stock price volatility would increase the fair value of the embedded exchange feature and capped call derivatives which would result in an increase in expense. As time to the expiration of the derivatives decreases, the fair value of the derivatives would decrease. The future impact on net income depends on how significant inputs such as stock price, stock price volatility and time to the expiration of the derivatives change in relation to other inputs. Changes in the fair value of the embedded exchange feature derivative and capped call derivatives are recognized in foreign exchange and other gains/(losses) in the condensed consolidated statements of income (loss).
The stock price volatility as of March 31, 2022 was 36%. As of March 31, 2022, a 10% lower volatility, holding other inputs constant, would result in approximate fair value for the embedded exchange feature derivative of $154.5 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $188.2 million. As of March 31, 2022, a 10% lower volatility, holding other inputs constant, would result in approximate fair value for the capped call derivatives of $107.4 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $87.4 million.

Contingent Consideration Arrangements
The following table provides the fair value of our Level 3 contingent consideration arrangements by acquisition (in thousands):

	March 31, 2022	December 31, 2021
ImThera	$83,341	$86,830
TandemLife	11,268	11,552
	$94,609	$98,382
The ImThera business combination involved contingent consideration arrangements composed of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnout is valued using projected sales from our internal strategic plan. Both arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of March 31, 2022:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	5.3%
		Probability of payment	85%
		Projected payment year	2024

Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	13.9%
		Credit risk discount rate	5.5%	-	6.2%
		Revenue volatility	32.5%
		Probability of payment	85%
		Projected years of earnout	2025	-	2028
The TandemLife business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain regulatory milestones. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs as of March 31, 2022:

TandemLife Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	4.9%
		Probability of payment	90%
		Projected payment year	2023

Note 5. Financing Arrangements
The outstanding principal amount of our long-term debt as of March 31, 2022 and December 31, 2021 was as follows (in thousands, except interest rates):

	March 31, 2022	December 31, 2021	Maturity	Interest Rate
2020 Cash Exchangeable Senior Notes	$228,535	$225,140	December 2025	3.00%
Bridge Loan Facility	216,366	—	June 2023	4.17%
Bank of America Merrill Lynch Banco Múltiplo S.A.	7,203	6,113	July 2023	9.32%
Mediocredito Italiano	3,312	3,379	December 2023	0.50%	-	2.74%
Bank of America, U.S.	1,500	1,500	January 2023	2.85%
Other	623	663
Total long-term facilities	457,539	236,795
Less current portion of long-term debt	1,729	226,946
Total long-term debt	$455,810	$9,849
Revolving Credit
The outstanding principal amount of our short-term unsecured revolving credit agreements and other agreements with various banks was $3.0 million and $2.7 million at March 31, 2022 and December 31, 2021, respectively, with interest rates ranging from 2.85% to 9.32% and loan terms ranging from overnight to 364 days, as of March 31, 2022.
On August 13, 2021, LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc. (the “Borrower”) entered into a First Lien Credit Agreement with the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, relating to a $125 million senior secured multi-currency revolving credit facility to be made available to the Borrower (the “2021 Revolving Credit Facility”). The 2021 Revolving Credit Facility, as amended on March 16, 2022, expires on August 13, 2026 and bears interest at a rate equal to, for U.S. dollar-denominated loans, an adjusted Secured Overnight Financing Rate (“SOFR”) with a floor of 0.00%, or a Base Rate, plus, in each case, a variable margin based on the Company’s senior secured net leverage ratio. Interest is paid monthly or quarterly, as selected by the Borrower, with any outstanding principal due at maturity. The First Lien Credit Agreement also contemplates the payment of commitment fees on the unused portion of the commitments, at a variable percentage based on the Company’s senior secured net leverage ratio. The 2021 Revolving Credit Facility is available for working capital and other general corporate purposes and, if drawn, can be repaid at any time without premium or penalty. The First Lien Credit Agreement contains customary representations, warranties and covenants, including the requirement to maintain a senior secured first lien net leverage ratio of less than 4.50 to 1.00 for as long as there are any revolving loans outstanding under the 2021 Revolving Credit Facility, as well as in order for the Company to borrow additional revolving loans.
There were no outstanding borrowings under the 2021 Revolving Credit Facility as of March 31, 2022 and December 31, 2021.
Bridge Loan Facility
On February 24, 2022, LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., entered into an Incremental Facility Amendment No. 1 to the 2021 Revolving Credit Facility, relating to a €200 million bridge loan facility (the “Bridge Loan Facility”). On March 16, 2022, LivaNova entered into Amendment No. 2 to the 2021 Revolving Credit Facility, which converted the available borrowings under the Bridge Loan Facility from €200 million to $220.0 million and converted the EURIBOR rate in the 2021 Revolving Credit Facility to SOFR. LivaNova delivered a borrowing notice for $220.0 million in connection with the Bridge Loan Facility, which was funded on March 17, 2022. On March 18, 2022, LivaNova PLC, acting through its Italian branch, entered into an Indemnity Letter and an Account Pledge Agreement with Barclays, further to which Barclays issued the SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in US dollars in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. The proceeds of the Bridge Loan Facility were used by LivaNova to post a portion of the cash collateral supporting the SNIA Litigation Guarantee and can be used towards payment of court ordered damages or settlements (including interest, expenses and charges in connection therewith) in the event of a negative decision by the Italian Supreme Court. The cash held as collateral supporting the SNIA Litigation Guarantee of $313.6 million is classified as restricted cash on the condensed consolidated balance sheet as of March 31, 2022. The Bridge Loan Facility bears interest at an adjusted term SOFR, with a floor of 0.5%, plus 3.5% increasing by 0.25% 15 days after drawing and by an additional 0.5%

90 days after drawing and every 90 days thereafter, with a maximum margin of 5.25% over adjusted SOFR. The effective interest rate of the Bridge Loan Facility at March 31, 2022 was 11.04%. The Bridge Loan Facility matures on June 16, 2023 and is subject to mandatory prepayment in connection with certain asset dispositions, equity or debt issuance as well as in the event that collateral securing the SNIA Litigation Guarantee is released. For additional information regarding the SNIA litigation, please refer to “Note 7. Commitments and Contingencies.”
Debt discounts and issuance costs related to the Bridge Loan Facility were approximately $4.5 million. Amortization of debt discount and issuance costs for the Bridge Loan Facility was $0.9 million for the three months ended March 31, 2022 and is included in interest expense on the consolidated statement of income (loss). The unamortized discount related to the Bridge Loan Facility as of March 31, 2022 was $3.6 million.
Outstanding borrowings under the Bridge Loan Facility was $220.0 million as of March 31, 2022.
2020 Cash Exchangeable Senior Notes
On June 17, 2020, our wholly-owned subsidiary, LivaNova USA, Inc., issued $287.5 million aggregate principal amount of 3.00% Notes (the “Notes”) by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The sale of the Notes resulted in approximately $278.0 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The effective interest rate of the Notes at March 31, 2022 was 9.95%. The Notes mature on December 15, 2025 unless earlier exchanged, repurchased, or redeemed.
Debt discounts and issuance costs related to the Notes were approximately $82.0 million and included $75.0 million of discount attributable to the embedded exchange feature, discussed below, and $7.0 million of allocated issuance costs to the Notes related to legal, bank and accounting fees. Amortization of debt discount and issuance costs for the Notes was $3.4 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively, and is included in interest expense on the consolidated statement of income (loss). The unamortized discount related to the Notes as of March 31, 2022 and December 31, 2021 was $59.0 million and $62.4 million, respectively.
Holders of the Notes are entitled to exchange the Notes at any time during specified periods, at their option. This includes the right to exchange the Notes during any calendar quarter, if the last reported sale price of LivaNova’s ordinary shares, with a nominal value of £1.00 per share, is greater than or equal to 130% of the exchange price, or $79.27 per share for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The exchange condition was not satisfied during the quarterly period ending March 31, 2022. As a result, we have included our obligations from the Notes and the associated embedded exchange feature derivative as a long-term liability on the consolidated balance sheet as of March 31, 2022. The Notes are exchangeable solely into cash and are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the Notes is 16.3980 ordinary shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $60.98 per share). The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the Notes.
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
Embedded Exchange Feature
The embedded exchange feature of the Notes requires bifurcation from the Notes and is accounted for as a derivative liability. The fair value of the Notes’ embedded exchange feature derivative at the time of issuance was $75.0 million and was recorded as debt discount on the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. The Notes’ embedded exchange feature derivative is carried on the condensed consolidated balance sheets at its estimated fair value and is adjusted at the end of each reporting period, with the unrealized gain or loss reflected within foreign exchange and other gains/(losses) in the condensed consolidated statements of income (loss). The fair value of the embedded exchange feature derivative liability was $170.7 million as of March 31, 2022.

Capped Call Transactions
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers of the Notes or their respective affiliates. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of LivaNova’s ordinary shares underlying the Notes and are expected generally to offset any cash payments the Company is required to make upon exchange of the Notes in excess of the principal amount thereof in the event that the market value per ordinary share, as measured under the capped call transactions, is greater than the strike price of the capped call transactions, with such offset being subject to an initial cap price of $100.00 per share. The capped call transactions expire on December 15, 2025 and must be settled in cash. If the capped call transactions are converted or redeemed early, settlement occurs at their termination value, which is equal to their fair value at the time of the redemption. The capped call transactions are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected within foreign exchange and other gains/(losses) in the condensed consolidated statements of income (loss). The fair value of the capped call derivative assets was $96.7 million as of March 31, 2022. As of March 31, 2022, the capped call derivative assets are classified as long-term.
Note 6. Derivatives and Risk Management
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations. We enter into FX derivative contracts to reduce the impact of foreign currency exchange rate fluctuations on earnings and cash flow. We are also exposed to equity price risk in connection with our Notes, including exchange and settlement provisions based on the price of our ordinary shares at exchange or maturity of the Notes. In addition, the capped call transactions associated with the Notes also include settlement provisions that are based on the price of our ordinary shares, subject to a capped price per share. We do not enter into derivative contracts for speculative purposes.
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
Freestanding FX Derivative Contracts
The gross notional amount of FX derivative contracts not designated as hedging instruments outstanding at March 31, 2022 and December 31, 2021 was $93.8 million and $136.7 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. We recorded net gains for these freestanding derivatives of $1.0 million and $7.7 million for the three months ended March 31, 2022 and 2021, respectively. These gains are included in foreign exchange and other gains/(losses) on our condensed consolidated statements of income (loss).
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
The gross notional amounts of open derivative contracts designated as cash flow hedges at March 31, 2022 and December 31, 2021 were as follows (in thousands):

Description of Derivative Contract	March 31, 2022	December 31, 2021
FX derivative contracts to be exchanged for British Pounds	$8,126	$11,160
FX derivative contracts to be exchanged for Japanese Yen	3,334	6,648
FX derivative contracts to be exchanged for Euros	43,620	58,224
	$55,080	$76,032
After-tax net gain associated with derivatives designated as cash flow hedges recorded in the ending balance of AOCI and the amount expected to be reclassified to earnings in the next 12 months are as follows (in thousands):

Description of Derivative Contract	After-Tax Net Loss in AOCI as of March 31, 2022	After-Tax Net Loss in AOCI as of March 31, 2022 Expected to be Reclassified to Earnings in Next 12 Months
FX derivative contracts	$(1,640)	$(1,640)
Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in other comprehensive income (loss) (“OCI”) and the amount reclassified to earnings from AOCI were as follows (in thousands):

		Three Months Ended March 31,
		2022		2021
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Losses Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other gains/(losses)	$(642)	$441	$(2,223)	$(1,496)
FX derivative contracts	SG&A	—	(388)	—	685
		$(642)	$53	$(2,223)	$(811)
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

The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

March 31, 2022	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
FX derivative contracts	Current derivative assets	$262	Current derivative liabilities	$1,946
Total derivatives designated as hedging instruments		262		1,946
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Current derivative assets	3	Current derivative assets	183
FX derivative contracts	Current derivative liabilities	18
Capped call derivatives	Long-term derivative assets	96,717
Embedded exchange feature			Long-term derivative liabilities	170,660
Total derivatives not designated as hedging instruments		96,738		170,843
Total derivatives		$97,000		$172,789

December 31, 2021	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
FX derivative contracts	Accrued liabilities	$243	Accrued liabilities	$1,286
Total derivatives designated as hedging instruments		243		1,286
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Accrued liabilities	61	Accrued liabilities	427
Capped call derivatives	Current derivative assets	106,629
Embedded exchange feature			Current derivative liabilities	181,700
Total derivatives not designated as hedging instruments		106,690		182,127
Total derivatives		$106,933		$183,413
(1)For the classification of inputs used to evaluate the fair value of our derivatives, refer to “Note 4. Fair Value Measurements.”
Note 7. Commitments and Contingencies
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
On February 25, 2020, LivaNova received clearance for K191402, a 510(k) for the 3T devices that addressed issues contained in the 2015 Warning Letter along with design changes that further mitigate the potential risk of aerosolization. Concurrent with this clearance, (1) 3T devices manufactured in accordance with K191402 will not be subjected to the import alert and (2) LivaNova initiated a correction to distribute the updated Operating Instructions cleared under K191402. With this 510(k) clearance, all actions to remediate the FDA’s inspectional observations in the Warning Letter were complete, and LivaNova awaited the FDA’s close-out inspection.
On April 28, 2022, the FDA completed its close-out inspection of the Munich, Germany facility and, at the conclusion of the inspection, issued a Form 483 which contained three inspectional observations in the areas of design validation, process validation and complaint investigations. We are preparing a detailed response to the FDA commenting on the Form 483 observations in the context of our previous actions and remediation efforts to the 2015 Warning Letter, including the January 2016 informational Customer Letter; shipment of products pursuant to our certificate of medical necessity program; and the activities that we conducted to obtain clearance of K191402 for the modified 3T device. We intend to submit our response to the FDA within 15 working days of receiving the Form 483 and will also include our proposed corrective and preventive actions to address the FDA's observations. While we intend to resolve the issues raised by the FDA in our response, whether the FDA will accept our response is uncertain. Refer to “Part II, Item 1A. Risk Factors” in this Form 10-Q for additional information regarding the risks surrounding receipt of the Form 483.
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
On December 31, 2016, we recognized a liability for our product remediation plan related to our 3T device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally during the fourth quarter of 2016, and furthermore, the cost associated with the plan was reasonably estimable. At March 31, 2022, the product remediation liability was $0.8 million. Since clearance for K191402 was received, the liability associated with 3T remediation efforts has declined over time such that the Company has concluded that, at this point in time, the current/future liability is immaterial, and we do not intend to provide further disclosure on this matter.
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
Although there is no legal obligation to begin any work or deliver the hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of March 31, 2022 was $38.3 million, which represented the low end of the estimated range of loss of $38.3 million to $48.7 million. The estimated liability as of December 31, 2021 was $39.3 million. The decrease in the liability from December 31, 2021 was primarily due to the effects of foreign currency changes during the three months ended March 31, 2022.
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
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of May 4, 2022, including the cases encompassed in the settlement framework described above that have not yet been dismissed, we were aware of approximately 90 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. This number includes five cases that have settled but have not yet been dismissed. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
At March 31, 2022, the provision for these matters was $36.2 million. While the amount accrued represents our best estimate for those filed and unfiled claims that we believe are both probable and estimable at this time, and which are a subset of the filed and unfiled claims worldwide of which we are currently aware, the actual liability for resolution of these matters may vary from our estimate. The remaining claims for which a provision has not been recorded are remote or the potential loss is not estimable at this time.
Changes in the carrying amount of the litigation provision liability are as follows (in thousands):

Total litigation provision liability at December 31, 2021	$39,470
Payments	(2,754)
Adjustments (1)	(343)
FX and other	(142)
Total litigation provision liability at March 31, 2022	36,231
Less current portion of litigation provision liability at March 31, 2022	30,126
Long-term portion of litigation provision liability at March 31, 2022 (2)	$6,105
(1)Adjustments to the litigation provision are included within other operating expenses on the condensed consolidated statements of income (loss).
(2)Included within other long-term liabilities on the condensed consolidated balance sheet.
Environmental Liability
Sorin was created as a result of a spin-off (the “Sorin spin-off”) from SNIA in January 2004, and in October 2015, Sorin was merged into LivaNova. SNIA subsequently became insolvent, and the Italian Ministry of the Environment and the Protection of Land and Sea (the “Italian Ministry of the Environment”), sought compensation from SNIA in an aggregate amount of approximately $4 billion for remediation costs relating to the environmental damage at chemical sites previously operated by SNIA’s other subsidiaries.
In September 2011 and July 2014, the Bankruptcy Court of Udine and the Bankruptcy Court of Milan held (in proceedings to which we were not parties) that the Italian Ministry of the Environment and other Italian government agencies (the “Public Administrations”) were not creditors of either SNIA or its subsidiaries in connection with their claims in the Italian insolvency proceedings. The Public Administrations appealed, and in January 2016, the Court of Udine rejected the appeal. The Public Administrations appealed that decision to the Supreme Court. In addition, the Bankruptcy Court of Milan’s decision has been appealed.
In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. On April 1, 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin approximately €292,000 (approximately $323,901 as of March 31, 2022) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal of Milan (“Court of Appeal”). On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the Sorin spin-off, an estimated €572.1 million (approximately $634.6 million as of March 31, 2022). We appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In November 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of approximately €453.6 million (approximately $503.1 million as of March 31, 2022). We appealed the decision on damages in December 2021, and in early 2022, the Italian Supreme Court agreed to combine the appeals on liability and damages. On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision has been reached on the appeal to the Italian Supreme Court. This suspension was subject to our providing a first demand bank guarantee of €270.0 million (approximately $299.5 million as of March 31, 2022) within 30 calendar days. On March 21, 2022, LivaNova delivered the guarantee as required by the Court of Appeal, thereby satisfying the condition to obtain the suspension of the Court of Appeal’s judgment for the payment of damages in connection with the SNIA litigation until review of such judgment by the Italian Supreme Court. Refer to “Note 5. Financing Arrangements” for information on the financing of the guarantee.
In 2011, Caffaro, a SNIA subsidiary, sold its Brescia chemical business to Caffaro Brescia, a third party belonging to the Todisco group, and as part of the acquisition, Caffaro Brescia agreed to secure hydraulic barriers at the site and maintain existing environmental security measures. In September 2020, Caffaro Brescia declared it was withdrawing from its agreement to maintain the environmental measures. In January 2021, we (in addition to Caffaro Brescia, and other non-LivaNova entities) received an administrative order (“Order”) from the Italian Ministry of the Environment requiring us to ensure the maintenance of the environmental measures and to guarantee that such works remain fully operational, the annual management and maintenance for which is estimated at approximately €1 million per year. LivaNova’s receipt of the Order appears to be based on the aforementioned Court of Appeal decision regarding our alleged joint liability with SNIA for SNIA’s environmental liabilities. Our response, dated February 16, 2021, disputes the grounds upon which the Order is based. We also appealed the Order in the Administrative Court in Brescia.
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
Note 8. Stockholders' Equity
The tables below present the condensed consolidated statements of stockholders’ equity as of and for the three months ended March 31, 2022 and 2021 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (1)	Total Stockholders' Equity (1)
December 31, 2021	53,762	$82,295	$2,117,961	$(650)	$(7,177)	$(897,784)	$1,294,645
Stock-based compensation plans	2	3	3,137	31	—	—	3,171
Net income	—	—	—	—	—	2,993	2,993
Other comprehensive loss	—	—	—	—	(8,955)	—	(8,955)
March 31, 2022	53,764	$82,298	$2,121,098	$(619)	$(16,132)	$(894,791)	$1,291,854

December 31, 2020	49,447	$76,300	$1,768,156	$(1,034)	$27,809	$(761,966)	$1,109,265
Stock-based compensation plans	8	10	2,251	236	—	—	2,497
Net loss	—	—	—	—	—	(30,761)	(30,761)
Other comprehensive income	—	—	—	—	(25,871)	—	(25,871)
March 31, 2021	49,455	$76,310	$1,770,407	$(798)	$1,938	$(792,727)	$1,055,130
(1)Accumulated deficit and total stockholders’ equity as of March 31, 2021 and net loss for the three months ended March 31, 2021 have been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”

The table below presents the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income for the three months ended March 31, 2022 and 2021 (in thousands):

	Change in Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
December 31, 2021	$(945)	$(6,232)	$(7,177)
Other comprehensive loss before reclassifications, before tax	(642)	(8,260)	(8,902)
Tax benefit	—	—	—
Other comprehensive loss before reclassifications, net of tax	(642)	(8,260)	(8,902)
Reclassification of loss from accumulated other comprehensive income, before tax	(53)	—	(53)
Reclassification of tax benefit	—	—	—
Reclassification of loss from accumulated other comprehensive income, after tax	(53)	—	(53)
Net current-period other comprehensive loss, net of tax	(695)	(8,260)	(8,955)
March 31, 2022	$(1,640)	$(14,492)	$(16,132)

December 31, 2020	$2,319	$25,490	$27,809
Other comprehensive income before reclassifications, before tax	(1,146)	(25,875)	(27,021)
Tax expense	534	—	534
Other comprehensive income before reclassifications, net of tax	(612)	(25,875)	(26,487)
Reclassification of loss from accumulated other comprehensive income (loss), before tax	811	—	811
Reclassification of tax benefit	(195)	—	(195)
Reclassification of loss from accumulated other comprehensive income (loss), after tax	616	—	616
Net current-period other comprehensive income, net of tax	4	(25,875)	(25,871)
March 31, 2021	$2,323	$(385)	$1,938
(1)Taxes are not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 9. Stock-Based Incentive Plans
Stock-based incentive plans compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Service-based restricted stock units (“RSUs”)	$5,344	$4,842
Service-based stock appreciation rights (“SARs”)	2,938	3,322
Market performance-based restricted stock units	851	763
Operating performance-based restricted stock units	785	267
Employee share purchase plan	338	342
Total stock-based compensation expense	$10,256	$9,536
During the three months ended March 31, 2022, we issued stock-based compensatory awards with terms approved by the Compensation Committee of our Board of Directors. The awards with service conditions generally vest ratably over four years and are subject to forfeiture unless service conditions are met. The market performance-based awards that were issued cliff vest after three years subject to the rank of our total shareholder return for the three-year period ending December 31, 2024 relative to the total shareholder returns for a peer group of companies. The adjusted free cash flow and return on invested capital operating performance-based awards that were issued cliff vest after three years subject to the achievement of certain thresholds of cumulative results for the three-year period ending December 31, 2024. Compensation expense related to awards granted during 2022 for the three months ended March 31, 2022 was $0.1 million.

Stock-based compensation agreements issued during the three months ended March 31, 2022, representing potential shares and their weighted average grant date fair values by type follows (shares in thousands, fair value in dollars):

	Three Months Ended March 31, 2022
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	553,050	$34.13
Service-based RSUs	246,824	$82.04
Market performance-based RSUs	44,180	$103.02
Operating performance-based RSUs	44,174	$82.04
Note 10. Income Taxes
Our effective income tax rate for the three months ended March 31, 2022 was 45.6% compared with (9.4)% for the three months ended March 31, 2021. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, valuation allowances, tax credits and incentives, and unrecognized tax benefits associated with uncertain tax positions.
We continually assess the realizability of our worldwide deferred tax asset and valuation allowance positions, and when the need arises, we establish or release valuation allowances accordingly.
Compared with the three months ended March 31, 2021, the change in the effective tax rate for the three months ended March 31, 2022 was primarily attributable to changes in the valuation allowances and changes in income before tax in countries with varying statutory tax rates as compared to changes in valuation allowances and other discrete items during the three months ended March 31, 2021.
We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in our financial statements. Tax benefits totaling $1.7 million and $1.7 million were unrecognized as of March 31, 2022 and December 31, 2021, respectively. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $0.6 million.
Note 11. Earnings Per Share
Reconciliation of the shares used in the basic and diluted earnings per share computations for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Basic weighted average shares outstanding	53,300	48,736
Add effects of share-based compensation instruments (1)	876	—
Diluted weighted average shares outstanding	54,176	48,736
(1)Excluded from the computation of diluted earnings per share were stock options, SARs and restricted share units totaling 2.2 million and 4.3 million for the three months ended March 31, 2022 and 2021, respectively, because to include them would have been anti-dilutive under the treasury stock method.
Note 12. Geographic and Segment Information
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
Our Neuromodulation segment is engaged in the design, development and marketing of devices that deliver neuromodulation therapy to treat drug-resistant epilepsy (“DRE”), difficult-to-treat depression (“DTD”) and obstructive sleep apnea (“OSA”). Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories.

Our Advanced Circulatory Support segment is engaged in the development, production and sale of leading-edge temporary life support products. These products include cardiopulmonary and respiratory support solutions consisting of temporary life support controllers and product kits that can include a combination of pumps, oxygenators, and cannulae.
“Other” includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For 2021, other also includes the results of our Heart Valves business, which was disposed of on June 1, 2021.
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
We operate under three geographic regions: U.S., Europe, and Rest of World. The table below presents net sales by operating segment and geographic region (in thousands):

	Three Months Ended March 31,
	2022	2021
Cardiopulmonary
United States	$38,096	$35,759
Europe	32,067	30,626
Rest of World	46,912	42,334
	117,075	108,719
Neuromodulation
United States	87,210	82,300
Europe	12,456	11,679
Rest of World	10,561	9,720
	110,227	103,699
Advanced Circulatory Support
United States	10,963	12,560
Europe	603	228
Rest of World	117	204
	11,683	12,992
Other (1)
United States	—	2,717
Europe	—	8,284
Rest of World	1,190	11,192
	1,190	22,193
Totals
United States	136,269	133,336
Europe (2)	45,126	50,817
Rest of World	58,780	63,450
Total (3)	$240,175	$247,603
(1)For 2021, other primarily includes the net sales of the Company’s Heart Valves business, which was disposed of on June 1, 2021.
(2)Europe includes those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in Rest of World.
(3)No single customer represented over 10% of our consolidated net sales. No country’s net sales exceeded 10% of our consolidated sales except for the U.S.

The table below presents a reconciliation of segment income to consolidated income (loss) before tax (in thousands):

	Three Months Ended March 31,
	2022	2021 (1)
Cardiopulmonary	$6,895	$1,442
Neuromodulation	37,478	34,083
Advanced Circulatory Support	(5,438)	2,393
Other (2)	(23,082)	(30,195)
Total reportable segment income	15,853	7,723
Other expenses (3)	6,348	13,421
Operating income (loss)	9,505	(5,698)
Interest expense	(7,840)	(15,936)
Foreign exchange and other gains/(losses)	3,904	(6,443)
Income (loss) before tax	$5,569	$(28,077)
(1)Segment income for the three months ended March 31, 2021 has been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”
(2)Other includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For 2021, other also includes the results of the Company’s Heart Valves business, which was disposed of on June 1, 2021.
(3)Other expenses primarily consist of amortization of intangible assets for the three months ended March 31, 2022, as well as merger and integration expense and restructuring expense during the three months ended March 31, 2021.
Assets by segment are as follows (in thousands):

	March 31, 2022	December 31, 2021
Cardiopulmonary	$905,140	$921,481
Neuromodulation	653,484	646,394
Advanced Circulatory Support	230,278	231,846
Other	627,981	401,230
Total	$2,416,883	$2,200,951
Capital expenditures by segment are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cardiopulmonary	$1,829	$3,049
Neuromodulation	84	40
Advanced Circulatory Support	684	556
Other	2,983	1,469
Total	$5,580	$5,114
The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2022 were as follows (in thousands):

	Cardiopulmonary	Neuromodulation	Advanced Circulatory Support	Total
December 31, 2021	$398,245	$398,754	$102,526	$899,525
Foreign currency adjustments	(2,926)	—	—	(2,926)
March 31, 2022	$395,319	$398,754	$102,526	$896,599

Property, plant and equipment, net by geography are as follows (in thousands):

	March 31, 2022	December 31, 2021
United States	$62,099	$60,852
Europe	80,987	85,313
Rest of World	4,871	3,901
Total	$147,957	$150,066
Note 13. Supplemental Financial Information
Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$48,367	$43,958
Work-in-process	16,846	14,161
Finished goods	49,631	47,721
	$114,844	$105,840
As of March 31, 2022 and December 31, 2021, inventories include adjustments totaling $9.8 million and $8.9 million, respectively, to record balances at lower of cost or net realizable value.
Accrued liabilities and other consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Contingent consideration (1)	$11,268	$11,552
Operating lease liabilities	10,967	11,261
Legal and other administrative costs	10,751	8,948
Amount payable to Gyrus Capital S.A.	9,610	11,418
Contract liabilities	8,722	8,419
Research and development costs	5,638	5,329
Interest payable	2,516	359
Provisions for agents, returns and other	2,029	2,535
Other accrued expenses	30,525	29,116
	$92,026	$88,937
(1)Refer to “Note 4. Fair Value Measurements”
As of March 31, 2022 and December 31, 2021, contract liabilities of $10.5 million and $9.8 million, respectively, are included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

The table below presents the items included within foreign exchange and other gains/(losses) on the condensed consolidated statements of income (loss) (in thousands):

	Three Months Ended March 31,
	2022	2021
Exchangeable Notes fair value adjustment (1)	$11,040	$(26,335)
Capped call fair value adjustment (1)	(9,912)	12,550
Investment revaluation (2)	—	4,642
Other derivative liabilities fair value adjustment	—	3,167
Foreign exchange rate fluctuations	2,791	(409)
Interest income	20	(74)
Other	(35)	16
Foreign exchange and other gains/(losses)	$3,904	$(6,443)
(1)Refer to “Note 4. Fair Value Measurements”
(2)Refer to “Note 3. Investments”
The table below presents a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the amounts shown on the condensed consolidated statement of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$128,737	$207,992
Restricted cash (1)	313,647	—
Cash, cash equivalents and restricted cash	$442,384	$207,992
(1)Restricted cash represents funds held as collateral for the SNIA Litigation Guarantee. Refer to “Note 7. Commitments and Contingencies.”
Note 14. Subsequent Event
Acquisition of ALung Technologies, Inc.
As of March 31, 2022, LivaNova owned a 3% investment in ALung Technologies, Inc. (“ALung”), a privately held medical device company focused on creating advanced medical devices for treating respiratory failure, with a carrying value of $3.0 million, as well as a note receivable with a carrying value of $2.5 million. On May 2, 2022, we acquired the remaining 97% of equity interests in ALung for a purchase price of up to $110.0 million, consisting of $10.0 million paid at closing, subject to customary adjustments, and contingent considerations of up to $100.0 million payable upon achievement of certain sales-based milestones beginning in 2023 and ending in 2027. Due to the timing of the acquisition, the initial accounting for this acquisition is not complete as of the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes which appear elsewhere in this document and with our 2021 Form 10-K. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Part I, Item 1A. of our 2021 Form 10-K, as updated and supplemented by our Quarterly Reports on Form 10-Q, including in Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.
Global Developments
COVID-19
The COVID-19 pandemic has caused and may continue to cause unpredictable demand for our products. Throughout the pandemic, healthcare customers have diverted medical resources and priorities towards the treatment of COVID-19, and public health bodies have delayed elective procedures, which has negatively impacted the usage of our products. Further, some people have avoided seeking treatment for non-COVID-19 procedures, and hospitals and clinics have experienced staffing shortages, which has negatively impacted the demand for our products. While the recent recovery of global cardiopulmonary procedures has resulted in stronger demand for our Cardiopulmonary products, our Neuromodulation and Advanced Circulatory Support businesses continue to experience ongoing COVID-19 related headwinds. We are monitoring the potential for various strains of the virus to cause a resumption of high levels of infection and hospitalization that, in turn, may affect the demand for our products.
Moreover, although our RECOVER study and ANTHEM-HFrEF pivotal trial continue to progress, there may be delays or closures of sites in the future should COVID-19 or variants thereof strengthen or reemerge.
Certain conditions improved during 2021, but we continue to experience COVID-19 related headwinds. Like many companies, for example, we are experiencing supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues in the wake of COVID-19. Though, to date, our supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Moreover, freight and labor costs at our manufacturing facilities have increased in the wake of inflation globally. The Company continues to respond to such challenges, and while we have business continuity plans in place, the impact of the ongoing challenges we are experiencing, along with their potential escalation, may adversely affect our business and the recoverability of our tangible and intangible assets. The future impact of pandemic-related developments remains uncertain.
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
Ukraine Invasion
In February 2022, Russia launched an invasion in Ukraine which caused us to assess our ability to sell in the market due to international sanctions, to consider the potential impact of raw material sourced from the region, and to determine whether we are able to transact in a compliant fashion. Although the region represented 1% of our total net sales for 2021, the Russian invasion of Ukraine has increased economic uncertainties, and a significant escalation or continuation of the conflict could have a material, global impact on our operating results. In addition, our Russian employees and local subsidiary are subject to evolving laws and regulations imposed by the Russian authorities in response to international sanctions.
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

LivaNova is comprised of three reportable segments: Cardiopulmonary, Neuromodulation and Advanced Circulatory Support, corresponding to our primary business units. Other includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For 2021, other also includes the results of our Heart Valves business, which was disposed of on June 1, 2021.
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
Information on Cardiopulmonary that could potentially impact our condensed consolidated financial statements and related disclosures is incorporated by reference to Part I. Note 7. Commitments and Contingencies: FDA Warning Letter, and Part I. Note 7. Commitments and Contingencies: Product Liability.
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
DTD RECOVER Study
In March 2022, LivaNova announced the 250th unipolar depression patient has been implanted in the RECOVER clinical study. The study is designed with frequent interim analyses to be conducted by an independent Statistical Analysis Committee. The interim analyses will assess if predictive probability of success has been reached for the unipolar cohort of the study.
Advanced Circulatory Support
Our Advanced Circulatory Support segment is engaged in the development, production and sale of leading-edge temporary life support products. These products include cardiopulmonary and respiratory support solutions consisting of temporary life support controllers and product kits that can include a combination of pumps, oxygenators, and cannulae.
Advanced Circulatory Support products simplify temporary extracorporeal cardiopulmonary life support solutions for critically ill patients. Built around a common compact console and pump, LifeSPARC provides temporary support for emergent rescue patients in a variety of settings. Designed for ease of use, the system offers power and versatility for multi-disciplinary programs to support more patients in more places. The system is accompanied by four specialized and ready-to-deploy kits, each designed to support diverse cannulation strategies.
Critical Accounting Estimates
For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the 2021 Form 10-K.
The accompanying unaudited condensed consolidated financial statements of LivaNova and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis.

Results of Operations
The following table summarizes our condensed consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021 (1)
Net sales	$240,175	$247,603
Cost of sales	71,732	84,195
Gross profit	168,443	163,408
Operating expenses:
Selling, general and administrative	118,525	115,681
Research and development	40,918	44,625
Other operating expenses	(505)	8,800
Operating income (loss)	9,505	(5,698)
Interest expense	(7,840)	(15,936)
Foreign exchange and other gains/(losses)	3,904	(6,443)
Income (loss) before tax	5,569	(28,077)
Income tax expense	2,537	2,644
Losses from equity method investments	(39)	(40)
Net income (loss)	$2,993	$(30,761)
(1)The condensed consolidated results for the three months ended March 31, 2021 have been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”

Net Sales
The table below presents net sales by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Cardiopulmonary
United States	$38,096	$35,759	6.5%
Europe	32,067	30,626	4.7%
Rest of World	46,912	42,334	10.8%
	117,075	108,719	7.7%
Neuromodulation
United States	87,210	82,300	6.0%
Europe	12,456	11,679	6.7%
Rest of World	10,561	9,720	8.7%
	110,227	103,699	6.3%
Advanced Circulatory Support
United States	10,963	12,560	(12.7)%
Europe	603	228	164.5%
Rest of World	117	204	(42.6)%
	11,683	12,992	(10.1)%
Other (1)
United States	—	2,717	(100.0)%
Europe	—	8,284	(100.0)%
Rest of World	1,190	11,192	(89.4)%
	1,190	22,193	(94.6)%
Totals
United States	136,269	133,336	2.2%
Europe (2)	45,126	50,817	(11.2)%
Rest of World	58,780	63,450	(7.4)%
Total	$240,175	$247,603	(3.0)%
(1)For 2021, other primarily includes the net sales of the Company’s Heart Valves business, which was disposed of on June 1, 2021.
(2)Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in “Rest of World.”

The table below presents segment income (in thousands, except for percentages):

	Three Months Ended March 31,
	2022	2021 (1)	% Change
Cardiopulmonary	$6,895	$1,442	378.2%
Neuromodulation	37,478	34,083	10.0%
Advanced Circulatory Support	(5,438)	2,393	(327.2)%
Other (2)	(23,082)	(30,195)	(23.6)%
Total reportable segment income (3)	$15,853	$7,723	105.3%
(1)Segment income for the three months ended March 31, 2021 has been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”
(2)Other includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For 2021, other also includes the results of the Company’s Heart Valves business, which was disposed of on June 1, 2021.
(3)For a reconciliation of segment income to income (loss) before tax refer to “Note 12. Geographic and Segment Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cardiopulmonary
Cardiopulmonary net sales for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased 7.7% to $117.1 million primarily driven by oxygenator sales due to an increase in cardiac surgery procedure volumes and heart-lung machine sales in the Rest of World region, partially offset by the unfavorable impact of approximately $5 million due to foreign currency fluctuations.
Cardiopulmonary segment income for the three months ended March 31, 2022 was $6.9 million as compared to $1.4 million for the three months ended March 31, 2021. The increase in segment income was primarily due to an increase in sales, as discussed above, as well as a decrease in the litigation provision related to our 3T Heater-Cooler device and related legal costs.
Neuromodulation
Neuromodulation net sales for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased 6.3% to $110.2 million due to growth across all regions driven by replacement implants.
Neuromodulation segment income for the three months ended March 31, 2022 was $37.5 million as compared to $34.1 million for the three months ended March 31, 2021. The increase in segment income was primarily due to an increase in sales, as discussed above, as well as the net impact of the change in fair value of the sales-based and milestone-based contingent consideration arrangement associated with the acquisition of ImThera of $3.5 million. These increases in operating income were partially offset by increases in R&D expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 totaling $2.6 million associated with our RECOVER clinical trial and OSPREY clinical study.
Advanced Circulatory Support
Advanced Circulatory Support net sales for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 decreased 10.1% to $11.7 million primarily due to a reduction in patients treated with extracorporeal membrane oxygenation (ECMO) related to hospital staffing shortages and less severe COVID-19 cases.
Advanced Circulatory Support segment operating loss for the three months ended March 31, 2022 was $5.4 million as compared to segment income of $2.4 million for the three months ended March 31, 2021. The decrease in segment income was primarily due to an increase in selling, general and administrative expenses largely associated with business development costs related to the acquisition of ALung. For additional information, please refer to “Note 14. Subsequent Event” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, we incurred an increase in sales and marketing expenses during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Sales and marketing expenses in 2021 were reduced as a result of lower commercial related and discretionary spending due to COVID-19. The decrease in segment income was also impacted by a decline in net sales, as discussed above.

Cost of Sales and Expenses
The table below presents our comparative cost of sales and significant expenses as a percentage of sales:

	Three Months Ended March 31,
	2022	2021	Change
Cost of sales	29.9%	34.0%	(4.1)%
Selling, general and administrative	49.3%	46.7%	2.6%
Research and development	17.0%	18.0%	(1.0)%
Other operating expenses	(0.2)%	3.6%	(3.8)%
Cost of Sales
Cost of sales consists primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components.
Cost of sales as a percentage of net sales was 29.9% for the three months ended March 31, 2022, a decrease of 4.1% compared to the three months ended March 31, 2021. The decrease was primarily due to favorable product mix, partially due to the sale of the Heart Valves business during the second quarter of 2021, as well as the net impact of the change in fair value of a sales-based contingent consideration arrangement of $1.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are comprised of sales, marketing, and general and administrative activities.
SG&A expenses as a percentage of net sales was 49.3% for the three months ended March 31, 2022, an increase of 2.6% compared to the three months ended March 31, 2021. The increase was primarily due to business development expenses related to the acquisition of ALung. For additional information, please refer to “Note 14. Subsequent Event” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, 3T legal costs increased $1.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Research and Development (“R&D”) Expenses
R&D expenses consist of product design and development efforts, clinical study programs and regulatory activities, which are essential to our strategic portfolio initiatives, including DTD, OSA and heart failure.
R&D expenses as a percentage of net sales were 17.0% for the three months ended March 31, 2022, a decrease of 1.0% compared to the three months ended March 31, 2021. The decrease was primarily due to a decrease in R&D expense of $3.5 million resulting from the sale of the Heart Valve business on June 1, 2021, as well as changes in the fair value of milestone-based contingent consideration arrangements of $2.0 million, partially offset by increases in R&D expenses of $2.6 million related to DTD and OSA.
Other Operating Expenses
Other operating expenses primarily consists of the provision for litigation involving our 3T Heater-Cooler device, restructuring expense, and merger and integration expense.
Other operating expenses as a percentage of net sales was (0.2)% for the three months ended March 31, 2022, a decrease of 3.8% compared to the three months ended March 31, 2021. The decrease was primarily due to a decline in restructuring expenses of $6.2 million. Additionally, other operating expenses decreased $3.4 million from a decrease in the litigation provision related to our 3T Heater-Cooler device for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. For additional information, please refer to “Note 7. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Interest Expense
Interest expense for the three months ended March 31, 2022 was $7.8 million compared to $15.9 million for the three months ended March 31, 2021, primarily due to the repayment of the Company’s 2020 senior secured term loan during the third quarter of 2021. For further details, refer to “Note 5. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Foreign Exchange and Other Gains/(Losses)
Foreign exchange and other gains/(losses) consist primarily of gains and losses arising from transactions denominated in a currency different from an entity’s functional currency, foreign currency exchange rate derivative gains and losses and changes in the fair value of embedded and capped call derivatives.
Foreign exchange and other gains/(losses) was a gain of $3.9 million for the three months ended March 31, 2022 as compared to a loss of $6.4 million for the three months ended March 31, 2021. For further details, refer to “Note 13. Supplemental Financial Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Our effective income tax rate for the three months ended March 31, 2022 was 45.6% compared with (9.4)% for the three months ended March 31, 2021. Compared with the three months ended March 31, 2021, the change in the effective tax rate for the three months ended March 31, 2022 was primarily attributable to changes in the valuation allowances and changes in income before tax in countries with varying statutory tax rates as compared to changes in valuation allowances and other discrete items during the three months ended March 31, 2021.
Liquidity and Capital Resources
Based on our current business plan, we believe that our sources of liquidity, which primarily consist of cash and cash equivalents, future cash generated from operations and available borrowings under our current debt facilities, will be sufficient to fund our uses of liquidity, primarily consisting of purchase obligations for expected operating, working capital and R&D needs, capital expenditures, acquisitions, and debt service requirements over the twelve-month period beginning from the issuance date of these condensed consolidated financial statements. From time to time, we may decide to access debt and/or equity markets to optimize our capital structure, raise additional capital or increase liquidity as necessary, including to refinance our Bridge Loan Facility and satisfy liabilities that may arise in connection with the SNIA litigation. Our liquidity could be adversely impacted by the factors affecting future operating results, including those referred to in “Part I, Item 1A. Risk Factors” in the 2021 Form 10-K as supplemented by the factors referred to in “Part II, Item 1A. Risk Factors” in this Quarterly Reports on Form 10-Q as well as “Note 7. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Our operating, working capital and R&D purchase obligations primarily consist of liabilities arising from the normal course of business including inventory supply contracts, the future settlement of derivative instruments, and future payments of operating leases, as well as contingent consideration arrangements resulting from acquisitions, and obligations associated with legal and other accruals. The following table presents selected financial information related to our liquidity as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Sources of liquidity
Cash and cash equivalents	$128,737	$207,992
Accounts receivable, net	182,112	185,354
Inventories	114,844	105,840
Short-term derivative assets (1)	82	106,629
Long-term derivative assets (1)	96,717	—
Availability under revolving credit facility (2)	125,000	125,000
Short term uses of liquidity
Short-term derivative liabilities (1)	$1,928	$183,109
Short-term debt (2)	4,752	229,673
Short-term operating leases	10,967	11,261
Short-term contingent consideration (3)	11,268	11,552
Short-term 3T litigation provision (4)	30,126	32,845
Long-term uses of liquidity
Long-term debt (2)	$455,810	$9,849
Long-term derivative liabilities (1)	170,660	—
Long-term operating leases	30,876	35,919
Long-term contingent consideration (3)	83,341	86,830
Long-term Saluggia site liability (4)	37,923	38,788
Long-term 3T litigation provision (4)	6,105	6,625
(1)For additional information, please refer to “Note 6. Derivatives and Risk Management” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(2)For additional information, please refer to “Note 5. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)For additional information, please refer to “Note 4. Fair Value Measurements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)For additional information, please refer to “Note 7. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Significant Liquidity Matters
On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages in the amount of €453.6 million (approximately $503.1 million at March 31, 2022) in the SNIA litigation until a decision has been reached on our appeal to the Italian Supreme Court. This suspension was subject to providing the SNIA Litigation Guarantee of €270.0 million (approximately $299.5 million at March 31, 2022) within 30 calendar days.
On February 24, 2022, LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., entered into the Bridge Loan Facility. On March 16, 2022, LivaNova delivered a borrowing notice for $220.0 million in connection with the Bridge Loan Facility, which was funded on March 17, 2022.

On March 18, 2022, LivaNova PLC, acting through its Italian branch, entered into an Indemnity Letter and an Account Pledge Agreement with Barclays, further to which Barclays issued the €270.0 million SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in US dollars in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. At March 31, 2022, the cash collateral totaled $313.6 million and is classified as Restricted Cash on the condensed consolidated balance sheet.
The proceeds of the Bridge Loan Facility were used by LivaNova to post a portion of the cash collateral supporting the SNIA Litigation Guarantee. The Bridge Loan Facility bears interest at an adjusted term SOFR, with a floor of 0.5%, plus 3.5% increasing by 0.25% 15 days after drawing and by an additional 0.5% 90 days after drawing and every 90 days thereafter, with a maximum margin of 5.25% over adjusted SOFR. The Bridge Loan Facility, which matures on June 16, 2023, will become a current liability at the end of the second quarter 2022, and is subject to mandatory prepayment in connection with certain asset dispositions, equity or debt issuance as well as in the event that collateral securing the SNIA Litigation Guarantee is released. At this point in time, the Company believes it can secure additional debt financing to replace the Bridge Loan Facility prior to its maturity in mid-2023. While the Company has been successful in raising capital in the past, there can be no assurances as to when the Company will be able to secure replacement financing or whether it can do so on terms acceptable to the Company, in a timely manner, if at all.
On March 21, 2022, LivaNova delivered the SNIA Litigation Guarantee as required by the Court of Appeal, thereby satisfying the condition to obtain the suspension for the payment of damages in connection with the SNIA litigation until review of such judgment by the Italian Supreme Court.
Refer to “Note 5. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt and debt transactions.
Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash, cash equivalents and restricted cash were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating activities	$25,823	$19,480
Investing activities	(5,482)	(9,858)
Financing activities	214,877	(8,328)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(826)	(1,587)
Net increase (decrease) in cash, cash equivalents and restricted cash	$234,392	$(293)
Operating Activities
Cash provided by operating activities during the three months ended March 31, 2022 increased by $6.3 million as compared to the same prior-year period. The increase was primarily due to an increase in net income adjusted for non-cash items of $23.4 million, largely driven by an increase in Neuromodulation and Cardiopulmonary net sales. This increase was partially offset by a net change in working capital of $17.1 million, largely attributable to the receipt of a CARES Act tax refund of $24.5 million during the first quarter of 2021 compared to the receipt of a CARES Act tax refund of $6.7 million during the three months ended March 31, 2022.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2022 decreased $4.4 million as compared to the same prior year period largely due to a decline in purchases of property, plant and equipment of $3.0 million.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2022 increased $223.2 million as compared to the same prior year period primarily due to net proceeds from borrowings under the Bridge Loan Facility of $218.3 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from foreign currency exchange rates, equity price risk, interest rate risks and concentration of procurement suppliers that could adversely affect our consolidated financial position, results of operations or cash flows. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in this Quarterly Report on Form 10-Q in “Part I, Note 6. Derivatives and Risk Management,” “Part I, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Part II, Item 1A. Risk Factors” and in our 2021 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A. Risk Factors.”
Item 4. Controls and Procedures
Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.
(b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal and regulatory proceedings and settlements, refer to “Note 7. Commitments and Contingencies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Other than as described below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2021 Annual Report on Form 10-K.
Reductions or interruptions in the supply of the materials and components used in manufacturing our products may adversely affect our financial condition and business operations, particularly in the wake of COVID-19.
We maintain manufacturing operations in five countries located throughout the world and purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. Any problem affecting a supplier (whether due to external or internal causes) could have a negative impact on us. Difficulties and delays in manufacturing, internally or through third-party providers or otherwise within the supply chain, may lead to voluntary or involuntary business interruptions or shutdowns, product shortages, withdrawals or suspensions of products from the market, and potential regulatory action.
In some cases, we purchase specific components and raw materials from primary or main suppliers (or in some cases, a single or sole supplier) for reasons related to quality assurance, cost-effectiveness and availability. While we work closely with our suppliers to ensure supply continuity, minimize the instances in which we rely on a sole supplier and take other countermeasures to reduce our supply chain risk, we cannot guarantee that our efforts will always be successful. Moreover, due to strict standards and regulations governing the manufacture and marketing of our products, we may not be able to locate new supply sources quickly or at all in response to a supply reduction or interruption, with negative effects on our ability to manufacture our products effectively and timely.
The COVID-19 pandemic has exacerbated this risk by, among other things, causing global supply chain shortages. Like many companies, for example, we are experiencing supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues in the wake of COVID-19. Though, to date, our supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Moreover, freight and labor costs at our manufacturing facilities have increased in the wake of inflation globally. We are managing our supply chain by giving long visibility to our suppliers, conducting regular supply critical risk reviews and closely monitoring our inventory, among other things, but any problem could quickly, negatively reverberate throughout the organization. To the extent we are unsuccessful in managing our supply chain, any such issues could have a material adverse effect on our business, results of operations, financial condition, cash flows and recoverability of our tangible and intangible assets.
Failure to comply with product-related government regulations may materially adversely affect our financial condition and business operations.
Both before and after a product is commercially released, we have ongoing responsibilities under FDA and other applicable non-U.S. government agency regulations. For instance, many of our facilities and procedures and those of our suppliers are subject to periodic inspections by the FDA, which can result in inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, the FDA could ban such medical products, detain or seize adulterated or misbranded medical products, order a recall, repair, replacement, or refund of such products, refuse to grant pending PMA applications or require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. In 2015, we received a warning letter from the FDA alleging certain violations of FDA regulations, which resulted in certain devices that were manufactured in Munich, Germany, to be denied admission to the U.S. until resolution of the issues set forth by the FDA in the warning letter. In April 2022, a Form 483 was issued at the conclusion of the FDA’s inspection of our Germany facility. See “Note 7. Commitments and Contingencies” in this Form 10-Q for additional information.
If the FDA does not agree with the proposed corrective or preventive actions in the response to the Form 483, or accepts them but finds that we have not implemented them adequately, or if we otherwise fail to comply with applicable regulatory requirements, the FDA could decide not to close out the 2015 Warning Letter based on the most recent inspection, even if they agree with our most recent Form 483 response. In addition, the FDA could require that a successful re-inspection be completed in the future in order to close out that Warning Letter and/or the most recent inspection. As we continue to work with the FDA, we remain subject to the terms of the 2015 Warning Letter, which subjected our legacy 3T devices to refusal of admission into the U.S. and which stated that premarket approval applications for Class III devices to which certain Quality System regulation deviations identified in the Warning Letter were reasonably related would not be approved until the violations had been corrected; however, with clearance for K191402, 3T devices manufactured in accordance with K191402 are not subjected to the import alert and the premarket approval restriction applied only to the Munich and Arvada facilities, which do not manufacture or design devices subject to Class III premarket approval.
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
We develop, manufacture, distribute and sell our products globally, and we intend to continue to pursue growth opportunities worldwide. Our international operations are subject to risks that are inherent in conducting business globally and under non-U.S. laws, regulations and customs. These risks include possible nationalization, invasions, wars, negative consequences associated with Brexit, expropriation, importation limitations, pricing restrictions, government shutdowns and violations of laws, and the resulting issues from any such risks. In February 2022, for example, Russia launched an invasion in Ukraine which caused us to assess our ability to sell in the market due to international sanctions, to consider the potential impact of raw material sourced from the region, and to determine whether we are able to transact in a compliant fashion. Although the region represented 1% of our total net sales for 2021, the Russian invasion of Ukraine has increased economic uncertainties, and a significant escalation and/or continuation of the conflict could have a material, global impact on our operating results. In addition, our Russian employees and local subsidiary are subject to evolving laws and regulations imposed by the Russian authorities in response to international sanctions. Our profitability and operations are, and will continue to be, subject to a number of risks and potential costs, including: local product preferences and product requirements; longer-term receivables than are typical in the EU or the U.S.; difficulty enforcing agreements; creditworthiness of customers; trade protection measures and import and export licensing requirements; imposition of sanctions; different labor regulations and workforce instability; higher danger of terrorist activity, war or civil unrest; selling our products through distributors and agents; and political and economic instability. Any of the aforementioned risks could adversely affect our business, results of operations, financial conditions and cash flows.
From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions, including Iran, Sudan, Syria and now Russia. These business dealings represent an insignificant amount of our consolidated revenues and income, but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restriction of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations, but there can be no assurance that our policies and procedures will prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, results of operations, financial conditions and cash flows.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act of 1934
Section 13(r) of the Exchange Act requires issuers to disclose in their quarterly reports certain types of dealings with Iran, including transactions or dealings with government-owned entities, even when those activities are lawful and do not involve U.S. persons. One of our non-U.S. subsidiaries currently sells medical devices, including cardiopulmonary, cardiac surgery and neuromodulation products, to privately held distributors in Iran.
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
Our gross revenues and net profits attributable to the above-mentioned Iranian activities were $1.8 million and $0.9 million for the three months ended March 31, 2022, respectively.
We believe our activities are consistent with applicable law, including U.S., EU, and other applicable sanctions laws, though such laws are complex and continue to evolve rapidly. We intend to continue our business in Iran.

Item 6. Exhibits
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Quarterly Report on Form 10-Q. Exhibits marked with the cross symbol (†), if any, are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description
10.1*	Amendment 2 to the Credit Agreement, dated as of March 16, 2022, by and among LivaNova PLC, LivaNova USA, Inc., the Lenders and Goldman Sachs Bank USA as First Lien Administrative Agent
10.2	Letter of indemnity in respect of the issuance of Trade Finance guarantee by Barclays Bank Ireland PLC, Italy Branch dated March 18, 2022, by and among LivaNova PLC Italian Branch and Barclays Bank Ireland PLC, Italy Branch, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 21, 2022
10.3	Pledge Agreement dated as of March 18, 2022, among LivaNova PLC Italian Branch and Barclays Bank Ireland PLC, Italy Branch, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 21, 2022
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2022 and 2021, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) the Notes to the Condensed Consolidated Financial Statements
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: May 4, 2022	By:	/s/ DAMIEN MCDONALD
Damien McDonald
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: May 4, 2022	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)