Form 10-Q
period 2022-06-30
LivaNova PLC
filed 2022-08-03
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at July 27, 2022
Ordinary Shares - £1.00 par value per share	53,545,733

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, and include but are not limited to the risks and uncertainties summarized below:
•risks related to reductions, interruptions or increasing costs related to the supply of raw materials and components and the distribution of finished products, including as a result of inflation and war;
•volatility in the global market and worldwide economic conditions, including volatility caused by the invasion of Ukraine, inflation, changes to existing trade agreements and relationships between the U.S. and other countries including the implementation of sanctions;
•risks relating to the outbreak and spread of COVID-19 and its variants around the world, including market volatility, reductions in business operations and reduction in medical procedures;
•non-U.S. operational and economic risks and concerns including the effect of changes in foreign exchange rates on quarterly operating results;
•failure to retain key personnel, prevent labor shortages, or manage labor costs;
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
•risks relating to our indebtedness under the exchangeable senior notes, our revolving credit facility and our 2022 Term Facilities, as defined herein;
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
•changes in tax laws and regulations, including exposure to additional income tax liabilities;
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
Readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the six months ended June 30, 2022 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2021 Form 10-K and in our Quarterly Reports on Form 10-Q.
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

________________________________________

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Net sales	$254,151	$264,483	$494,326	$512,086
Cost of sales	69,801	92,204	141,533	176,399
Gross profit	184,350	172,279	352,793	335,687
Operating expenses:
Selling, general and administrative	116,482	122,748	235,007	238,429
Research and development	34,229	52,557	75,147	97,182
Other operating expenses	1,883	33,236	1,378	42,036
Operating income (loss)	31,756	(36,262)	41,261	(41,960)
Interest expense	(14,388)	(16,515)	(22,228)	(32,451)
Foreign exchange and other income/(expense)	1,633	239	5,537	(6,204)
Income (loss) before tax	19,001	(52,538)	24,570	(80,615)
Income tax expense	2,515	3,908	5,052	6,552
Losses from equity method investments	(42)	(41)	(81)	(81)
Net income (loss)	$16,444	$(56,487)	$19,437	$(87,248)

Basic income (loss) per share	$0.31	$(1.15)	$0.36	$(1.79)
Diluted income (loss) per share	$0.30	$(1.15)	$0.36	$(1.79)

Shares used in computing basic income (loss) per share	53,506	48,928	53,420	48,833
Shares used in computing diluted income (loss) per share	54,080	48,928	54,144	48,833
(1)The condensed consolidated statements of income (loss) for the three and six months ended June 30, 2021 have been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Net income (loss)	$16,444	$(56,487)	$19,437	$(87,248)
Other comprehensive (loss) income:
Net change in unrealized loss on derivatives	(1,232)	(1,250)	(1,927)	(1,585)
Tax effect	—	42	—	381
Net of tax	(1,232)	(1,208)	(1,927)	(1,204)
Foreign currency translation adjustment	(37,506)	22,345	(45,766)	(3,530)
Total other comprehensive (loss) income	(38,738)	21,137	(47,693)	(4,734)
Total comprehensive loss	$(22,294)	$(35,350)	$(28,256)	$(91,982)
(1)The condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021 have been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$109,022	$207,992
Restricted cash	297,747	—
Accounts receivable, net of allowance of $13,109 at June 30, 2022 and $13,512 at December 31, 2021	176,949	185,354
Inventories	119,415	105,840
Prepaid and refundable taxes	30,917	37,621
Current derivative assets	2,520	106,629
Prepaid expenses and other current assets	35,357	35,745
Total Current Assets	771,927	679,181
Property, plant and equipment, net	143,312	150,066
Goodwill	898,070	899,525
Intangible assets, net	389,379	399,682
Operating lease assets	38,419	40,600
Investments	13,965	16,598
Deferred tax assets	2,422	2,197
Long-term derivative assets	61,608	—
Other assets	17,143	13,102
Total Assets	$2,336,245	$2,200,951
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$6,240	$229,673
Accounts payable	74,346	68,000
Accrued liabilities and other	83,952	88,937
Current derivative liabilities	3,232	183,109
Current litigation provision liability	30,960	32,845
Taxes payable	14,891	15,140
Accrued employee compensation and related benefits	50,272	79,266
Total Current Liabilities	263,893	696,970
Long-term debt obligations	459,792	9,849
Contingent consideration	91,840	86,830
Deferred tax liabilities	7,661	7,728
Long-term operating lease liabilities	31,857	35,919
Long-term employee compensation and related benefits	17,917	19,105
Long-term derivative liabilities	134,090	—
Other long-term liabilities	47,192	49,905
Total Liabilities	1,054,242	906,306
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 53,810,418 shares issued and 53,506,408 shares outstanding at June 30, 2022; 53,761,510 shares issued and 53,263,297 shares outstanding at December 31, 2021	82,359	82,295
Additional paid-in capital	2,133,258	2,117,961
Accumulated other comprehensive loss	(54,870)	(7,177)
Accumulated deficit	(878,347)	(897,784)
Treasury stock at cost, 304,010 ordinary shares at June 30, 2022; 498,213 ordinary shares at December 31, 2021	(397)	(650)
Total Stockholders’ Equity	1,282,003	1,294,645
Total Liabilities and Stockholders’ Equity	$2,336,245	$2,200,951
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2022	2021 (1)
Operating Activities:
Net income (loss)	$19,437	$(87,248)
Non-cash items included in net income (loss):
Remeasurement of contingent consideration to fair value	(27,359)	10,746
Stock-based compensation	21,765	19,452
Amortization	12,917	13,353
Amortization of debt issuance costs	11,721	8,989
Depreciation	11,096	12,256
Remeasurement of derivative instruments	(5,098)	13,191
Amortization of operating lease assets	4,939	8,947
Remeasurement of Respicardia investment and loan	—	(4,640)
Deferred tax expense	645	913
Other	1,342	1,356
Changes in operating assets and liabilities:
Accounts receivable, net	(875)	(4,664)
Inventories	(16,461)	3,897
Other current and non-current assets	2,846	18,786
Accounts payable and accrued current and non-current liabilities	(19,387)	3,558
Taxes payable	116	2,491
Litigation provision liability	(2,064)	23,728
Net cash provided by operating activities	15,580	45,111
Investing Activities:
Purchases of property, plant and equipment	(11,342)	(14,622)
Acquisition, net of cash acquired	(8,857)	—
Purchase of investments	(781)	(2,097)
Proceeds from sale of Heart Valves, net of cash disposed	—	41,759
Proceeds from sale of Respicardia investment and loan	—	23,057
Other	(650)	(1,382)
Net cash (used in) provided by investing activities	(21,630)	46,715
Financing Activities:
Proceeds from long-term debt obligations	218,342	—
Shares repurchased from employees for minimum tax withholding	(8,223)	(11,072)
Payment of debt issuance costs	(2,861)	(376)
Proceeds from share issuances under ESPP	1,788	1,750
Payment of contingent consideration	—	(4,387)
Repayment of long-term debt obligations	(784)	(1,287)
Other	295	1,285
Net cash provided by (used in) financing activities	208,557	(14,087)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,730)	(1,185)
Net increase in cash, cash equivalents and restricted cash	198,777	76,554
Cash, cash equivalents and restricted cash at beginning of period	207,992	252,832
Cash, cash equivalents and restricted cash at end of period	$406,769	$329,386
(1)The condensed consolidated statement of cash flows for the three and six months ended June 30, 2021 have been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of, and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2021 has been derived from audited financial statements contained in our 2021 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries, for the three and six months ended June 30, 2022, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying our 2021 Form 10-K.
Global Developments
COVID-19
The COVID-19 pandemic (“COVID-19”) and its effects on the economy, employment, patient behaviors and supply chain, among others, has caused and may continue to cause variable demand for our products. Throughout the pandemic, healthcare customers have diverted medical resources and priorities towards the treatment of COVID-19, and public health bodies have delayed elective procedures, which has negatively impacted the usage of our products. Further, some people have avoided seeking treatment for non-COVID-19 procedures, and hospitals and clinics have experienced staffing shortages, which has negatively impacted the demand for our products. While the recovery of global cardiopulmonary procedures has resulted in stronger demand for our Cardiopulmonary products, our Neuromodulation business continues to experience ongoing COVID-19 related headwinds as described above. Our Advanced Circulatory Support (“ACS”) business has been similarly negatively impacted by a reduction in patients treated with extracorporeal membrane oxygenation (“ECMO”) related to fewer severe COVID-19 cases and hospital staffing challenges. We are monitoring the potential for various strains of the virus to cause a resumption of high levels of infection and hospitalization that, in turn, may affect the demand for our products.
Moreover, although our RECOVER study and ANTHEM-HFrEF and OSPREY clinical trials continue to progress, there may be delays or closures of sites in the future should COVID-19 or variants thereof strengthen or reemerge.
Our net sales and profitability have been negatively affected by the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies. Furthermore, we continue to experience supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues in the wake of COVID-19. Though, to date, our supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Moreover, freight and labor costs at our manufacturing facilities have increased substantially due to COVID-related disruptions and in the wake of inflation globally. The Company continues to respond to such challenges, and while we have business continuity plans in place, the impact of the ongoing challenges we are experiencing, along with their potential escalation, may adversely affect our business and the recoverability of our tangible and intangible assets. The future impact of pandemic-related developments remains uncertain.
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
Consolidated Statements of Income (Loss)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cost of sales	$90,803	$1,401	$92,204	$173,723	$2,676	$176,399
Operating loss	(34,861)	(1,401)	(36,262)	(39,284)	(2,676)	(41,960)
Loss before tax	(51,137)	(1,401)	(52,538)	(77,939)	(2,676)	(80,615)
Income tax expense	4,140	(232)	3,908	6,996	(444)	6,552
Net loss	(55,318)	(1,169)	(56,487)	(85,016)	(2,232)	(87,248)
Basic and diluted loss per share	$(1.13)	$(0.02)	$(1.15)	$(1.74)	$(0.05)	$(1.79)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net loss	$(55,318)	$(1,169)	$(56,487)	$(85,016)	$(2,232)	$(87,248)
Total comprehensive loss	(34,181)	(1,169)	(35,350)	(89,750)	(2,232)	(91,982)
Consolidated Statements of Stockholders’ Equity

	As Previously Reported		Adjustments		As Revised
	Accumulated Deficit	Total Stockholders’ Equity	Accumulated Deficit	Total Stockholders’ Equity	Accumulated Deficit	Total Stockholders’ Equity
June 30, 2021	$(837,418)	$1,040,470	$(11,796)	$(11,796)	$(849,214)	$1,028,674
Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Revised
Net loss	$(85,016)	$(2,232)	$(87,248)
Deferred tax expense (benefit)	1,357	(444)	913
Changes in operating assets and liabilities:
Inventories	1,221	2,676	3,897
Net cash used in operating activities	45,111	—	45,111
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
Restricted Cash
The Company classifies cash that is not available for use in its operations as restricted cash within current assets on the condensed consolidated balance sheet. As of June 30, 2022, our restricted cash balance totaled $297.7 million and was comprised of cash deposits with Barclays held as collateral for a first demand bank guarantee of €270.0 million (approximately $281.2 million as of June 30, 2022) to obtain the suspension of the Court of Appeal of Milan judgment for the payment of damages in connection with the SNIA litigation until review of such judgment by the Italian Supreme Court (the “SNIA Litigation Guarantee”). As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in US dollars in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. For additional information regarding the SNIA litigation, please refer to “Note 8. Commitments and Contingencies.”
Note 2. Business Combinations
As of December 31, 2021, LivaNova owned a 3% investment in ALung Technologies, Inc. (“ALung”), a privately held medical device company focused on creating advanced medical devices for treating respiratory failure. On May 2, 2022, we acquired the remaining 97% of equity interests in ALung for a purchase price of up to $110.0 million, consisting of $10.0 million paid at closing, subject to customary adjustments, and contingent consideration of up to $100.0 million payable upon achievement of certain sales-based milestones beginning in 2023 and ending in 2027.
The following table presents the acquisition date fair value of the consideration transferred and the fair value of our interest in ALung prior to the acquisition (in thousands):

Cash and other considerations	$15,586
Contingent consideration	26,369
Fair value of consideration transferred	$41,955
The following table presents the preliminary purchase price allocation at fair value for the ALung acquisition (in thousands):

Purchase Price Allocation
Developed technology - 15-year life	$13,950
Goodwill	25,893
Other assets and liabilities, net	2,112
Net assets acquired	$41,955
Goodwill arising from the ALung acquisition, which is not deductible for tax purposes, primarily represents the synergies anticipated between ALung and our ACS business. The assets acquired, including goodwill, are recognized in our ACS segment.
We recognized ALung acquisition-related expenses of approximately $4.4 million during the three and six months ended June 30, 2022 within “Selling, general and administrative” expenses on our consolidated statement of income (loss).
The Company’s consolidated financial statements include the operating results of ALung from the acquisition date. Separate post-acquisition operating results and pro forma financial information for this acquisition have not been presented as the effect was not material for disclosure purposes.

The contingent consideration payments are triggered upon the achievement of thresholds associated with sales of products covered by the purchase agreement and are estimated to occur during the years reflected in the table below. The sales-based earnout was valued using projected sales from our internal strategic plan and is a Level 3 fair value measurement, which includes the following significant unobservable inputs (in thousands):

ALung Acquisition	Fair value at May 2, 2022	Valuation Technique	Unobservable Input	Ranges
Sales-based earnout	$26,369	Monte Carlo simulation	Risk-adjusted discount rate	9.7%	-	11.1%
			Credit risk discount rate	6.4%	-	8.0%
			Revenue volatility	38.5%
			Projected years of earnout	2023	-	2027
For a reconciliation of the beginning and ending balance of contingent consideration liabilities refer to “Note 5. Fair Value Measurements.”
Note 3. Divestiture of Heart Valve Business
On December 2, 2020, LivaNova entered into a Purchase Agreement with Mitral Holdco S.à r.l. (“Mitral”), a company incorporated under the laws of Luxembourg and wholly-owned and controlled by funds advised by Gyrus Capital S.A., a Swiss private equity firm. The Purchase Agreement provides for the divestiture of certain of LivaNova’s subsidiaries as well as certain other assets and liabilities relating to the Company’s Heart Valve business and site management operations conducted by the Company’s subsidiary LivaNova Site Management (“LSM”) at the Company’s Saluggia campus for €60.0 million. On April 9, 2021, LivaNova and the Purchaser entered into an A&R Purchase Agreement which amends and restates the original Purchase Agreement to, among other things, defer the closing of the sale and purchase of LSM by up to two years and include or amend certain additional terms relating to such deferral, including certain amendments relating to the potential hazardous substances liabilities of LSM and the related expense reimbursement provisions.
The closing of the sale of the Heart Valve business occurred on June 1, 2021, and we received €34.8 million (approximately $42.5 million as of June 1, 2021), subject to customary trade working capital and net indebtedness adjustments, as set forth in the Purchase Agreement. We also received $3.0 million in December 2021 and the remaining deferred purchase price of €9.3 million in July 2022. In July 2022, we also made a €4.8 million payment to Mitral upon finalizing the trade working capital and net indebtedness adjustments. During the three and six months ended June 30, 2021, we recognized a (loss) gain from the sale of the Heart Valve business of $(0.1) million and $0.8 million, respectively, which is included within other operating expenses on the condensed consolidated statements of income (loss).
On July 29, 2022, we received a demand letter from Mitral for approximately €20.8 million ($21.2 million as of July 29, 2022) for breach of warranty claims under the A&R Purchase Agreement. Specifically, the claims allege failure to disclose certain information relating to a supplier, thereby allegedly impacting the profitability of Mitral’s business in China and Japan. We are currently assessing the merits of Mitral’s claims including whether Mitral has suffered a recoverable loss under the A&R Purchase Agreement, pursuant to which warranty claims of this type, subject to certain exceptions, are capped at €8 million, and the amount of any such loss. The Company has not recognized a liability related to this matter because any potential loss is not currently probable.

Note 4. Investments
Investments on the condensed consolidated balance sheets represent the carrying value of our investments in equity securities of non-consolidated affiliates without readily determinable fair values for which we do not exert significant influence over the investee. These equity investments are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of June 30, 2022 and December 31, 2021, the carrying value of our investments was $14.0 million and $16.6 million, respectively.
As of December 31, 2021, LivaNova owned a 3% investment in ALung with a carrying value of $3.0 million, as well as held a note receivable due from ALung with a carrying value of $2.5 million. On May 2, 2022, we acquired the remaining 97% of equity interests in ALung. Please refer to “Note 2. Business Combinations” for further details.
In April 2021, Zoll Medical Corporation acquired Respicardia Inc., a privately funded U.S. company in which we had an equity investment and also to which we had a loan outstanding. As a result of the acquisition, we received proceeds of $23.1 million for both our investment and loan receivable, which had carrying values of $17.7 million and $0.8 million as of December 31, 2020, respectively. The Company recorded a gain of $4.6 million during the first quarter of 2021 to adjust the investment and loans receivable to fair value, which is included in “Foreign exchange and other income/(expense)” on the condensed consolidated statement of income (loss).
During the second quarter of 2021, the Company received a cash dividend from its investment in MD Start II of $3.1 million, which is included in “Foreign exchange and other income/(expense)” on the condensed consolidated statements of income (loss) for the three and six months ended June 30, 2021.
Note 5. Fair Value Measurements
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2022 and 2021.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2022	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (foreign currency exchange rate “FX”)	$585	$—	$585	$—
Derivative assets - freestanding instruments (FX)	2,092	—	2,092	—
Derivative assets - capped call derivatives	61,608	—	—	61,608
Convertible notes receivable	278	—	—	278
	$64,563	$—	$2,677	$61,886

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$3,386	$—	$3,386	$—
Derivative liabilities - freestanding instruments (FX)	3	—	3	—
Derivative liabilities - embedded exchange feature	134,090	—	—	134,090
Contingent consideration arrangements	97,392	—	—	97,392
	$234,871	$—	$3,389	$231,482

	Fair Value as of December 31, 2021	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (foreign currency exchange rate “FX”)	$243	$—	$243	$—
Derivative assets - freestanding instruments (FX)	61	—	61	—
Derivative assets - capped call derivatives	106,629	—	—	106,629
Convertible notes receivable	2,767	—	—	2,767
	$109,700	$—	$304	$109,396

Liabilities:
Derivative liabilities - designated as cash flow hedges (FX)	$1,286	$—	$1,286	$—
Derivative liabilities - freestanding instruments (FX)	427	—	427	—
Derivative liabilities - embedded exchange feature	181,700	—	—	181,700
Contingent consideration arrangements	98,382	—	—	98,382
	$281,795	$—	$1,713	$280,082
The following table provides a reconciliation of the beginning and ending balances of our recurring fair value measurements, using significant unobservable inputs (Level 3) (in thousands):

	Capped Call Derivative Asset	Convertible Notes Receivable	Embedded Exchange Feature Derivative Liability	Contingent Consideration Liability Arrangements
As of December 31, 2021	$106,629	$2,767	$181,700	$98,382
Additions	—	—	—	26,369
Utilized as business combination consideration	—	(2,489)	—	—
Changes in fair value (1)	(45,021)	—	(47,610)	(27,359)
Total at June 30, 2022	61,608	278	134,090	97,392
Less current portion at June 30, 2022	—	—	—	5,552
Long-term portion at June 30, 2022	$61,608	$278	$134,090	$91,840
(1)The decrease in fair value associated with contingent consideration arrangements during the six months ended June 30, 2022 was primarily related to the change in discount rates due to increasing interest rates and the change in probability of the regulatory milestone-based payment associated with the acquisition of TandemLife.
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
The embedded exchange feature and capped call derivatives are classified as Level 3 as the Company uses historical volatility and implied volatility from options traded to determine expected stock price volatility, an unobservable input that is significant to the valuation. In general, an increase in our stock price or stock price volatility would increase the fair value of the embedded exchange feature and capped call derivatives which would result in an increase in expense. As time to the expiration of the derivatives decreases, the fair value of the derivatives would decrease. The future impact on net income depends on how significant inputs such as stock price, stock price volatility and time to the expiration of the derivatives change in relation to other inputs. Changes in the fair value of the embedded exchange feature derivative and capped call derivatives are recognized in “Foreign exchange and other income/(expense)” in the condensed consolidated statements of income (loss).
The fair value of the embedded exchange feature derivative liability and the capped call derivative assets were $134.1 million and $61.6 million, respectively, as of June 30, 2022 and the stock price volatility was 54%. As of June 30, 2022, a 10% lower volatility, holding other inputs constant, would result in approximate fair value for the embedded exchange feature derivative of $118.5 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $146.8 million. As of June 30, 2022, a 10% lower volatility, holding other inputs constant, would result in approximate fair value for the capped call derivatives of $65.0 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $57.4 million.
Contingent Consideration Arrangements
The following table provides the fair value of our Level 3 contingent consideration arrangements by acquisition (in thousands):

	June 30, 2022	December 31, 2021
ImThera	$70,283	$86,830
ALung	21,557	—
TandemLife	5,552	11,552
	$97,392	$98,382

The ImThera business combination involved contingent consideration arrangements composed of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnouts are valued using projected sales from our internal strategic plan. These arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of June 30, 2022:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	11.8%
		Probability of payment	85%
		Projected payment year	2024

Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	14.4%
		Credit risk discount rate	12.4%	-	13.4%
		Revenue volatility	32.5%
		Probability of payment	85%
		Projected years of earnout	2025	-	2028
The TandemLife business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain regulatory milestones. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs as of June 30, 2022:

TandemLife Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	10.1%
		Probability of payment	45%
		Projected payment year	2023

The ALung business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain sales-based thresholds associated with sales of products. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs as of June 30, 2022:

ALung Acquisition	Valuation Technique	Unobservable Input	Inputs
Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	10.4%	-	11.2%
		Credit risk discount rate	11.0%	-	13.2%
		Revenue volatility	37.5%
		Projected years of earnout	2023	-	2027
Note 6. Financing Arrangements
The outstanding principal amount of our long-term debt as of June 30, 2022 and December 31, 2021 was as follows (in thousands, except interest rates):

	June 30, 2022	December 31, 2021	Maturity	Interest Rate
2020 Cash Exchangeable Senior Notes	$232,081	$225,140	December 2025	3.00%
Bridge Loan Facility	220,000	—	N/A	5.83%
Bank of America Merrill Lynch Banco Múltiplo S.A.	6,499	6,113	July 2023	11.46%
Mediocredito Italiano	2,332	3,379	December 2023	0.50%	-	2.74%
Bank of America, U.S.	1,500	1,500	January 2023	5.45%
Other	585	663
Total long-term facilities	462,997	236,795
Less current portion of long-term debt	3,205	226,946
Total long-term debt	$459,792	$9,849
Revolving Credit
The outstanding principal amount of our short-term unsecured revolving credit agreements and other agreements with various banks was $3.0 million and $2.7 million at June 30, 2022 and December 31, 2021, respectively, with interest rates ranging from 3.14% to 11.63% and loan terms ranging from overnight to 364 days, as of June 30, 2022.
On August 13, 2021, LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc. (the “Borrower”) entered into a First Lien Credit Agreement with the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, relating to a $125 million senior secured multi-currency revolving credit facility to be made available to the Borrower (the “2021 First Lien Credit Agreement”). The 2021 First Lien Credit Agreement, as amended from time to time, expires on August 13, 2026 and bears interest at a rate equal to, for U.S. dollar-denominated loans, an adjusted Secured Overnight Financing Rate (“SOFR”) with a floor of 0.00%, or a Base Rate, plus, in each case, a variable margin based on the Company’s senior secured net leverage ratio. Interest is paid monthly or quarterly, as selected by the Borrower, with any outstanding principal due at maturity. The First Lien Credit Agreement also contemplates the payment of commitment fees on the unused portion of the commitments, at a variable percentage based on the Company’s senior secured net leverage ratio. The 2021 First Lien Credit Agreement is available for working capital and other general corporate purposes and, if drawn, can be repaid at any time without premium or penalty. As of June 30, 2022, we were in compliance with the financial covenants contained in our 2021 First Lien Credit Agreement.
There were no outstanding borrowings under the 2021 First Lien Credit Agreement as of June 30, 2022 and December 31, 2021.
Bridge Loan Facility
On February 24, 2022, LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., entered into an Incremental Facility Amendment No. 1 to the 2021 First Lien Credit Agreement, relating to a €200 million bridge loan facility (the “Bridge Loan Facility”). On March 16, 2022, LivaNova entered into Amendment No. 2 to the 2021 First Lien Credit Agreement, which converted the available borrowings under the Bridge Loan Facility from €200 million to $220.0 million and converted the EURIBOR rate in the 2021 First Lien Credit Agreement to SOFR. LivaNova delivered a borrowing notice for $220.0 million in connection with the Bridge Loan Facility, which was funded on March 17, 2022. On March 18, 2022, LivaNova PLC, acting through its Italian branch, entered into an Indemnity Letter and an Account Pledge Agreement with Barclays, further to which

Barclays issued the SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in US dollars in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. The proceeds of the Bridge Loan Facility were used by LivaNova to post a portion of the cash collateral supporting the SNIA Litigation Guarantee. The cash held as collateral supporting the SNIA Litigation Guarantee of $297.7 million was classified as restricted cash on the condensed consolidated balance sheet as of June 30, 2022. The Bridge Loan Facility bears interest at an adjusted term SOFR, with a floor of 0.5%, plus 3.5% increasing by 0.25% 15 days after drawing and by an additional 0.5% 90 days after drawing and every 90 days thereafter, with a maximum margin of 5.25% over adjusted SOFR. The effective interest rate of the Bridge Loan Facility at June 30, 2022 was 11.04%. For additional information regarding the SNIA litigation, please refer to “Note 8. Commitments and Contingencies.”
Debt discounts and issuance costs related to the Bridge Loan Facility were approximately $4.5 million. Amortization of debt discount and issuance costs for the Bridge Loan Facility was $3.6 million and $4.5 million for the three and six months ended June 30, 2022, respectively, and is included in interest expense on the consolidated statement of income (loss).
Outstanding borrowings under the Bridge Loan Facility were $220.0 million as of June 30, 2022. The Bridge Loan Facility was repaid in full on July 6, 2022. Please refer to “Note 15. Subsequent Event” for additional information.
2020 Cash Exchangeable Senior Notes
On June 17, 2020, our wholly-owned subsidiary, LivaNova USA, Inc., issued $287.5 million aggregate principal amount of 3.00% Notes (the “Notes”) by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The sale of the Notes resulted in approximately $278.0 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The effective interest rate of the Notes at June 30, 2022 was 9.95%. The Notes mature on December 15, 2025 unless earlier exchanged, repurchased, or redeemed.
Debt discounts and issuance costs related to the Notes were approximately $82.0 million and included $75.0 million of discount attributable to the embedded exchange feature, discussed below, and $7.0 million of allocated issuance costs to the Notes related to legal, bank and accounting fees. Amortization of debt discount and issuance costs for the Notes was $3.5 million and $6.9 million for the three and six months ended June 30, 2022, respectively, and is included in interest expense on the consolidated statement of income (loss). The unamortized discount related to the Notes as of June 30, 2022 and December 31, 2021 was $55.4 million and $62.4 million, respectively.
Holders of the Notes are entitled to exchange the Notes at any time during specified periods, at their option. This includes the right to exchange the Notes during any calendar quarter, if the last reported sale price of LivaNova’s ordinary shares, with a nominal value of £1.00 per share, is greater than or equal to 130% of the exchange price, or $79.27 per share for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The exchange condition was not satisfied during the quarterly period ending June 30, 2022. As a result, we have included our obligations from the Notes and the associated embedded exchange feature derivative as a long-term liability on the consolidated balance sheet as of June 30, 2022. The Notes are exchangeable solely into cash and are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the Notes is 16.3980 ordinary shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $60.98 per share). The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the Notes.
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

Embedded Exchange Feature
The embedded exchange feature of the Notes requires bifurcation from the Notes and is accounted for as a derivative liability. The fair value of the Notes’ embedded exchange feature derivative at the time of issuance was $75.0 million and was recorded as debt discount on the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. The Notes’ embedded exchange feature derivative is carried on the condensed consolidated balance sheets at its estimated fair value and is adjusted at the end of each reporting period, with the unrealized gain or loss reflected within “Foreign exchange and other income/(expense)” in the condensed consolidated statements of income (loss). The fair value of the embedded exchange feature derivative liability was $134.1 million as of June 30, 2022.
Capped Call Transactions
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers of the Notes or their respective affiliates. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of LivaNova’s ordinary shares underlying the Notes and are expected generally to offset any cash payments the Company is required to make upon exchange of the Notes in excess of the principal amount thereof in the event that the market value per ordinary share, as measured under the capped call transactions, is greater than the strike price of the capped call transactions, with such offset being subject to an initial cap price of $100.00 per share. The capped call transactions expire on December 15, 2025 and must be settled in cash. If the capped call transactions are converted or redeemed early, settlement occurs at their termination value, which is equal to their fair value at the time of the redemption. The capped call transactions are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected within “Foreign exchange and other income/(expense)” in the condensed consolidated statements of income (loss). The fair value of the capped call derivative assets was $61.6 million as of June 30, 2022. As of June 30, 2022, the capped call derivative assets are classified as long-term.
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
Freestanding FX Derivative Contracts
The gross notional amount of FX derivative contracts not designated as hedging instruments outstanding at June 30, 2022 and December 31, 2021 was $117.2 million and $136.7 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. We recorded net gains (losses) for these freestanding derivatives of $4.0 million and $(1.7) million for the three months ended June 30, 2022 and 2021, respectively, and $5.0 million and $5.9 million for the six months ended June 30, 2022 and 2021, respectively. These gains are included in “Foreign exchange and other income/(expense)” in the condensed consolidated statements of income (loss).
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
The gross notional amounts of open derivative contracts designated as cash flow hedges at June 30, 2022 and December 31, 2021 were as follows (in thousands):

Description of Derivative Contract	June 30, 2022	December 31, 2021
FX derivative contracts to be exchanged for British Pounds	$5,416	$11,160
FX derivative contracts to be exchanged for Japanese Yen	3,334	6,648
FX derivative contracts to be exchanged for Euros	29,110	58,224
	$37,860	$76,032
After-tax net gain associated with derivatives designated as cash flow hedges recorded in the ending balance of AOCI and the amount expected to be reclassified to earnings in the next 12 months are as follows (in thousands):

Description of Derivative Contract	After-Tax Net Loss in AOCI as of June 30, 2022	After-Tax Net Loss in AOCI as of June 30, 2022 Expected to be Reclassified to Earnings in Next 12 Months
FX derivative contracts	$(2,869)	$(2,869)
Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in other comprehensive income (loss) (“OCI”) and the amount reclassified to earnings from AOCI were as follows (in thousands):

		Three Months Ended June 30,
		2022		2021
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Losses Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other income/(expense)	$(1,116)	$1,238	$(621)	$(1,306)
FX derivative contracts	SG&A	—	(1,122)	—	858
		$(1,116)	$116	$(621)	$(448)

		Six Months Ended June 30,
		2022		2021
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings	Losses Recognized in OCI	Losses Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other gains (losses)	$(1,758)	$1,679	$(2,844)	$(2,802)
FX derivative contracts	SG&A	—	(1,510)	—	1,543
		$(1,758)	$169	$(2,844)	$(1,259)

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
The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

June 30, 2022	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
FX derivative contracts	Current derivative assets	$585	Current derivative liabilities	$3,386
Total derivatives designated as hedging instruments		585		3,386
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Current derivative assets	1,935	Current derivative liabilities	3
FX derivative contracts	Current derivative liabilities	157
Capped call derivatives	Long-term derivative assets	61,608
Embedded exchange feature			Long-term derivative liabilities	134,090
Total derivatives not designated as hedging instruments		63,700		134,093
Total derivatives		$64,285		$137,479

December 31, 2021	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
FX derivative contracts	Current derivative liabilities	$243	Current derivative liabilities	$1,286
Total derivatives designated as hedging instruments		243		1,286
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Current derivative liabilities	61	Current derivative liabilities	427
Capped call derivatives	Current derivative assets	106,629
Embedded exchange feature			Current derivative liabilities	181,700
Total derivatives not designated as hedging instruments		106,690		182,127
Total derivatives		$106,933		$183,413
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
On April 28, 2022, the FDA completed its close-out inspection of the Munich, Germany facility and, at the conclusion of the inspection, issued a Form 483 which contained three inspectional observations in the areas of design validation, process validation and complaint investigations. We submitted a detailed response including our proposed corrective and preventative actions to address the FDA’s observations and a subsequent follow-up to the FDA commenting on the Form 483 observations in the context of our previous actions and remediation efforts to the 2015 Warning Letter, including the January 2016 informational Customer Letter; shipment of products pursuant to our certificate of medical necessity program; and the activities that we conducted to obtain clearance of K191402 for the modified 3T device. While our responses were designed to resolve the outstanding issues raised by the FDA, whether the FDA will accept our responses is uncertain. Refer to “Part II, Item 1A, Risk Factors” in this Form 10-Q for additional information regarding the risks surrounding receipt of the Form 483.
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
On December 31, 2016, we recognized a liability for our product remediation plan related to our 3T device. We concluded that it was probable that a liability had been incurred upon management’s approval of the plan and the commitments made by management to various regulatory authorities globally during the fourth quarter of 2016, and furthermore, the cost associated with the plan was reasonably estimable. At June 30, 2022, the product remediation liability was $0.7 million.

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
Although there is no legal obligation to begin any work or deliver the hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of June 30, 2022 was $35.9 million, which represented the low end of the estimated range of loss of $35.9 million to $45.6 million. The estimated liability as of December 31, 2021 was $39.3 million. The decrease in the liability from December 31, 2021 was primarily due to the effects of foreign currency changes during the six months ended June 30, 2022.
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
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of August 3, 2022, including the cases encompassed in the settlement framework described above that have not yet been dismissed, we were aware of approximately 90 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. This number includes six cases that have settled but have not yet been dismissed. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
At June 30, 2022, the provision for these matters was $36.9 million. While the amount accrued represents our best estimate for those filed and unfiled claims that we believe are both probable and estimable at this time, and which are a subset of the filed and unfiled claims worldwide of which we are currently aware, the actual liability for resolution of these matters may vary from our estimate. The remaining claims for which a provision has not been recorded are remote or the potential loss is not estimable at this time.

Changes in the carrying amount of the litigation provision liability are as follows (in thousands):

Total litigation provision liability at December 31, 2021	$39,470
Payments	(2,773)
Adjustments (1)	709
FX and other	(517)
Total litigation provision liability at June 30, 2022	36,889
Less current portion of litigation provision liability at June 30, 2022	30,960
Long-term portion of litigation provision liability at June 30, 2022 (2)	$5,929
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
There are proceedings relating to the SNIA bankruptcy to which we are not a party in the Bankruptcy Court of Udine and the Bankruptcy Court of Milan. In September 2011, the Bankruptcy Court of Udine held that the Italian Ministry of the Environment and other Italian government agencies (the “Public Administrations”) were not creditors of either SNIA or its subsidiaries in connection with their claims in the Italian insolvency proceedings. The Public Administrations appealed. In January 2016, the Court of Udine rejected the appeal, and the Public Administrations appealed to the Supreme Court. Similarly, in July 2014, the Bankruptcy Court of Milan held that the Public Administrations were not creditors of either SNIA or its subsidiaries. The Public Administrations appealed. In April 2022, Bankruptcy Court of Milan declared the Public Administrations to be a non-privileged creditor of SNIA for up to €454 million, and the Public Administrations appealed to the Supreme Court.
In January 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. On April 1, 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin approximately €292,000 (approximately $304,103 as of June 30, 2022) for legal fees. The Public Administrations appealed the 2016 decision to the Court of Appeal of Milan (“Court of Appeal”). On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the Sorin spin-off, an estimated €572.1 million (approximately $595.8 million as of June 30, 2022). We appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In November 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of approximately €453.6 million (approximately $472.4 million as of June 30, 2022). We appealed the decision on damages in December 2021. The Italian Supreme Court scheduled a hearing for October 5, 2022 to address the appeals of liability and damages.
On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision has been reached on the appeal to the Italian Supreme Court. This suspension was subject to our providing a first demand bank guarantee of €270.0 million (approximately $281.2 million as of June 30, 2022) within 30 calendar days, and on March 21, 2022, LivaNova delivered the guarantee, thereby satisfying the condition. Refer to “Note 6. Financing Arrangements” for information on the financing of the guarantee.
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
Contract Litigation / Claims
On November 25, 2019, LivaNova received notice of a lawsuit initiated by former members of Caisson Interventional, LLC (“Caisson”), a subsidiary of the Company acquired in 2017. The lawsuit, Todd J. Mortier, as Member Representative of the former Members of Caisson Interventional, LLC v. LivaNova USA, Inc., was filed in the United States District Court for the District of Minnesota. The complaint alleged (i) breach of contract, (ii) breach of the covenant of good faith and fair dealing and (iii) unjust enrichment in connection with the Company’s operation of Caisson’s Transcatheter Mitral Valve Replacement (“TMVR”) program and the Company’s November 20, 2019 announcement that it was ending the TMVR program at the end of 2019. The lawsuit sought damages arising out of the 2017 acquisition agreement, including various regulatory milestone payments. In May 2022, the District Court granted LivaNova’s motion for summary judgment; in response, Caisson subsequently filed a notice of appeal to the Eighth Circuit Court of Appeal. We intend to vigorously defend this claim. The Company has not recognized a liability related to this matter because any potential loss is not currently probable or reasonably estimable.
Please refer to “Note 3. Divestiture of Heart Valve Business” for information regarding a demand letter received by the Company from Mitral on July 29, 2022. The Company has not recognized a liability related to this matter because any potential loss is not currently probable.
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

Note 9. Stockholders' Equity
The tables below present the condensed consolidated statements of stockholders’ equity as of and for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit (1)	Total Stockholders' Equity (1)
March 31, 2022	53,764	$82,298	$2,121,098	$(619)	$(16,132)	$(894,791)	$1,291,854
Stock-based compensation plans	46	61	12,160	222	—	—	12,443
Net income	—	—	—	—	—	16,444	16,444
Other comprehensive loss	—	—	—	—	(38,738)	—	(38,738)
June 30, 2022	53,810	$82,359	$2,133,258	$(397)	$(54,870)	$(878,347)	$1,282,003

March 31, 2021	49,455	$76,310	$1,770,407	$(798)	$1,938	$(792,727)	$1,055,130
Stock-based compensation plans	68	95	8,706	93	—	—	8,894
Net loss	—	—	—	—	—	(56,487)	(56,487)
Other comprehensive income	—	—	—	—	21,137	—	21,137
June 30, 2021	49,523	$76,405	$1,779,113	$(705)	$23,075	$(849,214)	$1,028,674

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit (1)	Total Stockholders' Equity (1)
December 31, 2021	53,762	$82,295	$2,117,961	$(650)	$(7,177)	$(897,784)	$1,294,645
Stock-based compensation plans	48	64	15,297	253	—	—	15,614
Net income	—	—	—	—	—	19,437	19,437
Other comprehensive loss	—	—	—	—	(47,693)	—	(47,693)
June 30, 2022	53,810	$82,359	$2,133,258	$(397)	$(54,870)	$(878,347)	$1,282,003

December 30, 2020	49,447	$76,300	$1,768,156	$(1,034)	$27,809	$(761,966)	$1,109,265
Stock-based compensation plans	76	105	10,957	329	—	—	11,391
Net loss	—	—	—	—	—	(87,248)	(87,248)
Other comprehensive loss	—	—	—	—	(4,734)	—	(4,734)
June 30, 2021	49,523	$76,405	$1,779,113	$(705)	$23,075	$(849,214)	$1,028,674
(1)Accumulated deficit and total stockholders’ equity as of June 30, 2021 and net loss for the three and six months ended June 30, 2021 have been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”

The table below presents the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income for the six months ended June 30, 2022 and 2021 (in thousands):

	Change in Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
December 31, 2021	$(945)	$(6,232)	$(7,177)
Other comprehensive loss before reclassifications, before tax	(1,758)	(45,766)	(47,524)
Tax benefit	—	—	—
Other comprehensive loss before reclassifications, net of tax	(1,758)	(45,766)	(47,524)
Reclassification of gain from accumulated other comprehensive loss, before tax	(169)	—	(169)
Reclassification of tax benefit	—	—	—
Reclassification of gain from accumulated other comprehensive loss, after tax	(169)	—	(169)
Net current-period other comprehensive loss, net of tax	(1,927)	(45,766)	(47,693)
June 30, 2022	$(2,872)	$(51,998)	$(54,870)

December 31, 2020	$2,319	$25,490	$27,809
Other comprehensive loss before reclassifications, before tax	(2,844)	(3,530)	(6,374)
Tax benefit	683	—	683
Other comprehensive loss before reclassifications, net of tax	(2,161)	(3,530)	(5,691)
Reclassification of loss from accumulated other comprehensive income, before tax	1,259	—	1,259
Reclassification of tax benefit	(302)	—	(302)
Reclassification of loss from accumulated other comprehensive income, after tax	957	—	957
Net current-period other comprehensive loss, net of tax	(1,204)	(3,530)	(4,734)
June 30, 2021	$1,115	$21,960	$23,075
(1)Taxes are not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 10. Stock-Based Incentive Plans
Stock-based incentive plans compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service-based restricted stock units (“RSUs”)	$5,882	$5,205	$11,226	$10,047
Service-based stock appreciation rights (“SARs”)	3,720	3,064	6,658	6,386
Market performance-based restricted stock units	1,003	898	1,854	1,661
Operating performance-based restricted stock units	611	239	1,396	506
Employee share purchase plan	293	510	631	852
Total stock-based compensation expense	$11,509	$9,916	$21,765	$19,452
Stock-based awards may be granted under the 2015 Incentive Award Plan (the “2015 Plan”) and the 2022 Incentive Award Plan (the “2022 Plan”) in the form of stock options, SARs, RSUs and other stock-based and cash-based awards. As of June 30, 2022, there were 56,428 shares available for future grants to our Non-Executive Directors under the 2015 Plan and 1,900,000 shares pursuant to Options or Stock Appreciation Rights and 1,173,352 shares pursuant to other types of awards available for future grants to our employees under the 2022 Plan.
During the six months ended June 30, 2022, we issued stock-based compensatory awards with terms approved by the Compensation Committee of our Board of Directors. The awards with service conditions generally vest ratably from two to four years and are subject to forfeiture unless service conditions are met. The market performance-based awards that were issued cliff vest after three years subject to the rank of our total shareholder return for the three-year period ending December 31, 2024 relative to the total shareholder returns for a peer group of companies. The adjusted free cash flow and return on invested capital operating performance-based awards that were issued cliff vest after three years subject to the achievement of certain thresholds of cumulative results for the three-year period ending December 31, 2024. Compensation expense related to awards granted during 2022 for the six months ended June 30, 2022 was $3.0 million.
Stock-based compensation agreements issued during the six months ended June 30, 2022, representing potential shares and their weighted average grant date fair values by type follows (shares in thousands, fair value in dollars):

	Six Months Ended June 30, 2022
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	553,050	$34.13
Service-based RSUs	291,330	$79.04
Market performance-based RSUs	44,180	$103.02
Operating performance-based RSUs	44,174	$82.04
Note 11. Income Taxes
Our effective income tax rate for the three and six months ended June 30, 2022 was 13.2% and 20.6%, respectively, compared with (7.4)% and (8.1)%, respectively, for the three and six months ended June 30, 2021. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, valuation allowances, tax credits and incentives, and unrecognized tax benefits associated with uncertain tax positions.
We continually assess the realizability of our worldwide deferred tax asset and valuation allowance positions, and when the need arises, we establish or release valuation allowances accordingly.
Compared with the three months ended June 30, 2021, the change in the effective tax rate for the three months ended June 30, 2022 was primarily attributable to discrete items and changes in income before tax in countries with varying statutory tax rates as compared to the discrete tax impact of the sale of the Heart Valve business during the three months ended June 30, 2021.
Compared with the six months ended June 30, 2021, the change in the effective tax rate for the six months ended June 30, 2022 was primarily attributable to discrete items and changes in income before tax in countries with varying statutory tax rates as compared to discrete items and the discrete tax impact of the sale of the Heart Valve business during the six months ended June 30, 2021.
We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in our financial statements. Tax benefits totaling $1.6 million and $1.7 million were unrecognized as of June 30, 2022 and December 31, 2021, respectively. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $1.0 million.
Note 12. Earnings Per Share
Reconciliation of the shares used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	53,506	48,928	53,420	48,833
Add effects of share-based compensation instruments (1)	574	—	724	—
Diluted weighted average shares outstanding	54,080	48,928	54,144	48,833
(1)Excluded from the computation of diluted earnings per share were stock options, SARs and restricted share units totaling 2.2 million and 3.9 million for the three months ended June 30, 2022 and 2021, respectively, and 2.2 and 4.1 million for the six months ended June 30, 2022 and 2021, respectively, because to include them would have been anti-dilutive under the treasury stock method.

Note 13. Geographic and Segment Information
We identify operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources, developing and executing our strategy, and assessing performance. We have three reportable segments: Cardiopulmonary, Neuromodulation and ACS.
Our Cardiopulmonary segment is engaged in the development, production and sale of cardiopulmonary products, including oxygenators, heart-lung machines, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories.
Our Neuromodulation segment is engaged in the design, development and marketing of devices that deliver neuromodulation therapy for treating drug-resistant epilepsy (“DRE”) and difficult-to-treat depression (“DTD”). Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. It also includes the development and management of clinical testing of our aura6000 System for treating obstructive sleep apnea (“OSA”). This device stimulates the hypoglossal nerve, which in turn, engages certain muscles in the tongue in order to open the airway while a patient is sleeping. Our Neuromodulation segment also includes the VITARIA System for treating heart failure by stimulating the right vagus nerve.
Our Advanced Circulatory Support segment is engaged in the development, production and sale of leading-edge temporary life support products. Our ACS products, which comprise the LifeSPARC platform, simplify temporary extracorporeal cardiopulmonary life support solutions for critically ill patients. The LifeSPARC platform includes a common compact console and pump that provides temporary support for emergent rescue patients in a variety of settings. Our ACS segment also includes the Hemolung Respiratory Assist System (“Hemolung RAS”), which was acquired in May 2022 as part of the acquisition of ALung.
“Other” includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For 2021, other also includes the results of our Heart Valves business, which was disposed of on June 1, 2021.
Net sales of our reportable segments includes revenues from the sale of products that each reportable segment develops and manufactures or distributes. We define segment income as operating income before merger and integration, restructuring and amortization of intangibles.

We operate under three geographic regions: U.S., Europe, and Rest of World. The table below presents net sales by operating segment and geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cardiopulmonary
United States	$37,865	$37,388	$75,961	$73,147
Europe	33,159	35,133	65,226	65,759
Rest of World	54,796	45,355	101,708	87,689
	125,820	117,876	242,895	226,595
Neuromodulation
United States	91,431	91,779	178,641	174,079
Europe	13,710	14,604	26,166	26,283
Rest of World	12,654	11,253	23,215	20,973
	117,795	117,636	228,022	221,335
Advanced Circulatory Support
United States	8,790	12,964	19,753	25,524
Europe	503	178	1,106	406
Rest of World	59	133	176	337
	9,352	13,275	21,035	26,267
Other (1)
United States	—	2,212	—	4,929
Europe	—	6,123	—	14,407
Rest of World	1,184	7,361	2,374	18,553
	1,184	15,696	2,374	37,889
Totals
United States	138,086	144,343	274,355	277,679
Europe (2)	47,372	56,038	92,498	106,855
Rest of World	68,693	64,102	127,473	127,552
Total (3)	$254,151	$264,483	$494,326	$512,086
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

The table below presents a reconciliation of segment income (loss) to consolidated income (loss) before tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Cardiopulmonary	$3,644	$(25,099)	$10,539	$(23,657)
Neuromodulation	51,360	38,156	88,838	72,239
Advanced Circulatory Support	3,485	(1,311)	(1,953)	1,082
Other (2)	(19,450)	(37,634)	(42,532)	(67,829)
Total reportable segment income (loss)	39,039	(25,888)	54,892	(18,165)
Other expenses (3)	7,283	10,374	13,631	23,795
Operating income (loss)	31,756	(36,262)	41,261	(41,960)
Interest expense	(14,388)	(16,515)	(22,228)	(32,451)
Foreign exchange and other income/(expense)	1,633	239	5,537	(6,204)
Income (loss) before tax	$19,001	$(52,538)	$24,570	$(80,615)
(1)Segment income for the three and six months ended June 30, 2021 has been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”
(2)Other includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For 2021, other also includes the results of the Company’s Heart Valves business, which was disposed of on June 1, 2021.
(3)Other expenses primarily consist of amortization of intangible assets, merger and integration expense and restructuring expense.
Assets by segment are as follows (in thousands):

	June 30, 2022	December 31, 2021
Cardiopulmonary	$860,410	$921,481
Neuromodulation	651,085	646,394
Advanced Circulatory Support	259,515	231,846
Other	565,235	401,230
Total	$2,336,245	$2,200,951
Capital expenditures by segment are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cardiopulmonary	$3,213	$2,671	$5,042	$5,720
Neuromodulation	46	51	130	91
Advanced Circulatory Support	—	528	684	1,084
Other	2,604	2,882	5,587	4,351
Total	$5,863	$6,132	$11,443	$11,246
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2022 were as follows (in thousands):

	Cardiopulmonary	Neuromodulation	Advanced Circulatory Support	Total
December 31, 2021	$398,245	$398,754	$102,526	$899,525
Goodwill as a result of acquisition	—	—	25,893	25,893
Foreign currency adjustments	(27,348)	—	—	(27,348)
June 30, 2022	$370,897	$398,754	$128,419	$898,070

Property, plant and equipment, net by geography are as follows (in thousands):

	June 30, 2022	December 31, 2021
United States	$62,704	$60,852
Europe	76,309	85,313
Rest of World	4,299	3,901
Total	$143,312	$150,066
Note 14. Supplemental Financial Information
Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$53,019	$43,958
Work-in-process	18,227	14,161
Finished goods	48,169	47,721
	$119,415	$105,840
As of June 30, 2022 and December 31, 2021, inventories included adjustments totaling $9.0 million and $8.9 million, respectively, to record balances at lower of cost or net realizable value.
Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Operating lease liabilities	$10,245	$11,261
Contract liabilities	9,097	8,419
Amount payable to Gyrus Capital S.A.	8,767	11,418
Legal and other administrative costs	8,524	8,948
Research and development costs	6,065	5,329
Contingent consideration (1)	5,552	11,552
Provisions for agents, returns and other	1,700	2,535
Other accrued expenses	34,002	29,475
	$83,952	$88,937
(1)Refer to “Note 5. Fair Value Measurements”
As of June 30, 2022 and December 31, 2021, contract liabilities totaling $11.8 million and $9.8 million, respectively, were included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

The table below presents the items included within “Foreign exchange and other income/(expense)” on the condensed consolidated statements of income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Exchangeable Notes fair value adjustment (1)	$36,570	$(26,048)	$47,610	$(52,384)
Capped call fair value adjustment (1)	(35,109)	19,408	(45,021)	31,957
Investment revaluation (2)	—	—	—	4,640
Dividend Income (2)	—	3,133	—	3,133
Other derivative liabilities fair value adjustment	—	923	—	4,090
Foreign exchange rate fluctuations	341	1,544	3,132	1,134
Interest income	57	189	77	115
Other	(226)	1,090	(261)	1,111
Foreign exchange and other income/(expense)	$1,633	$239	$5,537	$(6,204)
(1)Refer to “Note 5. Fair Value Measurements”
(2)Refer to “Note 4. Investments”
The table below presents a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the amounts shown on the condensed consolidated statement of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$109,022	$207,992
Restricted cash (1)	297,747	—
Cash, cash equivalents and restricted cash	$406,769	$207,992
(1)Restricted cash represents funds held as collateral for the SNIA Litigation Guarantee. Refer to “Note 8. Commitments and Contingencies.”
Note 15. Subsequent Event
On July 6, 2022, LivaNova and its wholly-owned subsidiary, LivaNova USA, Inc. ( “LivaNova USA”), entered into a new incremental facility amendment (the “Incremental Amendment No. 2”) to its 2021 First Lien Credit Agreement. The Incremental Amendment No. 2 provides for LivaNova USA to, among other things, obtain commitments for term loan facilities from a syndicate of lenders in an aggregate principal amount of $350 million consisting of (i) an initial term loan facility in an aggregate principal amount of $300 million (the “Initial Term Facility”) and (ii) a delayed draw term loan facility in an additional aggregate principal amount of $50 million, which are available in one single drawing on or after July 6 until the date that is nine months after such date (the “Delayed Draw Term Facility” and, together with the Initial Term Facility, the “Term Facilities”).
Proceeds of the Initial Term Facility were used to repay in full the Bridge Loan Facility on July 6, 2022, with the remainder to be used for general corporate purposes of the Company. The Term Facilities have a maturity of the earlier of (i) five years or (ii) 91 days prior to December 15, 2025, the maturity date of the Notes, unless by that date LivaNova USA will have either redeemed or refinanced the Notes, or set aside an amount of cash equal to the then-outstanding principal amount of the Notes. The Term Facilities bear interest at a rate equal to an adjusted term SOFR (or, alternatively, the Alternate Base Rate) plus a variable margin based on the Company’s consolidated Total Net Leverage Ratio. As of the date of effectiveness of the Incremental Amendment No. 2, the applicable margin over Adjusted SOFR was equal to 3.50% per annum. The Term Facilities are subject to an original issue discount of 1.5% of their principal amount. The Delayed Draw Term Facility also contemplates the payment of commitment fees at a variable percentage based on the Company’s Total Net Leverage Ratio. As of the date of effectiveness of the Incremental Amendment No. 2, the applicable commitment fee percentage was equal to 0.50% per annum. The Term Facilities are subject to quarterly amortization, based on the following amortization schedule: (i) year one: 2.5%; (ii) year two: 5.0%; (ii) year three: 5.00%; (iv) year four: 7.5%; and (v) year five: 10.0%, with the remainder to be paid at maturity.
The 2021 First Lien Credit Agreement, as amended, contains customary representations, warranties and covenants, including the requirement to maintain a Senior Secured First Lien Net Leverage Ratio, calculated as the ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA, as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date, of less than 3.50 to 1.00 and an interest coverage ratio of not less than 3.00 to 1.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes, which appear elsewhere in this document, and with our 2021 Form 10-K. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Part I, Item 1A. of our 2021 Form 10-K, as updated and supplemented by our Quarterly Reports on Form 10-Q, including in Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q.
The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “LivaNova,” “the Company,” “we,” “us” and “our” refer to LivaNova PLC and its consolidated subsidiaries.
Global Developments
COVID-19
COVID-19 and its effects on the economy, employment, patient behaviors and supply chain, among others, has caused and may continue to cause variable demand for our products. Throughout the pandemic, healthcare customers have diverted medical resources and priorities towards the treatment of COVID-19, and public health bodies have delayed elective procedures, which has negatively impacted the usage of our products. Further, some people have avoided seeking treatment for non-COVID-19 procedures, and hospitals and clinics have experienced staffing shortages, which has negatively impacted the demand for our products. While the recovery of global cardiopulmonary procedures has resulted in stronger demand for our Cardiopulmonary products, our Neuromodulation business continues to experience ongoing COVID-19 related headwinds as described above. Our ACS business has been similarly negatively impacted by a reduction in patients treated with ECMO related to fewer severe COVID-19 cases and hospital staffing challenges. We are monitoring the potential for various strains of the virus to cause a resumption of high levels of infection and hospitalization that, in turn, may affect the demand for our products.
Moreover, although our RECOVER study and ANTHEM-HFrEF and OSPREY clinical trials continue to progress, there may be delays or closures of sites in the future should COVID-19 or variants thereof strengthen or reemerge.
Our net sales and profitability have been negatively affected by the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies. Furthermore, we continue to experience supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues in the wake of COVID-19. Though, to date, our supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Moreover, freight and labor costs at our manufacturing facilities have increased substantially due to COVID-related disruptions and in the wake of inflation globally. The Company continues to respond to such challenges, and while we have business continuity plans in place, the impact of the ongoing challenges we are experiencing, along with their potential escalation, may adversely affect our business and the recoverability of our tangible and intangible assets. The future impact of pandemic-related developments remains uncertain.
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
LivaNova is comprised of three reportable segments: Cardiopulmonary, Neuromodulation and ACS, corresponding to our primary business units. Other includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For 2021, other also includes the results of our Heart Valves business, which was disposed of on June 1, 2021.
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
Information on Cardiopulmonary that could potentially impact our condensed consolidated financial statements and related disclosures is incorporated by reference to Part I. Note 8. Commitments and Contingencies: FDA Warning Letter, and Part I. Note 8. Commitments and Contingencies: Product Liability.
Neuromodulation
Our Neuromodulation segment is engaged in the design, development and marketing of devices that deliver neuromodulation therapy for treating DRE, and DTD. Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. It also includes the development and management of clinical testing of our aura6000 System for treating OSA. This device stimulates the hypoglossal nerve, which in turn, engages certain muscles in the tongue in order to open the airway while a patient is sleeping. Our Neuromodulation segment also includes the VITARIA System for treating heart failure by stimulating the right vagus nerve.
In March 2022, LivaNova announced the 250th unipolar depression patient was implanted in the DTD RECOVER study. This key milestone preceded conducting the first interim analysis. The study was designed with frequent interim analyses to be conducted by an independent Statistical Analysis Committee. The interim analyses will assess if predictive probability of success has been reached for the unipolar cohort of the study. If any analysis reveals that the predictive probability of success has been reached, the results will be shared with the U.S. Centers for Medicare & Medicaid Services (“CMS”) with the intent that randomized controlled trial enrollment for that patient population will cease and future patients will be enrolled into the prospective, open-label longitudinal study. The study is currently under way as part of a Coverage with Evidence Development framework per the CMS National Coverage Determination process. The trial, if successful, will be used to support a peer-reviewed article and reconsideration of reimbursement for VNS Therapy by CMS for the treatment of depression that is difficult to treat.
Advanced Circulatory Support
Our ACS segment is engaged in the development, production and sale of leading-edge temporary life support products. Our ACS products, which comprise the LifeSPARC platform, simplify temporary extracorporeal cardiopulmonary life support solutions for critically ill patients. The LifeSPARC platform includes a common compact console and pump that provides temporary support for emergent rescue patients in a variety of settings. Designed for ease of use, the system offers power and versatility for multi-disciplinary programs to support more patients in more places. The platform is accompanied by four specialized and ready-to-deploy kits, each designed to support diverse cannulation strategies. Our ACS segment also includes the Hemolung RAS. The Hemolung RAS is the only FDA-cleared platform designed specifically for low-flow extracorporeal carbon dioxide removal for acute respiratory failure. The Hemolung RAS was acquired in May 2022 as part of the acquisition of ALung. In August 2022, CMS approved a New Technology Add-on Payment (“NTAP”) for our Hemolung RAS for in-patient care. The NTAP designation is awarded to novel medical technologies and services supported by clinical evidence that are expected to substantially improve the diagnosis or treatment of Medicare beneficiaries and will go into effect October 1, 2022.

On May 2, 2022, we acquired the remaining 97% of equity interests in ALung, a privately held medical device company focused on creating advanced medical devices for treating respiratory failure, for a purchase price of up to $110.0 million, consisting of $10.0 million paid at closing, subject to customary adjustments, and contingent considerations of up to $100.0 million payable upon achievement of certain sales-based milestones beginning in 2023 and ending in 2027. Due to synergies anticipated between ALung and our existing ACS business, the assets acquired, including goodwill, are recognized in our ACS segment. The fair value of the contingent consideration liability as of May 2, 2022, the acquisition date, and June 30, 2022 was $26.4 million and $21.6 million, respectively.
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

Results of Operations
The following table summarizes our condensed consolidated results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Net sales	$254,151	$264,483	$494,326	$512,086
Cost of sales	69,801	92,204	141,533	176,399
Gross profit	184,350	172,279	352,793	335,687
Operating expenses:
Selling, general and administrative	116,482	122,748	235,007	238,429
Research and development	34,229	52,557	75,147	97,182
Other operating expenses	1,883	33,236	1,378	42,036
Operating income (loss)	31,756	(36,262)	41,261	(41,960)
Interest expense	(14,388)	(16,515)	(22,228)	(32,451)
Foreign exchange and other income/(expense)	1,633	239	5,537	(6,204)
Income (loss) before tax	19,001	(52,538)	24,570	(80,615)
Income tax expense	2,515	3,908	5,052	6,552
Losses from equity method investments	(42)	(41)	(81)	(81)
Net income (loss)	$16,444	$(56,487)	$19,437	$(87,248)
(1)The condensed consolidated results for the three and six months ended June 30, 2021 have been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”

Net Sales
The table below presents net sales by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Cardiopulmonary
United States	$37,865	$37,388	1.3%	$75,961	$73,147	3.8%
Europe	33,159	35,133	(5.6)%	65,226	65,759	(0.8)%
Rest of World	54,796	45,355	20.8%	101,708	87,689	16.0%
	125,820	117,876	6.7%	242,895	226,595	7.2%
Neuromodulation
United States	91,431	91,779	(0.4)%	178,641	174,079	2.6%
Europe	13,710	14,604	(6.1)%	26,166	26,283	(0.4)%
Rest of World	12,654	11,253	12.5%	23,215	20,973	10.7%
	117,795	117,636	0.1%	228,022	221,335	3.0%
Advanced Circulatory Support
United States	8,790	12,964	(32.2)%	19,753	25,524	(22.6)%
Europe	503	178	182.6%	1,106	406	172.4%
Rest of World	59	133	(55.6)%	176	337	(47.8)%
	9,352	13,275	(29.6)%	21,035	26,267	(19.9)%
Other (1)
United States	—	2,212	(100.0)%	—	4,929	(100.0)%
Europe	—	6,123	(100.0)%	—	14,407	(100.0)%
Rest of World	1,184	7,361	(83.9)%	2,374	18,553	(87.2)%
	1,184	15,696	(92.5)%	2,374	37,889	(93.7)%
Totals
United States	138,086	144,343	(4.3)%	274,355	277,679	(1.2)%
Europe (2)	47,372	56,038	(15.5)%	92,498	106,855	(13.4)%
Rest of World	68,693	64,102	7.2%	127,473	127,552	(0.1)%
Total	$254,151	$264,483	(3.9)%	$494,326	$512,086	(3.5)%
(1)For 2021, other primarily includes the net sales of the Company’s Heart Valves business, which was disposed of on June 1, 2021.
(2)Europe sales include those countries in which we have a direct sales presence, whereas European countries in which we sell through distributors are included in “Rest of World.”

The table below presents segment income (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021 (1)	% Change	2022	2021 (1)	% Change
Cardiopulmonary	$3,644	$(25,099)	(114.5)%	$10,539	$(23,657)	(144.5)%
Neuromodulation	51,360	38,156	34.6%	88,838	72,239	23.0%
Advanced Circulatory Support	3,485	(1,311)	(365.8)%	(1,953)	1,082	(280.5)%
Other (2)	(19,450)	(37,634)	(48.3)%	(42,532)	(67,829)	(37.3)%
Total reportable segment income (loss) (3)	$39,039	$(25,888)	(250.8)%	$54,892	$(18,165)	(402.2)%
(1)Segment income for the three and six months ended June 30, 2021 has been revised. For further details refer to “Note 1. Unaudited Condensed Consolidated Financial Statements.”
(2)Other includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For 2021, other also includes the results of the Company’s Heart Valves business, which was disposed of on June 1, 2021.
(3)For a reconciliation of segment income (loss) to income (loss) before tax refer to “Note 13. Geographic and Segment Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cardiopulmonary
Cardiopulmonary net sales for the three and six months ended June 30, 2022 increased 6.7% to $125.8 million and 7.2% to $242.9 million, respectively, compared to the three and six months ended June 30, 2021, respectively. These increases were primarily driven by oxygenator sales due to an increase in cardiac surgery procedures and strength in heart-lung machine sales in the Rest of World and U.S. regions. These favorable impacts were partially offset for the three and six-month comparative periods by unfavorable foreign currency fluctuations of approximately $8.9 million and $14.1 million, respectively.
Cardiopulmonary segment income for the three and six months ended June 30, 2022 was $3.6 million and $10.5 million, respectively, as compared to losses of $(25.1) million and $(23.7) million for the three and six months ended June 30, 2021, respectively. These increases in segment income were primarily due to increases in net sales, as discussed above, as well as a decrease in the litigation provision related to our 3T Heater-Cooler device for the three and six-month comparative periods of $28.3 million and $31.7 million, respectively, and related legal costs.
Neuromodulation
Neuromodulation net sales for the three and six months ended June 30, 2022 increased 0.1% to $117.8 million and 3.0% to $228.0 million, respectively, compared to the three and six months ended June 30, 2021, respectively. These increases were primarily driven by the Europe and Rest of World regions and by favorable pricing in the U.S., partially offset by lower implant volumes. Additionally, these increases in net sales were adversely impacted by unfavorable foreign currency fluctuations of approximately $2.6 million and $3.9 million versus the three and six-month comparative periods, respectively.
Neuromodulation segment income for the three and six months ended June 30, 2022 was $51.4 million and $88.8 million, respectively, as compared to $38.2 million and $72.2 million for the three and six months ended June 30, 2021, respectively. These increases in segment income were primarily due to the net impact of the change in fair value of the sales-based and milestone-based contingent consideration arrangement associated with the acquisition of ImThera of $20.7 million and $24.2 million, for the three and six-month comparative periods, respectively, as well as an increase in net sales of $6.7 million for the six-month comparative period, as discussed above. These increases were partially offset by increases in R&D expenses for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 totaling $3.5 million and $6.7 million, respectively, associated with the Company’s RECOVER study and ANTHEM-HFrEF and OSPREY clinical trials.
Advanced Circulatory Support
ACS net sales for the three and six months ended June 30, 2022 decreased 29.6% to $9.4 million and 19.9% to $21.0 million, respectively, compared to the three and six months ended June 30, 2021, respectively, primarily due to a reduction in patients treated with extracorporeal membrane oxygenation (ECMO) related to fewer severe COVID-19 cases and hospital staffing challenges, partially offset by growth in non-COVID-19 cases.
ACS segment income for the three months ended June 30, 2022 was $3.5 million and segment loss was $2.0 million for the six months ended June 30, 2022, as compared to segment loss of $1.3 million for the three months ended June 30, 2021 and segment income of $1.1 million for the six months ended June 30, 2021. Segment income/(loss) was positively impacted for the three and six month comparative periods by the change in fair value of the TandemLife contingent consideration arrangement of $8.4 million and $8.8 million, respectively, primarily due to the change in the probability of the regulatory milestone-based payment associated with the TandemLife acquisition. This was partially offset for the three-month comparative periods and more than offset for the six-month comparative periods due to the decline in net sales, as discussed above, and an increase in general and administrative expenses largely associated with the acquisition of ALung. For additional information, please refer to “Note 2. Business Combinations” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, we incurred an increase in sales and marketing expenses during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. Sales and marketing expenses in 2021 were reduced as a result of lower commercial related and discretionary spending due to COVID-19.
Cost of Sales and Expenses
The table below presents our comparative cost of sales and significant expenses as a percentage of sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Cost of sales	27.5%	34.9%	(7.4)%	28.6%	34.4%	(5.8)%
Selling, general and administrative	45.8%	46.4%	(0.6)%	47.5%	46.6%	0.9%
Research and development	13.5%	19.9%	(6.4)%	15.2%	19.0%	(3.8)%
Other operating expenses	0.7%	12.6%	(11.9)%	0.3%	8.2%	(7.9)%
Cost of Sales
Cost of sales consists primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components.
Cost of sales as a percentage of net sales was 27.5% and 28.6% for the three and six months ended June 30, 2022, respectively, a decrease of 7.4% and 5.8% compared to the three and six months ended June 30, 2021, respectively. These decreases were primarily due to favorable product mix for the six-month comparative period, partially resulting from the sale of the Company’s Heart Valves business during the second quarter of 2021, as well as the net impact of the change in fair value of a sales-based contingent consideration arrangements of $17.4 million and $19.2 million for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. These decreases were partially offset by increased costs driven by supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues in the wake of COVID-19.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are comprised of sales, marketing, and general and administrative activities.
SG&A expenses as a percentage of net sales was 47.5% for the six months ended June 30, 2022, an increase of 0.9% compared to the six months ended June 30, 2021. The increase was primarily due to business development expenses related to the acquisition of ALung. For additional information, please refer to “Note 2. Business Combinations” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Research and Development (“R&D”) Expenses
R&D expenses consist of product design and development efforts, clinical study programs and regulatory activities, which are essential to our strategic portfolio initiatives, including DTD, OSA and heart failure.
R&D expenses as a percentage of net sales were 13.5% and 15.2% for the three and six months ended June 30, 2022, respectively, reflecting decreases of 6.4% and 3.8% compared to the three and six months ended June 30, 2021, respectively. These decreases were primarily due to a decline in R&D expenses resulting from changes in the fair value of milestone-based contingent consideration arrangements of $16.5 million and $18.9 million for the three and six months ended June 30, 2022, respectively, compared to the respective prior year periods. Additionally, R&D expenses for the three and six months ended June 30, 2022 decreased by $2.4 million and $5.9 million, respectively, compared to the respective prior year periods as a result of the sale of the Company’s Heart Valve business on June 1, 2021. The decreases in R&D expenses due to the changes in fair value of contingent consideration arrangements and the sale of the Company’s Heart Valve business were partially offset by increases associated with the Company’s RECOVER study and ANTHEM-HFrEF and OSPREY clinical trials totaling $3.5 million and $6.7 million for the three and six months ended June 30, 2022, respectively, compared to the respective prior year periods.

Other Operating Expenses
Other operating expenses primarily consists of the provision for litigation involving our 3T Heater-Cooler device, restructuring expense, and merger and integration expense.
Other operating expenses as a percentage of net sales was 0.7% and 0.3% for the three and six months ended June 30, 2022, respectively, reflecting decreases of 11.9% and 7.9% compared to the three and six months ended June 30, 2021, respectively. These favorable variances were primarily impacted by adjustments in the litigation provision related to our 3T Heater-Cooler device of $29.4 million and $32.4 million, for the three and six month periods ended June 30, 2021, respectively. For additional information, please refer to “Note 8. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, other operating expenses as a percentage of net sales decreased due to a decline in restructuring expenses of $3.0 million and $9.2 million for the three and six months ended June 30, 2022, respectively, compared to the respective prior year periods.
Interest Expense
Interest expense for the three and six months ended June 30, 2022 declined to $14.4 million and $22.2 million, respectively, compared to $16.5 million and $32.5 million for the three and six months ended June 30, 2021, respectively, primarily due to the repayment of the Company’s 2020 senior secured term loan during the third quarter of 2021, partially offset by interest expense associated with the February 2022 Bridge Loan Facility. For further details, refer to “Note 6. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Foreign Exchange and Other Income/(Expense)
Foreign exchange and other income/(expense) consist primarily of gains and losses arising from transactions denominated in a currency different from an entity’s functional currency, foreign currency exchange rate derivative gains and losses and changes in the fair value of embedded and capped call derivatives.
Foreign exchange and other income/(expense) resulted in income of $1.6 million and $5.5 million for the three and six months ended June 30, 2022, respectively, compared to income/(expense) of $0.2 million and $(6.2) million for the three and six months ended June 30, 2021, respectively. For further details, refer to “Note 14. Supplemental Financial Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Our effective income tax rate for the three and six months ended June 30, 2022 was 13.2% and 20.6%, respectively, compared with (7.4)% and (8.1)% for the three and six months ended June 30, 2021, respectively. Compared with the three months ended June 30, 2021, the change in the effective tax rate for the three months ended June 30, 2022 was primarily attributable to discrete items and changes in income before tax in countries with varying statutory tax rates as compared to the discrete tax impact of the sale of the Heart Valve business during the three months ended June 30, 2021. Compared with the six months ended June 30, 2021, the change in the effective tax rate for the six months ended June 30, 2022 was primarily attributable to discrete items and changes in income before tax in countries with varying statutory tax rates as compared to changes in valuation allowances and other discrete items and the discrete tax impact of the sale of the Heart Valve business during the six months ended June 30, 2021.
Liquidity and Capital Resources
Based on our current business plan, we believe that our sources of liquidity, which primarily consist of cash and cash equivalents, future cash generated from operations and available borrowings under our current debt facilities, will be sufficient to fund our uses of liquidity, primarily consisting of purchase obligations for expected operating, working capital, capital expenditures, acquisitions, and debt service requirements over the twelve-month period beginning from the issuance date of these condensed consolidated financial statements. From time to time, we may decide to access debt and/or equity markets to optimize our capital structure, raise additional capital or increase liquidity as necessary. Our liquidity could be adversely impacted by the factors affecting future operating results, including those referred to in “Part I, Item 1A. Risk Factors” in the 2021 Form 10-K as supplemented by the factors referred to in “Part II, Item 1A. Risk Factors” in this Quarterly Reports on

Form 10-Q as well as “Note 8. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our operating and working capital obligations primarily consist of liabilities arising from the normal course of business including inventory supply contracts, the future settlement of derivative instruments, and future payments of operating leases, as well as contingent consideration arrangements resulting from acquisitions, and obligations associated with legal and other accruals. The following table presents selected financial information related to our liquidity as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Sources of liquidity
Cash and cash equivalents	$109,022	$207,992
Accounts receivable, net	176,949	185,354
Inventories	119,415	105,840
Short-term derivative assets (1)	2,520	106,629
Long-term derivative assets (1)	61,608	—
Availability under revolving credit facility (2)	125,000	125,000
Short term uses of liquidity
Short-term derivative liabilities (1)	$3,232	$183,109
Short-term debt (2)	6,240	229,673
Short-term operating leases	10,245	11,261
Short-term contingent consideration (3)	5,552	11,552
Short-term 3T litigation provision (4)	30,960	32,845
Long-term uses of liquidity
Long-term debt (2)	$459,792	$9,849
Long-term derivative liabilities (1)	134,090	—
Long-term operating leases	31,857	35,919
Long-term contingent consideration (3)	91,840	86,830
Long-term Saluggia site liability (4)	35,605	38,788
Long-term 3T litigation provision (4)	5,929	6,625
(1)For additional information, please refer to “Note 7. Derivatives and Risk Management” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(2)For additional information, please refer to “Note 6. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)For additional information, please refer to “Note 5. Fair Value Measurements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)For additional information, please refer to “Note 8. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Significant Liquidity Matters
On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages in the amount of €453.6 million (approximately $472.4 million at June 30, 2022) in the SNIA litigation until a decision has been reached on our appeal to the Italian Supreme Court. This suspension was subject to providing the SNIA Litigation Guarantee of €270.0 million (approximately $281.2 million at June 30, 2022) within 30 calendar days.
On February 24, 2022, LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., entered into the Bridge Loan Facility. On March 16, 2022, LivaNova delivered a borrowing notice for $220.0 million in connection with the Bridge Loan Facility, which was funded on March 17, 2022. LivaNova used the proceeds of the Bridge Loan Facility to post a portion of the cash collateral supporting the SNIA Litigation Guarantee.

On March 18, 2022, LivaNova PLC, acting through its Italian branch, entered into an Indemnity Letter and an Account Pledge Agreement with Barclays, further to which Barclays issued the €270.0 million SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in US dollars in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. At June 30, 2022, the cash collateral totaled $297.7 million and was classified as Restricted Cash on the condensed consolidated balance sheet.
On March 21, 2022, LivaNova delivered the SNIA Litigation Guarantee as required by the Court of Appeal, thereby satisfying the condition to obtain the suspension for the payment of damages in connection with the SNIA litigation until review of such judgment by the Italian Supreme Court.
On July 6, 2022, LivaNova and its wholly-owned subsidiary, LivaNova USA, entered into the Incremental Amendment No. 2 to its 2021 First Lien Credit Agreement. The Incremental Amendment No. 2 provides for LivaNova USA to, among other things, obtain commitments for term loan facilities from a syndicate of lenders in an aggregate principal amount of $350 million consisting of (i) the Initial Term Facility and (ii) the Delayed Draw Term Facility and, together, the Term Facilities.
Proceeds of the Initial Term Facility were used to repay in full the Bridge Loan Facility on July 6, 2022, with the remainder to be used for general corporate purposes of the Company. The Term Facilities have a maturity of the earlier of (i) five years or (ii) 91 days prior to December 15, 2025, the maturity date of the Notes, unless by that date LivaNova USA will have either redeemed or refinanced the Notes, or set aside an amount of cash equal to the then-outstanding principal amount of the Notes.
Refer to “Note 6. Financing Arrangements” and “Note 15. Subsequent Event” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding our debt and debt transactions.
Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase in the balance of cash, cash equivalents and restricted cash were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating activities	$15,580	$45,111
Investing activities	(21,630)	46,715
Financing activities	208,557	(14,087)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,730)	(1,185)
Net increase in cash, cash equivalents and restricted cash	$198,777	$76,554
Operating Activities
Cash provided by operating activities during the six months ended June 30, 2022 decreased by $29.5 million as compared to the same prior-year period. The decrease was primarily due to the net change in working capital largely associated with an increase in inventory to mitigate supply chain risk, a decrease of $17.8 million in tax refunds associated with the Coronavirus Aid, Relief and Economic Security Act and increased payments under the Company’s short-term incentive plan. These decreases were partially offset by an increase in net income adjusted for non-cash items of $28.3 million, primarily driven by an increase in Neuromodulation and Cardiopulmonary net sales.
Investing Activities
Cash provided by investing activities during the six months ended June 30, 2022 decreased $68.3 million as compared to the same prior year period largely due to proceeds received during the six months ended June 30, 2021, including $41.8 million from the sale of the Company’s Heart Valves business as well as proceeds from the sale of LivaNova’s investment in and loan to Respicardia totaling $23.1 million.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2022 increased $222.6 million as compared to the same prior year period primarily due to net proceeds from borrowings under the Bridge Loan Facility of $218.3 million.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.
(b) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Reductions, interruptions or increased costs in the supply of the materials and components used in manufacturing our products may adversely affect our financial condition and business operations, particularly in the wake of COVID-19.
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
The COVID-19 pandemic has exacerbated this risk by, among other things, causing global supply chain shortages and an increase in freight and labor costs. Like many companies, for example, we are experiencing supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues in the wake of COVID-19. Though, to date, our supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Moreover, freight and labor costs at our manufacturing facilities have increased substantially due to COVID-related disruptions and in the wake of inflation globally. We are managing our supply chain by giving long visibility to our suppliers, conducting regular supply critical risk reviews and closely monitoring our inventory, among other things, but any problem could quickly, negatively reverberate throughout the organization. To the extent we are unsuccessful in managing our supply chain, any such issues could have a material adverse effect on our business, results of operations, financial condition, cash flows and recoverability of our tangible and intangible assets.
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
Our functional currency is the U.S. dollar; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. We determine the functional currency of our subsidiaries that exist and operate in different economic and currency environments based on the primary economic environment in which the subsidiary operates, that is, the currency of the environment in which an entity primarily generates and expends cash. For transactions denominated in currencies other than our functional currencies, fluctuations in the exchange rate will impact our results of operations and financial condition. In the second quarter of 2022, our net sales and profitability were negatively affected by the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies. Although we may elect to hedge certain foreign currency exposure, we cannot be certain that the hedging activity will eliminate our currency risk.
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
Our net sales and net profits attributable to the above-mentioned Iranian activities were $1.3 million and $0.5 million for the three months ended June 30, 2022, respectively, and $3.0 million and $1.4 million for the six months ended June 30, 2022, respectively.
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

Exhibit Number	Document Description
10.1*†	Amendment to the LivaNova Plc 2015 Incentive Award Plan, dated 13 June 2022
10.2*†	Retirement Agreement, dated 13 June 2022, between LivaNova Plc and Keyna Skeffington
10.3*†	Form of LivaNova Plc 2022 Incentive Award Plan Stock Appreciation Right Grant Notice and Agreement
10.4*†	Form of LivaNova Plc 2022 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Agreement
10.5*†	Form of LivaNova Plc 2022 Incentive Award Plan Performance Stock Unit Award Grant Notice and Agreement
10.6	Incremental Facility Amendment No. 2 to Credit Agreement, dated as of July 6, 2022, by and among LivaNova Plc, LivaNova USA, Inc., the Second Incremental Term Lenders, Delayed Draw Incremental Leaders, Goldman Sachs Bank USA, the Revolving Lenders and Issuing Banks, and for purposes of Sections 8 and 10 only, the other Loan Parties as of the date hereof, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2022
10.7*†	Amendment to Outstanding 2021 and 2022 Performance Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan
10.8*†	Amendment to relevant 2020, 2021, and 2022 Restricted Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2022 and 2021, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) the Notes to the Condensed Consolidated Financial Statements
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: August 3, 2022	By:	/s/ DAMIEN MCDONALD
Damien McDonald
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: August 3, 2022	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)