Form 10-K
period 2022-12-31
LivaNova PLC
filed 2023-02-27
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.3 billion (based on the closing price of these shares on the Nasdaq Global Market on June 30, 2022, the last business day of the most recently completed second fiscal quarter). For purposes of this calculation, ordinary shares held by persons who hold more than 5% of the outstanding ordinary shares and shares held by executive officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.
As of February 17, 2023, 53,564,597 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of LivaNova PLC for the 2023 Annual General Meeting of Shareholders, which will be filed within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
________________________________________

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, other than statements of historical or current fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited, to LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. Generally, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, but are not limited to: risks related to reductions, interruptions or increasing costs related to the supply of raw materials and components and the distribution of finished products, including as a result of inflation and war; volatility in the global market and worldwide economic conditions, including as caused by the invasion of Ukraine, inflation, foreign exchange fluctuations, changes to existing trade agreements and relationships between the U.S. and other countries including the implementation of sanctions; changes in technology, including the development of superior or alternative technology or devices by competitors and/or competition from providers of alternative medical therapies; failure to obtain approvals or reimbursement in relation to our products; failure to establish, expand or maintain market acceptance of our products for the treatment of our approved indications; failure to develop and commercialize new products and the rate and degree of market acceptance of such products; unfavorable results from clinical studies or failure to meet milestones; failure to comply with, or changes in, laws, regulations or administrative practices affecting government regulation of our products; risks relating to recalls, enforcement actions or product liability claims; changes or reduction in reimbursement for our products or failure to comply with rules relating to reimbursement of healthcare goods and services; cyber-attacks or other disruptions to our information technology systems; costs of complying with privacy and security of personal information requirements and laws; failure to comply with anti-bribery laws; risks associated with environmental laws and regulations as well as environmental liabilities, violations, protest voting and litigation; losses or costs from pending or future lawsuits and governmental investigations, including in the case of our 3T and SNIA litigations; product liability, intellectual property, shareholder-related, environmental-related, income tax and other litigation, disputes, losses and costs; failure to retain key personnel, prevent labor shortages, or manage labor costs; the failure of our R&D efforts to keep up with the rapid pace of technological development in the medical device industry; the impact of climate change and the risk of environmental, social and governance pressures from internal and external stakeholders; the risk of quality concerns and the impacts thereof; failure to protect our proprietary intellectual property; COVID-19’s reverberating impacts on the economy, employment, patient behaviors and supply chain, among others; failure of new acquisitions to further our strategic objectives or strengthen our existing businesses; the potential for impairments of intangible assets and goodwill; risks relating to our indebtedness including under the exchangeable senior notes, our revolving credit facility and our 2022 Term Facilities, as defined herein; effectiveness of our internal controls over financial reporting; changes in our profitability and/or failure to manage costs and expenses; fluctuations in future quarterly operating results and/or variations in revenue and operating expenses relative to estimates; changes in tax laws and regulations, including exposure to additional income tax liabilities; and other unknown or unpredictable factors that could harm our financial performance.
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

PART I
Item 1. Business
Description of the Business and Background
LivaNova PLC, headquartered in London (collectively with its subsidiaries, the “Company,” “LivaNova,” “we” or “our”), is a global medical device company. We design, develop, manufacture and sell products and therapies that are consistent with our mission to provide hope for patients and their families through innovative medical technologies, delivering life-changing improvements for both the Head and Heart.
We were organized under the laws of England and Wales on February 20, 2015 for the purpose of facilitating the business combination of Cyberonics, Inc., a Delaware corporation, and Sorin S.p.A. (“Sorin”), a joint stock company organized under the laws of Italy. The business combination became effective in October 2015. LivaNova’s ordinary shares are listed for trading on the Nasdaq Global Market (“Nasdaq”) under the symbol “LIVN.”
Business Overview
LivaNova is comprised of three reportable segments: Cardiopulmonary, Neuromodulation and Advanced Circulatory Support (“ACS”), corresponding to our primary business units. “Other” includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For the years ended December 31, 2021 and 2020, “Other” also includes the results of our Heart Valve business, which was divested on June 1, 2021.
For further information regarding our reportable segments, historical financial information and our methodology for the presentation of financial results, please refer to “Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K.
Cardiopulmonary
Our Cardiopulmonary segment is engaged in the development, production and sale of cardiopulmonary products, including heart-lung machines (“HLM”), oxygenators, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories. It includes the development of the Essenz Perfusion System, our next-generation HLM and a patient monitor that delivers a patient-tailored approach, supporting data-driven decisions during cardiopulmonary bypass procedures. In the fourth quarter of 2022, we completed the first clinical cases using Essenz in two major centers in Europe.
Cardiopulmonary bypass is commonly used in many operations involving the heart. The technique enables the surgical team to oxygenate and circulate the patient's blood, thus allowing the surgeon to operate on the heart. The most commonly performed procedures requiring cardiopulmonary bypass are conventional coronary artery bypass grafting and valve surgeries. In such procedures, the patient is placed on an extracorporeal circulatory support system that temporarily functions as the patient’s heart and lungs and provides blood flow to the body. Our products include systems to enable cardiopulmonary bypass, including HLMs, oxygenators, autotransfusion systems, perfusion tubing sets, cannulae and accessories, as well as related equipment and disposables for autotransfusion and autologous blood washing for neonatal, pediatric and adult patients. Our primary cardiopulmonary products include:
Heart-lung machines. The HLM product group includes HLMs, heater coolers, related cardiac surgery equipment and maintenance and technical services. HLMs temporarily take over the work of the heart and/or lungs, providing blood and oxygen to the body. HLMs are most often used during serious procedures that require the heart to be stopped. Heater coolers are used during surgeries to warm or cool patients as part of their care. They are especially important during surgeries involving the heart and lungs.
Oxygenators and perfusion tubing systems. The oxygenators product group, which includes oxygenators and other disposable devices for extracorporeal circulation, includes the Inspire systems. The Inspire range of products is comprised of 12 models and provides perfusionists with a customizable approach for the benefit of patients. Oxygenators exchange oxygen and carbon dioxide in the blood of patients during surgical procedures. An oxygenator is typically utilized by perfusionists during cardiac surgery in conjunction with a HLM. Oxygenators can also be utilized in extracorporeal membrane oxygenation (“ECMO”).
Autotransfusion systems. One of the key elements for a complete blood management strategy is autologous blood transfusion. The autotransfusion product group facilitates the collection, processing and reinfusion of the patient’s own blood lost at the surgical site.
Cannulae. Our cannulae product family is used to connect the extracorporeal circulation to the heart of the patient during cardiac surgery.

Neuromodulation
Our Neuromodulation segment is engaged in the design, development and marketing of devices that deliver neuromodulation therapy for treating drug-resistant epilepsy (“DRE”) and difficult-to-treat depression (“DTD”). It also encompasses the development and management of clinical testing of our aura6000 System for treating obstructive sleep apnea (“OSA”) and, until recently, our VITARIA System which was intended to treat heart failure.
Our principal Neuromodulation product, the LivaNova Vagus Nerve Stimulation Therapy (“VNS Therapy”) System, is an implantable device authorized for the treatment of DRE and DTD. The VNS Therapy System consists of an implantable pulse generator and connective lead that stimulate the vagus nerve; surgical equipment to assist with the implant procedure; equipment and instruction manuals enabling a treating physician to set parameters for a patient’s pulse generator; and for epilepsy, magnets to manually suspend or induce nerve stimulation. The pulse generator and lead are surgically implanted in a subcutaneous pocket in the upper left chest area, generally during an out-patient procedure. The lead, which does not need to be removed to replace a generator with a depleted battery, is connected to the pulse generator and tunneled under the skin to the vagus nerve in the lower left side of the patient’s neck. Our aura6000 device for treating OSA stimulates the hypoglossal nerve, which in turn, engages certain muscles in the tongue to open the airway while a patient is sleeping.
Epilepsy
There are several broad types of treatment available to patients with epilepsy: multiple anti-seizure medications (“ASMs”); various forms of the ketogenic diet; vagus nerve stimulation (“VNS”); resective and ablative brain surgery; and intracranial neurostimulation. ASMs typically serve as a first-line treatment and are prescribed for virtually all patients diagnosed with epilepsy. After two anti-seizure medications fail to deliver seizure control, the epilepsy is characterized as drug-resistant, at which point, adjunctive non-drug options are considered, including VNS therapy, ketogenic diet, resective or ablative surgery and other neuromodulation therapies.
In 1997, our VNS Therapy System was the first medical device treatment approved by the FDA for the treatment of drug-resistant epilepsy, and today is the only neuromodulation device approved for use in DRE patients in the U.S. as young as four years of age with partial onset, or focal, seizures. Other worldwide regulatory bodies have also approved the VNS Therapy System for treating patients with DRE, many without age or seizure-type restrictions. Globally, VNS Therapy is the most widely reimbursed neuromodulation therapy available. In 2020, the U.S. Centers for Medicare and Medicaid Services (“CMS”) expanded reimbursement for VNS Therapy use in the treatment of Dravet Syndrome and, in January 2022, expanded reimbursement for VNS Therapy use in the treatment of Lennox Gastaut Syndrome.
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
Depression
In 2005, the FDA approved the VNS Therapy System for the adjunctive treatment of chronic or recurrent depression for patients 18 years or older who are experiencing a major depressive episode and have not had an adequate response to four or more antidepressant treatments. In 2007, the United States (“U.S.”) CMS issued a national non-coverage determination (“NCD”) within the U.S. with respect to reimbursement of the VNS Therapy System for patients with DTD, significantly limiting access to this therapeutic option for most patients. In 2020, our VNS Therapy System, Symmetry received CE mark approval for the treatment of DTD.
In 2017, the American Journal of Psychiatry published the results of the longest and largest naturalistic study (the “D23 study”) on treatments for patients experiencing chronic and severe DTD. The findings showed that the addition of the VNS Therapy System to traditional treatment is effective in significantly reducing symptoms of depression and well tolerated compared with traditional treatment alone. Following publication of the D23 study, we requested CMS to reconsider its previous NCD, and in 2018, CMS published a tracking sheet to reconsider its NCD.
In 2019, CMS produced a final decision providing coverage for Medicare beneficiaries through Coverage with Evidence Development (“CED”) when offered in a CMS-approved, double-blind, randomized, placebo-controlled trial with a follow-up duration of at least one year, as well as coverage of VNS Therapy device replacement. The CED also includes the possibility to extend the study to a prospective longitudinal registry.
In 2019, CMS accepted the protocol for our RECOVER clinical study and the first patient was enrolled. RECOVER may include up to 500 unipolar and up to 500 bipolar patients at a maximum of 100 sites in the United States in the randomized part of the trial and may include up to an additional 5,800 patients in an open label registry.
In 2020, we announced a research collaboration with Verily, a subsidiary of Alphabet Inc., to capture clinical biomarkers of depression within our RECOVER clinical study. Using technology and analytics by way of the Verily Study Watch and related Verily mobile phone application, LivaNova and Verily aim to gather quantitative data to further understand depressive episodes and a patient’s response to treatment. These complementary approaches are expected to help investigators better understand the impact of depression and its treatment on study participants’ lives in a more objective and multi-dimensional manner. In 2021, LivaNova and Verily announced that the first patient had been enrolled in their collaborative UNCOVER study, a subset of the RECOVER study.
In March 2022, LivaNova announced the 250th unipolar depression patient was implanted in the RECOVER clinical study. This key milestone preceded conducting the first interim analysis. The study was designed with frequent interim analyses, which occur every 25 patients, to be conducted by an independent Statistical Analysis Committee. The interim analysis assesses if predictive probability of success has been reached for the unipolar cohort of the study, at which point the randomized controlled trial (“RCT”) enrollment will cease and future patients will be enrolled into the prospective open label longitudinal study for that cohort. After the last patient enrolled into the RCT has completed 12 months of follow-up, a final analysis will be conducted on the complete dataset for that respective cohort. The trial, if successful, will be used to support a peer-reviewed article and reconsideration of reimbursement for VNS Therapy by CMS for the treatment of DTD.
Obstructive Sleep Apnea
In 2018, we acquired full ownership of ImThera, a privately held, emerging-growth company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea. The device stimulates the hypoglossal nerve, which in turn, engages certain muscles in the tongue in order to open the airway while a patient is sleeping.
In 2021, LivaNova received approval from the FDA to proceed with its investigational device exemption clinical study, Treating Obstructive Sleep Apnea using Targeted Hypoglossal Neurostimulation (“OSPREY”), and the first patient was implanted in March 2022. The OSPREY study seeks to confirm the safety and effectiveness of the aura6000 System.
Heart Failure
The VITARIA System was intended to treat heart failure through VNS. In 2018, after completion of pilot studies outside the U.S., we announced the first successful implantation of the VITARIA System in a patient randomized in the ANTHEM-HFrEF clinical trial, an international, multi-center, randomized trial (adaptive sample size) to evaluate the VITARIA System for the treatment of advanced heart failure. During the fourth quarter of 2022, we randomized the 500th patient in the trial which triggered the second interim analysis. The independent Data and Safety Monitoring Committee (“DSMC”) evaluated safety, a trend toward the primary endpoint and success in the three functional endpoints. This analysis determined that the U.S. FDA early filing conditions were not met, and the DSMC recommended that enrollment continue in accordance with the current study protocol. However, we conducted further evaluation of the study data and concluded that such data did not demonstrate a sufficiently strong positive impact on functional or mortality endpoints and that it was unlikely that the continuation of the study would demonstrate such an impact. As a result, on February 22, 2023, we announced that we are stopping enrollment in the ANTHEM-HFrEF clinical trial, beginning the process to close the clinical study and winding down our heart failure program.
Advanced Circulatory Support
Our ACS segment is engaged in the development, production and sale of leading-edge temporary life support products. Our ACS products, which comprise the LifeSPARC platform and ProtekDuo cannula, simplify temporary extracorporeal cardiopulmonary life support solutions for critically ill patients. The LifeSPARC platform includes a common compact console and pump that provides temporary support for emergent rescue patients in a variety of settings. Designed for ease of use, the system offers power and versatility for multi-disciplinary programs to support more patients in more places. The platform is accompanied by four specialized and ready-to-deploy kits, each designed to support diverse cannulation strategies. In November 2022, the FDA approved our LifeSPARC platform for ECMO. This approval allows for our LifeSPARC platform to be used for ECMO beyond six hours for patients in acute respiratory failure or acute cardiopulmonary failure, including but not limited to those receiving treatment for COVID-19.

We previously owned a 3% equity interest in ALung Technologies, Inc. (“ALung”), a privately-held medical device company focused on creating advanced medical devices for treating respiratory failure. In May 2022, we acquired the remaining 97% of equity interests. For additional information, please refer to “Note 4. Business Combinations” and “Note 8. Goodwill and Intangible Assets” in our consolidated financial statements and accompanying notes beginning on page F-1 of this Annual Report on Form 10-K. As a result of the ALung transaction, our ACS segment also includes the Hemolung Respiratory Assist System (“Hemolung RAS”), which is the only FDA-cleared platform designed specifically for low-flow extracorporeal carbon dioxide removal for acute respiratory failure.
In August 2022, CMS approved a New Technology Add-on Payment (“NTAP”) for our Hemolung RAS for in-patient care. The NTAP designation is awarded to novel medical technologies and services supported by clinical evidence that are expected to substantially improve the diagnosis or treatment of Medicare beneficiaries.
Research and Development (“R&D”)
Our markets are subject to rapid technological advances, and product improvement, software advancements and innovation are necessary to maintain market leadership. We direct our R&D efforts toward maintaining or achieving technological leadership in each of the markets we serve to help ensure that patients using our devices and therapies receive the most advanced and effective treatment possible. We remain committed to developing technological enhancements and new uses for existing products and less invasive and new technologies for new and emerging markets to address unmet patient needs. We initiate and participate in many clinical trials each year as the demand for clinical and economic evidence remains high. We also strive for development activities to help reduce patient care costs and the length of hospital stays in the future.
We work to continue to identify innovative technologies and continually assess the ability of our R&D programs to deliver economic value to the customer. Our current R&D expenses consist of product design and development efforts, including in relation to software and technology, clinical study programs and regulatory activities, which are essential to our strategic portfolio initiatives.
Patents and Licenses
We rely on a combination of patents, trademarks, copyrights, trade secrets and non-disclosure and non-competition agreements to protect our intellectual property. We generally file patent applications in the U.S. and countries where patent protection for our technology is appropriate and available. As of December 31, 2022, we held more than 840 issued patents worldwide, with approximately 285 pending patent applications that cover various aspects of our technology. Patents typically have a 20-year term from the application filing date. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and pending patent applications. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage. We have also obtained certain trademarks and trade names for our products and maintain certain details about our processes, products and strategies as trade secrets. In the aggregate, we consider these intellectual property assets to be of material importance to our business segments and operations. We regularly review third-party patents and patent applications in an effort to protect our intellectual property and avoid disputes over proprietary rights.
We rely on non-disclosure and non-competition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached or will be enforceable, in particular due to new proposed regulation in the U.S., that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge.
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
Markets and Distribution Methods
The three largest markets for our medical devices are the U.S., Europe and the Asia-Pacific region (“APAC”). We sell most of our medical devices through direct sales representatives in the U.S. and a combination of direct sales representatives and independent distributors in markets outside the U.S.

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
Competition and Industry
We compete in the medical device market with sales in more than 100 countries. Technological advances and scientific discoveries can cause rapid change in this market. Our competitors across our product portfolio range from large manufacturers with multiple business lines to small manufacturers offering a limited selection of specialized products. In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies and providers of cannabis derived products, among others.
Product problems, physician advisories, regulatory safety alerts and publications about our products, or competitor products, can cause major shifts in industry market share, reflecting the importance of product quality, product efficacy and quality systems in the medical device industry. In addition, because of developments in managed care, economically motivated customers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we may be increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes and successfully market these products.
Our primary medical device competitors in the Cardiopulmonary, Neuromodulation and Advanced Circulatory Support product groups are Terumo Medical Corporation, Maquet Medical Systems, Medtronic plc, Haemonetics Corporation, NeuroPace, Inc. and Abbott Laboratories, Inc., although not all competitors are present in all product lines.
Production, Quality Systems and Raw Materials
We manufacture a majority of our products at nine manufacturing facilities located in Italy, Germany, the U.S., Brazil and Australia. We purchase raw materials and many of the components used in our manufacturing facilities from numerous suppliers in various countries. For quality assurance, sole source availability or cost effectiveness purposes, we may procure certain components and raw materials from a sole supplier. We work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability, minimize the instances in which we rely on a sole supplier and take other countermeasures to reduce our supply chain risk, but, like many companies, have experienced and continue to experience supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues. We use quality systems in the design, production, warehousing and distribution of our products to ensure our products are safe and effective. In addition, we utilize environmental management systems and safety programs to protect the environment and our employees. For example, all of our manufacturing facilities are certified ISO 13485. Additionally, our Mirandola, Italy plant is certified ISO 14001 and ISO 45001 and our Munich, Germany plant is certified ISO 14001. For additional information related to our manufacturing facilities, refer to “Item 2. Properties” in this Annual Report on Form 10-K.
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
Product Approval and Monitoring
Many countries where we sell our products subject our medical devices to their own approval and requirements regarding performance, safety and quality. Each medical device we seek to distribute commercially in the U.S., for example, must receive 510(k) clearance or pre-market approval (“PMA”) from the FDA, unless specifically exempted by the agency. The 510(k) process, also known as pre-market notification, requires us to demonstrate that our new medical device is substantially equivalent to a legally marketed medical device. The PMA process, which is more costly and rigorous than the 510(k) process, requires us to demonstrate independently that a medical device is safe and effective for its intended use. One or more clinical studies may be required to support a 510(k) application and are almost always required to support a PMA application.
The European Union (“EU”) established a single regulatory approval process, according to which a “Conformité Européenne” (French for “European Conformity”) or CE Mark certifies conformity with all of the legal requirements of the regulatory process. To obtain a CE Mark, defined products must meet minimum standards of performance, safety and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. To demonstrate compliance with the essential requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based on, among other things, the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. The competent authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products placed on the market, and manufacturers with CE marked devices are subject to regular inspections to monitor compliance with the applicable directives and essential requirements. In 2017, the EU published its Medical Device Regulation (“Reg MDR”), which imposed significantly more premarket and post-market requirements for medical devices upon conclusion of a three-year implementation period. We have initiated a plan of action to obtain the appropriate approvals for our products and intend to be fully compliant prior to the May 2024 deadline, though we understand there is a proposal to extend the compliance deadline.
We are also required to comply with the regulations of every other country where we commercialize products before we can launch or maintain new products in the market. To be sold in Japan, for example, our medical devices must undergo thorough safety examinations and demonstrate medical efficacy from the Japanese government through the Ministry of Health, Labour and Welfare, before they are granted approval. In China, regulatory requirements are becoming more stringent, with the China National Medical Product Administration recently increasing regulatory requirements to market and maintain products in China. Many countries require that product approvals be recertified on a regular basis, generally every four to five years. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and, where needed, conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries.
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
Any adverse regulatory action, depending on its magnitude, may limit our ability to market and sell our products effectively, limit our ability to obtain future premarket approvals or result in a substantial modification to our business practices and operations. For additional information, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K, under the section entitled “Our products are subject to complex laws and regulations, and failure to obtain product approvals, clearance or reimbursement may materially adversely affect our business, results of operations, cash flows and financial condition.”
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
Patient Privacy and Security Laws
We are subject to various laws worldwide that protect the security and confidentiality of certain patient health information, including patient medical records, and that restrict the use and disclosure of patient health information. Privacy standards are becoming increasingly strict; enforcement actions and financial penalties related to privacy issues in the EU are growing, and new privacy and data residency laws and restrictions are being passed in other countries including the U.S., China, and Brazil. The management of cross-border transfers of information among and outside of EU member countries is becoming more complex, which may complicate our business and clinical research activities, as well as product offerings that involve transmission or use of patient health information. We continue our efforts to comply with those requirements and to adapt our business processes to those standards.
In the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology and Clinical Health Act (“HITECH”) and their respective implementing regulations impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. We are deemed to operate as a business associate to covered entities in certain instances. In those cases, the patient data that we receive may include protected health information, as defined under HIPAA. Enforcement actions can be costly and interrupt regular operations of our business. In addition, state laws, such as the California Consumer Privacy Act (“CCPA”), govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance and data protection efforts. For additional information, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K, under the section entitled “Cyber-attacks or other disruptions to our information technology systems could lead to reduced revenue, increased costs, liability claims, fines, harm to our competitive position and loss of reputation.”
In the EU, Regulation 2016/679 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data General Data Protection Regulation (“GDPR”) came into effect in May 2018. One of the strictest and most comprehensive data privacy laws in the world, the GDPR, among other things, introduced proactive compliance measures, such as the requirement to carry out a Privacy Impact Assessment, Data Transfer Impact Assessment, and appoint a Data Protection Officer in organizations where health data is processed on a “large scale.” Although “large scale” is not defined, it is likely that clinical trials involving substantial numbers of patients (or healthy volunteers if applicable) would mean that such requirements apply to us. In addition, the administrative fines that can be levied are significantly increased, the maximum being the higher of €20 million (approximately $21.4 million), or 4% of our total worldwide revenue in the previous financial year.
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
Environmental Regulation and Management
We are subject to various environmental laws, directives and regulations both in the U.S. and abroad. These laws and regulations could lead to increased environmental compliance expenditures, increased energy and raw materials costs and new and/or additional investment in designs and technologies. Like other medical device companies, our manufacturing and other operations involve the use, storage and transportation of substances regulated under environmental health and safety laws, including those related to the transportation of hazardous substances. To the best of our knowledge at this time, we do not believe that compliance with environmental protection laws related to our current operations, including but not limited to the Saluggia site as referenced in “Note 14. Commitments and Contingencies” in our consolidated financial statements and accompanying notes beginning on page F-1 of this Annual Report on Form 10-K, will have a material impact on our financial position or liquidity. In addition, as noted in Note 14 to such financial statements, we are engaged in litigation with respect to historical remediation claims at sites operated by subsidiaries of SNIA, unrelated to our current operations. For more information, see “Note 14. Commitments and Contingencies” to such financial statements.
We believe that sound environmental, health and safety performance contribute to our competitive strength while benefiting our customers, stockholders and employees. We are focused on continuous improvement in these areas by reducing pollution, depletion of natural resources and our overall environmental footprint. Specifically, we work to improve our energy and resource usage, ultimately seeking to reduce greenhouse gas emissions and waste.

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
Disclosure Pursuant to Section 13(r) of the Exchange Act of 1934
Section 13(r) of the Exchange Act requires issuers to disclose in their annual reports, among other things, certain types of dealings with Iran and other entities, including transactions or dealing with government-owned entities, even when those activities are lawful and do not involve U.S. persons. Two of our non-U.S. subsidiaries currently sell medical devices, including cardiopulmonary and neuromodulation products, to distributors and non-governmental organizations in Iran to support patient care in that country. We have limited visibility into the identity of these distributors’ and non-governmental organizations’ customers in Iran. It is possible that their customers include entities, such as government-owned hospitals or sub-distributors, that are owned or controlled directly or indirectly by the Iranian government. To the best of our knowledge at this time, we do not have any contracts or commercial arrangements with the Iranian government or other relevant entities.
Our gross revenues and net profits attributable to the above-mentioned Iranian activities were $0.4 million and $0.2 million for the three months ended December 31, 2022, respectively, and $4.9 million and $1.8 million for the year ended December 31, 2022, respectively.

We believe our activities are consistent with applicable law, including U.S., EU, and other applicable sanctions laws, though such laws are complex and continue to evolve rapidly. We intend to continue our business in Iran.
Human Capital Management
Our approximately 2,900 employees worldwide are crucial in our mission to provide hope to our patients and their families through delivering life-changing medical innovation for the head and the heart. In doing so, we seek to execute our business and encourage our employees to live our five core values: patients first, meaningful innovation, act with agility, commitment to quality and integrity, and collaborative culture. These values are how we evaluate ourselves and, ultimately, achieve success as an organization. They are deeply embedded in our culture, and we continually share stories embodying these values throughout the organization, by way of emailed videos, virtual and in-person town halls and leadership meetings. Our values inspire our good citizenship and how we conduct our business responsibly and sustainably while interacting with our communities, employees and the environment.
Compensation and Benefits
In order to meet the needs of our patients and customers, we endeavor to attract, retain, develop and reward exceptional talent. We have been successful in attracting talent due, in large part, to our proactive recruitment strategies, competitive compensation and benefits, collaborative and rewarding work environment, professional training and development programs for managers and employees, and health and wellness measures. Our packages include, depending on jurisdiction, annual bonuses, stock awards, pensions, health benefits and health programs, paid time off and parental leave, financial assistance for education-related purposes, flexible schedules, remote working, and employee stock purchase plans, among others.
Culture
Maintaining a culture that embodies our values and mission is of the utmost importance. We aim to foster a culture where learning is continuous, and open and direct employee communication is valued. Accordingly, we regularly conduct an anonymous employee survey called LivaNova4You to help measure the overall engagement and satisfaction level of our team. The survey provides us with actionable data which allows our senior leadership to understand and identify potential opportunities for improvement.
Our Q4 2021 survey results demonstrated satisfaction and growth in collaboration, including employees showing high trust and respect for each other; an increased feeling of recognition on a job well done; empowerment and the feeling of being sufficiently challenged; and flexibility in coming up with new and innovative ways to work. Employees also acknowledged an improvement in the tools and opportunities for advancement, one of our highest improving scores as compared to the previous survey. In response to feedback from the survey results, we committed to address workload, clarify internal development processes, and increase understanding around the Company’s benefits as they relate to employees. Throughout 2022, we implemented programs in these three key areas in response, focusing on reducing workload with the help of digitization and robotic process automation; career pathing, i.e., connecting performance, interests and potential with meaningful development and succession planning; and developing and launching LivaNova’s employee value proposition, i.e., how we market to prospective talent and retain in a competitive job market. Our next survey will be distributed in the spring of 2023.
Development and Training
We attract, develop and retain employees who are aligned with our mission and values. In doing so, our talent strategy considers performance, values, accountability, transparency and differentiation, all of which are evaluated annually within the context of our performance management system. All employees undergo a robust onboarding program, and at any time, employees have access to a large offering of training on ethics and integrity, quality, product and other key topics and functions in the organization. Meanwhile, newly hired operators are onboarded and trained per requirements and processes specific to their jurisdiction and the product that is manufactured in their locations. Thereafter, they receive ongoing technical training to ensure they maintain excellent standards for production and manufacturing. In 2022, we expanded our suite of trainings to include the LivaNova Business System Academy which aims to teach lean methodologies and practices, i.e., promoting the flow of value to the customer through continuous improvement and respect for people.
An important factor in the Company’s future growth is our ability to develop and retain leaders. Our annual talent review process engages our employees to establish development plans and document their skills and capabilities, while managers assess employee potential, create succession plans, and identify possible career path opportunities. In 2022, we launched the LivaNova Commercial Academy, which focuses on the development of current and future leaders by way of a leadership bootcamp that covers real world scenarios, best practices and self-reflection modules over the course of fifteen working sessions. In addition, our own LivaNova University offers both mandatory and on-demand leadership, business strategy and functional skills courses and learning paths.

Finally, we offer internships and apprenticeships across functions around the globe which can, and do, lead to full-time employment. We believe in continuing education and development regardless of nationality and origin, which is why we partner with organizations to find new talent with hopes of welcoming future, full-time employees.
Diversity, Equity and Inclusion
The success of LivaNova thrives on the diversity of perspective, thought, experience and background within our workforce. We recognize the value in fostering a work environment that is culturally diverse and inclusive and strive to provide a workplace free of harassment or discrimination. Accordingly, we closely monitor our gender metrics at the Board, Executive and senior leadership level on a regular basis. As of December 31, 2022, we had ten Directors on our Board, of whom 40% are female and 60% are male. Similarly, the Executive Team at the end of 2022 consisted of 11 individuals, approximately 27% of whom are female and approximately 73% are male. Of our senior leadership team, which includes the executive team, vice presidents and directors, approximately 32% are female and approximately 68% are male. Finally, as of December 31, 2022, of our approximately 2,900 employees, approximately 52% are female and approximately 48% are male. Our strategy for accelerating diversity begins with creating new ways to find extraordinary talent, and examples of our efforts include accurately mapping the talent market, targeting historically black colleges and universities, creating job postings that attract highly qualified diverse candidates, expanding the diversity within our interview panels and guiding interviewers to conduct a fair interview process.
In addition, we have a variety of diversity affinity initiatives that span the globe, with a mission to empower an environment where conversations of diversity and inclusion develop a culture of belonging. In July 2022, we launched the “Global Women’s Network”, a group consisting of female employees across the globe who convened to discuss topics that unite and celebrate the strength of our diversity. In addition, the LivaNova Women's Network, a mentorship program created by women and for women, facilitates pairings between mentors and mentees across all regions. Topics range from career and financial advice to performance management and connection to the Company’s strategy. These programs provide members with new perspectives, more personalized development and an opportunity to network with other women across the organization, thereby contributing to a better corporate culture based on strong, collaborative relationships and continuous opportunities to grow and develop.
In October 2022, we issued our Diversity and Inclusion statement: We embrace diverse perspectives, experiences and backgrounds, knowing they enrich our collaborative culture and drive our success as a company. Diversity and inclusion creates trust and a deeper sense of belonging to our LivaNova community, uniting us to make a meaningful difference in the lives of patients worldwide. The statement was distributed to all leadership teams in the company to increase awareness, create engagement, and induce discussions about the company’s diversity and inclusion achievements and suggestions on where we can improve.
Health and Safety
We are committed to the safety and well-being of our employees. We rely on our environmental, health and safety management systems as well as our managers to oversee and ensure health and safety at their respective sites and foster a workplace culture to achieve that end. For onsite employees, we continue to follow safety measures including requesting that those with COVID-19 or exposure thereto, follow the Centers for Disease Control and Prevention (“CDC”) or similar local recommendations prior to returning to work. For the remainder of our employees, we offer hybrid working patterns, allowing our employees across the globe – who can work from home – the flexibility to balance their personal and professional needs. We continue to actively monitor the COVID-19 pandemic and its variants and respond based on guidance from U.S. and global health organizations, relevant governmental guidance, and evolving practices.
Seasonality
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
Risks Relating to the Company
Reductions and interruptions in supply chain in addition to increasing costs have, and may continue to, adversely affect our business, results of operations, cash flows and financial condition.
We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. In some cases, we purchase specific components and raw materials from primary or main suppliers (or in some cases, a single or sole supplier) for reasons related to quality assurance, cost-effectiveness and availability. Any problem affecting a supplier (whether due to external or internal causes) could have a negative impact on us. Difficulties and delays in manufacturing, internally, externally or otherwise within the supply chain, may lead to voluntary or involuntary business interruptions or shutdowns, product shortages, withdrawals or suspensions of products from the market, and potential regulatory action.
Like many companies, we are experiencing supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues. While, to date, our supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Freight and labor costs at our manufacturing facilities have increased substantially in the wake of inflation globally. Moreover, the demand from industrial sectors on semiconductors is causing price increases and shortages on such items, which in turn, has impacted manufacturing in our Munich and Houston sites. In addition, the Ukraine conflict has resulted in high energy costs which are impacting suppliers and putting pressure on prices of raw materials. While we work closely with our suppliers to ensure supply continuity, minimize the instances in which we rely on a sole supplier and take other countermeasures - such as closely managing our inventory - to reduce our supply chain risk, we cannot guarantee that our efforts will always be successful, especially as a smaller company with lower bargaining power. Moreover, due to strict standards and regulations governing the manufacture and marketing of our products, we may not be able to locate new supply sources quickly or at all in response to a supply reduction or interruption, with negative effects on our ability to manufacture our products effectively and timely. To the extent we are unsuccessful in managing our supply chain, any such issues could have a material adverse effect on our business, results of operations, cash flows and financial condition.
We are subject to the risks of conducting business internationally.
We develop, manufacture, distribute and sell our products globally, and we intend to continue to pursue growth opportunities worldwide. Our international operations are subject to risks that are inherent in conducting business globally and under non-U.S. laws, regulations and customs. These risks include sanctions; greater exposure to inflation; rising interest rates; changes in energy prices; increased exposure to cyber-attacks and supply chain challenges; fluctuating exchange rates; local product changes and evolving requirements; longer-term receivables in local jurisdictions; difficulty enforcing agreements; greater exposure to creditworthiness of customers and local law enforcement of obligations; trade protection measures and import and export licensing requirements; failure to comply with anti-bribery laws; different labor regulations and workforce instability; higher danger of terrorist activity, war or civil unrest; selling our products through distributors and agents; and political and economic instability. As an example, Russia launched an invasion in Ukraine in 2022 which has negatively impacted our supply chain and operations in the region, caused the implementation of sanctions by the U.S. and other governments against Russia and Belarus and generated significant volatility and disruptions to the global markets. Any of the aforementioned risks could adversely affect our business, results of operations, cash flows and financial condition.
In addition to sanctions relating to Russia and Belarus, certain of our subsidiaries have engaged in business dealings in countries subject to comprehensive sanctions, including Iran, Sudan and Syria. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil and criminal penalties including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restriction of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations, but there can be no assurance that our policies and procedures will prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, results of operations, cash flows and financial condition.

Our functional currency is the U.S. dollar; however, a portion of the revenues earned, and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. We determine the functional currency of our subsidiaries that exist and operate in different economic and currency environments based on the primary economic environment in which the subsidiary operates, that is, the currency of the environment in which an entity primarily generates and expends cash. For transactions denominated in currencies other than our functional currencies, fluctuations in the exchange rate may impact our results of operations and financial condition; for example in 2022, our net revenue and profitability were negatively affected by the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies. Although in the future we may elect to hedge certain foreign currency exposure, we cannot be certain that the hedging activity will eliminate our currency risk.
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
We operate in a highly competitive market characterized by increasingly complex products that are expensive and time consuming to develop and manufacture. In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of specialized products. Development by other companies of new or improved products, processes, or technologies, may make our products or proposed products less competitive. In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies and providers of cannabis derived products, among others. Competitive factors include product quality, reliability and performance; product technology and innovation; breadth of product lines and product services; ability to identify new market trends; changes to the regulatory environment; cost-effectiveness and price; customer support and training; capacity to recruit engineers, scientists and other qualified employees; and reimbursement approval. Difficulties in any of these areas may cause our operations and financial condition to suffer.
Our products are subject to complex laws and regulations, and failure to obtain product approvals, clearance or reimbursement may materially adversely affect our business, results of operations, cash flows and financial condition.
Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, including by the FDA, U.S. Department of Justice, Health and Human Services - Office of the Inspector General, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, reimbursement, marketing and distribution of our products. As a part of the marketing clearance, approval or reimbursement process for new products and new indications for existing products, we conduct numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials, or the markets’, FDA’s, the Centers for Medicare & Medicaid Services’ (“CMS’s”) or non-U.S. governmental authorities’ perception of such clinical data, may adversely impact our ability to obtain product approvals and receive reimbursement. Currently, for example, we are conducting the RECOVER clinical study - any delays or news regarding unfavorable or inconsistent data could have a material adverse effect on our business. Success in pre-clinical testing and early clinical studies does not always ensure that later clinical studies will be successful, as we experienced and announced, for instance, in connection with the VITARIA SYSTEM in the ANTHEM-HFrEF clinical trial, and we cannot be sure that later studies will replicate the results of prior studies. Any delay or termination of our clinical studies will delay the filing of regulatory submissions or requests for coverage determinations and, ultimately, our ability to commercialize new products or product modifications and obtain reimbursement for our products. It is also possible that patients enrolled in clinical studies will experience adverse side effects that are not currently part of the product’s profile, which could inhibit further marketing and development of such products.
Even if we are able to obtain approval, clearance and reimbursement, it may take a significant amount of time, require the expenditure of substantial resources, involve stringent clinical and pre-clinical testing and increased post-market surveillance, and/or involve modifications, repairs or replacements of our products or limitations on the proposed uses of our products. Ultimately, we cannot guarantee that our clinical trials will be successful or that we will be able to obtain or maintain marketing clearance for new products or modifications to existing products or reimbursement for new products or existing products. Any such issues, whether in relation to trials, approvals, reimbursement or clearances, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Failure to comply with product-related government regulations may materially adversely affect our business, results of operations, cash flows and financial condition.
Both before and after a product is commercially released, we have ongoing responsibilities under FDA and other applicable non-U.S. government agency regulations. For instance, many of our facilities and procedures and those of our suppliers are subject to periodic inspections by the FDA, which can result in inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, the FDA could ban such medical products, detain or seize adulterated or misbranded medical products, order a recall, repair, replacement, or refund of such products, refuse to grant pending PMA applications or require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. For example, in 2015, we received a warning letter from the FDA alleging certain violations of FDA regulations, which resulted in certain devices that were manufactured in Munich, Germany, to be denied admission to the U.S. until resolution of the issues set forth by the FDA in the warning letter. See “Note 14. Commitments and Contingencies” in our consolidated financial statements included in this Annual Report on Form 10-K for related information.
While we work diligently to manage our ongoing responsibilities, the FDA and other non-U.S. government agencies could assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis. The FDA could also recommend prosecution to the U.S. Department of Justice. An adverse regulatory action could restrict us from effectively marketing and selling our products, limit our ability to obtain future pre-market clearances or PMAs, and result in a substantial modification to our business practices and operations. These potential consequences, as well as any adverse outcome from government investigations, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
In addition, in the U.S., device manufacturers are prohibited from promoting their products for uses and indications that are not set forth in the approved product labeling (so called “off-label uses”). Our VNS Therapy System, for example, is indicated in the U.S., as an adjunctive therapy in reducing the frequency of seizures in patients 4 years of age and older with partial onset seizures that are refractory to antiepileptic medications, yet a number of physicians elect to prescribe our device for certain patients suffering from conditions outside the indications of our products. While physicians may exercise their discretion in prescribing a device off-label, a device manufacturer’s failure to comply with the related applicable regulations could subject us to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government. Similarly, EU Reg MDR prohibits manufacturers from misleading users and patients by suggesting uses for the device other than those stated as part of the intended purpose for which the conformity assessment was carried out.
Governmental regulations outside the U.S. have, and may continue to become, increasingly stringent and common. In the EU, for example, EU Reg MDR became effective in 2021, resulting in significant additional premarket and post-market requirements which must be in place by May 2024 (though there is a proposal to extend the compliance deadline). During this transition period, the European Commission is allowing companies to use their Medical Device Directive (“MDD”) certifications. We are working to obtain all appropriate approvals in order to be fully compliant by the May 2024 deadline, as penalties for regulatory non-compliance can be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. The development and implementation of future laws and regulations may have a material adverse effect on us.
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

In addition, depending on the corrective action taken to redress a device’s deficiencies or defects, regulators may require, or we may decide, that we need to obtain new approvals or clearances for the device before we market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Any corrective action, whether voluntary or involuntary, or litigation, will require the dedication of our time and capital, distract management from operating the business, and may harm our reputation and financial results. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines, any or all of which could have a material adverse effect on our business.
As a manufacturer of medical devices, we are exposed to product liability claims that could adversely affect our consolidated financial condition and tarnish our reputation.
We manufacture and sell medical devices, both equipment and implantables, that pose product liability risks. Component failures, manufacturing defects, software errors, design flaws or inadequate disclosure of product-related risks or product or use-related information with respect to these or other products we manufacture, or sell could result in an unsafe condition, injury to, or death of, a patient. Such an event could result in product liability claims or a recall of, or safety alert relating to, one or more of our products. For example, as described in “Note 14. Commitments and Contingencies” in our consolidated financial statements included in this Annual Report on Form 10-K, we are involved in product liability litigation relating to our cardiopulmonary 3T Heater-Cooler product that may adversely affect our financial condition and may require us to devote significant resources to our defense of these claims. Although we are defending these matters vigorously, the outcome could have a material adverse effect on our business.
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
Global healthcare policy changes and reduction in reimbursement for products may have a material adverse effect on us.
In response to increases in healthcare costs, there have been and continue to be proposals by governments, regulators and third party payers to control these costs. These proposals have resulted in efforts to enact healthcare system reforms that may lead to pricing restrictions, payback requirements, limits on the amounts of reimbursement available for our products and limits on the acceptance and use of our products. As previously disclosed, for example, in 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System. This healthcare law impacts the business and financial reporting of medical technology sector companies that sell devices in Italy. A key provision of the law is a “payback” measure, requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. While we are appealing the guidelines and requests for payment pursuant to the rule, we may not be successful. See “Note 14. Commitments and Contingencies” in our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Our ability to commercialize our products is dependent, in large part, on whether third party payers, including private healthcare insurers, managed care plans, governmental programs and others agree to cover the costs and services associated with our products and related procedures in the U.S. and internationally. Third party payers, including private and government insurers, are increasingly requiring evidence that medical devices are cost-effective. If we are unable to demonstrate that our devices are cost-effective, third party payers may not reimburse the use of our products or not provide sufficient reimbursement for our products, which could reduce sales of our products to healthcare providers who depend upon reimbursement for payment for their services. Similarly, periodic changes to reimbursement methodologies could have an adverse impact on our business. Adoption of some or all of such healthcare policy and reimbursement proposals could have a material adverse effect on our business, results of operations, cash flows and financial position.
Our failure to comply with rules relating to reimbursement of healthcare goods and services, healthcare fraud and abuse, false claims and other applicable laws or regulations may subject us to penalties and limit patient access to our devices, thereby adversely impacting our reputation and business operations.
Our devices and therapies are subject to regulation by various governmental agencies worldwide responsible for coverage, reimbursement and regulation of healthcare goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and healthcare fraud. Because our marketing practices involve direct promotion to patients in certain jurisdictions, we are subject to additional laws and regulations intended to prevent misleading patients and consumers through unethical promotional activities and related data collection practices. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
The risk of being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including our relationships with surgeons and other healthcare providers, some of whom recommend, purchase and/or prescribe our devices, group purchasing organizations and our independent sales agents and distributors, could be subject to challenge under one or more of such laws. Even an allegation of impropriety could adversely impact our reputation and/or business operations.
Furthermore, our devices, products and therapies are purchased principally by hospitals or physicians that typically bill various third party payers, such as governmental healthcare programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, our devices, products and therapies are subject to regulation regarding quality and cost by the U.S. Department of Health and Human Services, including CMS, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and healthcare fraud. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians, U.S. teaching hospitals or other covered recipients. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
Finally, we are subject to risks relating to changes in government and private medical reimbursement programs and policies, and changes in legal regulatory requirements in the U.S. and around the world. Implementation of further legislative or administrative reforms to these reimbursement systems, or adverse decisions relating to coverage of or reimbursement for our products by administrators of these systems, could have a material adverse impact on the acceptance of and demand for our products and the prices that our customers are willing to pay for them.
Cyber-attacks or other disruptions to our information technology systems could lead to reduced revenue, increased costs, liability claims, fines, harm to our competitive position and loss of reputation.
We are increasingly dependent on our information technology systems and those of third parties to operate our business, and certain products of ours include integrated software and information technology. Such dependencies have been exacerbated by remote working practices. We rely on information technology systems to collect and process customer orders, manage product manufacturing and shipping and support regulatory compliance, and we routinely process, store and transmit large amounts of data, including sensitive personal information, patient health information and confidential business information. The secure processing, maintenance and transmission of this information is critical to our operations but the size and complexity of our products and the information technology systems on which we rely make them vulnerable to cyber-attacks, breakdown, interruptions, destruction, loss or compromise of data, obsolescence or incompatibility among systems or other significant disruptions. Unauthorized persons routinely attempt to access our products or systems in order to disrupt, disable or degrade services, to obtain proprietary or confidential information, to make ransom demands, or to remotely disrupt or access the systems of large health care providers by exploiting our systems. We maintain an information security risk insurance policy and continue to enhance our information security programs. While we have not fallen victim to any material cyber-attacks, such an incident or an incident at a third-party vendor could compromise our networks and our information could be accessed, publicly disclosed, lost or stolen. The negative publicity resulting from such disruptions could significantly impact our reputation and stock price, and the financial consequences could have a material effect on our business.
In addition, from time to time, we may acquire or divest businesses. As a result of acquisitions, we may face risks due to implementation, modification, or remediation of controls, procedures and policies relating to data privacy and cybersecurity at the acquired company. We continue to consolidate and over time integrate the number of systems we operate, and to upgrade and expand our information system capabilities for stable and secure business operations. There can be no assurance that our process of consolidating, protecting, upgrading and expanding our systems and capabilities, continuing to build security into the design of our products, and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Similarly, we may divest and have divested portions of our business, resulting in the migration of data and overlapping data obligations. As a result of such divestitures, we may face risks due to migration or modification of controls, procedures and policies relating to data privacy and cybersecurity internally or enroute. Any significant breakdown, intrusion, interruption, corruption or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.
The costs of complying with the requirements of federal, state and foreign laws pertaining to the privacy and security of personal information, including health related information and the potential liability associated with failure to do so, could materially adversely affect our business and results of operations.
There is significant regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and abroad, and an actual or alleged failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation (including, in some instances, class action litigation), fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations, cash flows and financial condition. We collect, store and handle patient data, including sensitive health information, and this regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. If we are unable to ensure personal information is lawfully collected, stored, handled and secured with reliable information technology systems to prevent data breaches, particularly given the increased risks associated with sensitive health information, we may suffer legal and regulatory consequences in addition to business consequences. Our worldwide operations mean that we are subject to various data protection and cyber-security laws and regulations in many jurisdictions, including but not limited to the HIPAA, CCPA, Brazilian General Data Protection Law, and GDPR. Other governments have enacted, amended or are enacting similar data protection laws, including data localization laws that require data to stay within their borders and other technical and operational adaptions that may be required given the rapid changes in data protection regulation where we conduct business. Despite programs to comply with such laws and regulations and our purchase of a cyber insurance policy, there is no guarantee that we will avoid enforcement actions by governmental bodies or that we will continue to maintain a cyber insurance policy, as result of cost, availability or other considerations. Enforcement actions may be costly and interrupt regular operations of our business. In addition, there is a trend of civil lawsuits and class actions relating to breaches of consumer data or other cyber-attacks pursuant to laws such as CCPA. While we have not been named in any such lawsuits, if a breach or loss of data occurs, we could become a target of civil litigation or government enforcement actions.
The failure to comply with anti-bribery laws could materially adversely affect our business and result in civil and/or criminal sanctions.
Our operations are subject to anti-corruption laws, including the UK Bribery Act, the FCPA and other anti-corruption laws that apply in countries where we do business, that generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Because of the predominance of government-administered healthcare systems in many parts of the world outside the U.S., many of our customer relationships are potentially subject to such laws.
We are, therefore, exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, independent sales agents and distributors may engage in fraudulent or other illegal activity in violation of these laws and our Code of Conduct. We maintain policies and programs to educate our employees and agents on these legal requirements, and to prevent and prohibit improper practices. However, existing safeguards and any future improvements may not always be effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we could be held responsible. In addition, regulators could seek to hold us liable for conduct committed by companies in which we invest or that we acquire. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.
Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self- disclosures by companies, aggressive investigations and enforcement proceedings by governmental agencies, and assessment of significant fines and penalties against companies and individuals. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Any alleged or actual violations of these laws and regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including exclusion from government contracting or government healthcare programs, and could negatively affect our reputation, business, results of operations, cash flows and financial condition.

We are subject to environmental laws and regulations and the risk of environmental liabilities, violations, protest voting and litigation in multiple jurisdictions, any of which could have a material impact on our business, results of operations, cash flows, financial condition and liquidity.
Certain environmental laws assess liability on current, prior and/or related owners or operators of real property for the costs or investigation, removal or remediation of hazardous substances at their properties or at properties on which they have disposed of hazardous substances. It is also possible that a governmental authority may seek to hold us liable for successor liability violations committed by any companies in which we invest or that we acquire. For example, our Saluggia campus contains hazardous substances as a result of nuclear installations, built in 1960 under previous ownership, and the Italian Government has stated that we will eventually be responsible for dismantling the nuclear installation on Company property, as well as delivering the aforementioned waste to a national repository. In addition, we are currently in litigation with the government in Italy stemming from a civil action where the Court of Appeal in Milan (“Court of Appeal”) declared LivaNova (formed through a merger with Sorin) liable for environmental liabilities incurred by SNIA’s (a former parent company of Sorin) other subsidiaries. In November 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of approximately €453.6 million (approximately $484.9 million as of December 31, 2022). LivaNova appealed both the liability and damages decisions, which will be decided together at the Italian Supreme Court. In February 2022, the Court of Appeal granted a stay on the demand for payment from the Public Administrations pending resolution of the Company’s appeal on liability and damages. The stay was granted with the condition that the Company provide a first demand bank guarantee of €270.0 million (approximately $288.6 million as of December 31, 2022) within 30 calendar days, which was promptly delivered. See “Note 14. Commitments and Contingencies” in our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding these two matters. Our business, results of operations, cash flows, financial condition and liquidity could be materially adversely affected by a negative decision in the case of SNIA and could be adversely affected by an increase in anticipated costs relating to transportation of hazardous waste in Saluggia. Private parties could also bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.
In addition, our operations involve the use of substances regulated under environmental laws, including for purposes of sterilization. Regulations require sterilization of our products, and in 2021, we unveiled our new sterilization facility in Colorado allowing the Company to sterilize certain of its products in-house. The U.S. Environmental Protection Agency and certain states have begun scrutinizing the levels of community exposure to ethylene oxide (“EtO”). Certain medical device operating facilities have been designated as “elevated risk” facilities, based on emission levels of EtO. LivaNova is not on the “elevated risk” list, nor is it in violation of any current local or federal regulations. However, to the extent we or our contract sterilizers are unable to sterilize our products, whether due to regulatory, legislative, or other constraints, including on the use of EtO, we may be unable to transition to alternative internal or external resources or methods in a timely or cost-effective manner or at all, which could have a material impact on our results of operations and financial condition.
Our inability to attract and retain highly skilled and experienced personnel could negatively impact our ability to effectively manage and expand our business.
We depend heavily on the contributions of the principal members of our business, such as senior management, manufacturing, sales, marketing, and R&D positions, many of whom would be difficult to replace. Each of these persons’ individual and collective efforts is critical to us as we continue to develop our products and expand our commercial activities and business operations. Our key personnel include our senior officers and executive management team, many of whom have very specialized scientific, medical or operational knowledge. The loss of any key personnel could negatively impact our results of operations, particularly if we experience difficulties in hiring qualified successors.
Furthermore, competition for experienced employees in the medical device industry, particularly for persons with specialized skills, can be intense. Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business, results of operations, cash flows and financial condition could be adversely affected.
We cannot guarantee that our internal R&D efforts and those R&D efforts that rely on investments and investment collaborations will be successful.
Our strategy to provide a broad range of therapies to restore patients to fuller, healthier lives requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. As a result, we also rely on investments and investment collaborations to provide us access to new technologies.

If we fail to develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our business and financial results would be negatively impacted. Our success depends on several factors, including our ability to appropriately allocate our R&D funding to products and services with higher growth prospects, for example, further incorporation of software; hire and retain the necessary R&D talent; stimulate customer demand for and convince customers to adopt new technologies; innovate and develop new technologies and applications; and acquire or obtain third-party technologies that may have valuable applications in the markets that we serve.
We expect to make investments where we believe that we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives and strengthen our existing businesses. Investments and investment collaborations in and with medical technology companies are inherently risky, and we cannot guarantee that any of our previous or future acquisitions, investments or investment collaborations will be successful or will not materially adversely affect our business, results of operations, cash flows and financial condition.
Increasing attention on environmental, social and governance (“ESG”) matters may have a material impact on our reputation and business operations, impose additional costs on us, and expose us to additional risks.
There is a heightened focus from stakeholders, including regulators and shareholders, on issues relating to ESG matters, including environmental stewardship, social responsibility, diversity and inclusion, and corporate governance matters. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price and our access to and costs of capital. Increasing attention on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in noncompliance, reputational impacts, the loss of business and a diluted market valuation. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.
If our ESG initiatives fail to satisfy investors, customers, or other stakeholders, our reputation, our ability to sell products and services to customers, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure to fulfill our ESG goals, targets and objectives or to satisfy various reporting standards could also have similar negative impacts on our reputation, business and result of operations.
The impact of pending or existing climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present major risks to our future operations.
The physical impacts of natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, winter storms, wildfires or flooding could pose physical risks to our facilities, temporarily reduce demand, disrupt our supply chain operations and our suppliers’ operations, and negatively impact operational costs. Additionally, the impacts of climate change on global water resources may result in water scarcity, which could impact our ability to access sufficient quantities of water in manufacturing locations and result in increased costs. As new legal and regulatory requirements designed to mitigate the effects of climate change on the environment are increasing, they may impose obligations which may increase our compliance burdens and costs to meet these obligations. Individually or in the aggregate, such risks could materially negatively impact our future operations.
Quality concerns with our processes, goods, and services could harm our reputation for producing high-quality products and erode our competitive advantage, sales, and market share.
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
We rely on a combination of patents, trade secrets, and non-disclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so. While we intend to defend against any threats to our intellectual property, any litigation to counter the infringement, misappropriation, or unauthorized use of our intellectual property may require the expenditure of significant financial and managerial resources, which may adversely affect our business, results of operations, cash flows and financial condition. Additionally, our patents, trade secrets, or other agreements may not prevent competitors from independently developing or selling similar products and services and may not adequately deter misappropriation or improper use of our technology. Further, pending patent applications may not result in patents being issued to us. Patents issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors and such patents may be found invalid, unenforceable or insufficiently broad to protect our technology and may limit our competitive advantage. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and the required licenses may not be available on reasonable terms or at all.
We also rely on non-disclosure and non-competition agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. Further, new proposed regulations in the U.S. would prohibit certain competition agreements, and if final regulations are adopted as proposed and enforced, we may not be able to rely on such agreements with certain of our employees or other parties.
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
In addition, the laws and intellectual property systems of certain countries in which we market some of our products do not protect our intellectual property rights to the same extent as in the U.S., which may impact our market position in those countries. We could also face competition in countries where we have not invested in an intellectual property portfolio, or where we have not invested in the same protection as in the U.S. If we are unable to protect our intellectual property in those countries, it could have a material adverse effect on our reputation, business, results of operations, cash flows and financial condition.
COVID-19 has had, and may continue to have, an adverse effect on our business, results of operations, cash flows and financial condition, the nature and extent of which are uncertain and unpredictable.
While we have seen improvement in demand for our products and resumption of our clinical trials as the strength of COVID-19 and its variants have waned, the pandemic and its effects on the economy, employment, patient behaviors and supply chain, among others, has had an adverse effect on, and may continue to impact our business. Please refer to the section entitled “Reductions and interruptions in supply chain in addition to increasing costs have, and may continue to, adversely affect our business, results of operations, cash flows and financial condition” above.
The Company continues to respond to such challenges, and while we have business continuity plans in place, the impact of the ongoing challenges we are experiencing, along with their potential escalation, may adversely affect our business. The future impact of pandemic-related developments remains uncertain, and we continue to monitor relevant conditions as there can be no assurances that there will not be delays or closures of clinical sites, variable demand for products or material impacts on our supply chain should COVID-19 or its reverberating impacts on the economy strengthen or reemerge.
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
We may incur impairments of intangible assets and goodwill that may adversely affect our financial results.
We review, when circumstances warrant, the carrying amounts of our intangible assets to determine whether those carrying amounts continue to be recoverable in accordance with U.S. Generally Accepted Accounting Principles. Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in the use of assets, divestitures and market capitalization declines, among other events, may result in impairments to goodwill and other intangible assets. Recent impairments have significantly affected our financial results, and future impairments could significantly affect reported financial results.
As of December 31, 2022, the carrying value of our net intangible assets and goodwill totaled $1.1 billion, which represented 49.6% of our total assets. During the quarter ended September 30, 2022, we determined the goodwill associated with our ACS reporting unit was impaired, and as a result, recorded an impairment of $129.4 million. During the year ended December 31, 2020, we entered into a Purchase Agreement for the divestiture of certain of LivaNova’s subsidiaries as well as certain other assets and liabilities relating to the Company’s Heart Valve business that resulted in an impairment of the Heart Valves disposal group of $180.2 million and a $21.3 million goodwill impairment. For additional information, please refer to “Note 5. Divestiture of Heart Valve Business” in our consolidated financial statements and accompanying notes, beginning on page F-1 of this Annual Report on Form 10-K.
The success and continuing development of our products depend on maintaining strong relationships with physicians and healthcare professionals.
If we fail to maintain our working relationships with physicians and other healthcare professionals, our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products. Physicians assist us as researchers, marketing consultants, product consultants, inventors and public speakers, and we rely on these professionals to provide us with considerable knowledge and experience. If we are unable to maintain these strong relationships, the development and marketing of our products could suffer, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Inadequate funding for U.S. federal government agencies and government shutdowns could negatively affect our business, results of operations, cash flows and financial condition.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, government shutdowns and statutory, regulatory and policy changes. In addition, a portion of our revenue is dependent on U.S. federal government healthcare program reimbursement. Any disruption in U.S. federal government operations, including government shutdowns, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Risks Related to our Indebtedness
Paying amounts due in cash in respect of our outstanding Notes on interest payment dates, at maturity and upon exchange thereof will require a cash payment. We may not have sufficient cash flow from our business to pay when due, or raise the funds necessary to pay when due, amounts owed in respect of the Notes or any amounts owed under our revolving credit facility and term facilities, which could adversely affect our business and results of operations.
On June 17, 2020, our wholly-owned subsidiary, LivaNova USA, Inc., issued $287.5 million aggregate principal amount of 3.00% 2020 Cash Exchangeable Senior Notes (the “Notes”) due in 2025. The ability to make scheduled payments of interest on, and principal of, to satisfy exchanges for cash in respect of, and/or to refinance, our outstanding Notes or other indebtedness (including any indebtedness under our revolving credit facility or term facilities) depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. (For further information on our term facilities, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K under the section entitled “Liquidity and Capital Resources”). If we are unable to generate enough cash flow to make payments on the Notes or other indebtedness when due, we may be required to adopt one or more alternatives, such as selling assets or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or other indebtedness, which we may need to do in order to satisfy our obligations thereunder, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or our revolving credit facility or term facilities.
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
In addition, our indebtedness including under the Notes, combined with our other financial obligations and contractual commitments including those under our revolving credit facility or term facilities, could have other important consequences. For example, it could:
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
Any of these factors could harm our business, results of operations, cash flows and financial condition. In addition, if we incur additional indebtedness under the revolving credit facility or term facilities, the risks related to our business and our ability to repay our indebtedness including under the Notes would increase. For additional information, please refer to “Note 11. Financing Arrangements” in the consolidated financial statements in this Annual report on Form 10-K.
The conditional exchange features of the Notes if triggered, may adversely affect our liquidity and operating results.
If the conditional exchange feature of the Notes is triggered, holders of Notes are entitled to exchange the Notes at any time during specified periods, at their option. Holders of the Notes for example, are entitled to exchange the Notes during any calendar quarter, if the last reported sale price of LivaNova’s ordinary shares, with a nominal value of £1.00 per share for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price – the exchange price being $60.98 per share and the “conversion trigger” (subject to other conditions per the Indenture) being $79.27 per share – on each applicable trading day. The exchange condition was not satisfied on December 31, 2022, and therefore, exchangeability is not an option from January 1, 2023 through March 31, 2023. If holders elect to exchange their Notes during future periods following the satisfaction of an exchange condition as laid out in the Indenture, we would be required to settle our exchange obligation through the payment of cash, which could adversely affect our liquidity.
Our debt instruments require us to comply with affirmative covenants and specified financial covenants and ratios and other obligations.
Certain restrictions and covenants in our debt instruments, including our revolving credit facility or term facilities, could affect our ability to operate and may limit our ability to react to market conditions or to take advantage of potential business opportunities as they arise. For example, such restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance capital needs. Additionally, our ability to comply with these covenants and restrictions may be affected by events beyond our control, such as prevailing economic, financial, regulatory and industry conditions. If any of these restrictions or covenants is breached, we could be in default under one or more of our debt instruments, which, if not cured or waived, could result in acceleration of the indebtedness under such agreements and cross defaults under our other debt instruments. (For more information on these debt instruments, please refer to “Note 11. Financing Arrangements.”)

The effective interest expense reported in our consolidated financial statement of operations is significantly greater than the stated interest rates of the Notes and may result in volatility to our reported financial results, which could adversely affect the price at which our ordinary shares trade.
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

Risks Relating to Tax and Our Jurisdiction of Incorporation
We are incorporated in England and Wales and governed by their laws which may afford less protection to shareholders than under U.S. laws.
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
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our results of operations and financial condition.
We are subject to income taxes as well as non-income-based taxes in the U.S., the UK, the EU and various other jurisdictions. No assurances can be given as to what our worldwide effective corporate tax rate will be because of, among other things, uncertainty regarding the tax regulations and laws, enactment and enforceability thereof and policies of the jurisdictions where we operate. Our actual effective tax rate may vary from our expectations or from historical trends and that variance may be material. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. We are also subject to ongoing tax audits in various non-U.S. jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We believe that our accruals reflect the probable outcome of known contingencies. However, there can be no assurance that we will accurately predict the outcomes of ongoing audits, and the actual outcomes of these audits could have a material impact on our consolidated statements of income (loss) or financial condition.
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
We are a public limited company incorporated under the laws of England and Wales. Under English law, our Board of Directors may only allot shares with the prior authorization of shareholders. English law also generally provides shareholders with preemptive rights when new shares are issued for cash, which rights may be excluded by shareholders. In addition, English law generally prohibits a public company from repurchasing its own shares without the prior approval of shareholders. As a result, our shareholders must approve these authorities at an annual general meeting of shareholders. If we do not receive shareholder approval of these matters, we may not be able to raise additional capital in a timely manner or at all, if, and as needed, to fund our operations. In addition, we may not be able to continue to grant equity awards to directors under the relevant incentive plan.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive office is located in the UK and is leased by us. Our business segments have headquarters located in the U.S. for Neuromodulation and Advanced Circulatory Support and Italy for Cardiopulmonary. We have manufacturing and research facilities located in Brazil, Germany, Italy, Australia and the U.S. Our manufacturing and research facilities are approximately 1.0 million square feet. The manufacturing and research facilities located in the U.S., Italy and Brazil are substantially owned by us. Approximately 46% of our manufacturing and research facilities by square feet are located within the U.S. Approximately 57% of our manufacturing and research facilities by square feet are owned by us and the balance is leased.
We also maintain 25 primary administrative offices in 18 countries. Most of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture and market our products. We believe that all of our facilities are in good operating condition, suitable for their respective uses and adequate for current needs.
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
As of February 17, 2023, according to data provided by our transfer agent, there were 20 stockholders of record. A substantially greater number of holders of our ordinary shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Dividend Policy
We currently have no intention to declare and pay dividends.
Issuer Purchases of Securities
None.
Stock Performance Graph
The following graph compares our five-year cumulative total return with the five-year cumulative total return of the companies on the Standard & Poor’s (“S&P’s”) 500 Index and the companies on the S&P Health Care Equipment Index. This graph assumes the investment of $100 on December 31, 2017 and the reinvestment of all dividends since that date.
The information under the caption “Stock Performance Graph” above is not deemed to be “filed” as part of the Annual Report on Form 10-K and is not subject to the liability provisions of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such information will not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, unless we explicitly incorporate it into such filing at such time.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Annual Report on Form 10-K. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not be recalculated from the rounded numbers used for disclosure purposes. The following discussion, analysis and comparisons generally focus on the operating results for the years ended December 31, 2022 (“2022”), December 31, 2021 (“2021”) and December 31, 2020 (“2020”).
We have elected to omit certain discussions on the earliest of the three years covered in this Annual Report on Form 10-K. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the year ended December 31, 2021, filed on March 1, 2022, for reference to discussion of the fiscal year ended December 31, 2020, the earliest of the three fiscal years presented.
Macroeconomic Environment
The current macroeconomic environment, including foreign exchange volatility, supply chain challenges, rising inflation, and geopolitical instability, has impacted and may continue to impact our business. In 2022, our net revenue and profitability were negatively affected by the unfavorable foreign currency exchange impact of the strengthened United States (“U.S.”) dollar against a number of currencies. Furthermore, we continue to experience supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues in the wake of COVID-19. Though, to date, our supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Moreover, freight and labor costs at our manufacturing facilities have increased substantially due to COVID-related disruptions and in the wake of inflation globally. The Company continues to respond to such challenges, and while we have business continuity plans in place, the impact of the ongoing challenges we are experiencing, along with their potential escalation, may adversely affect our business. The future impact of pandemic-related developments remains uncertain.
In February 2022, Russia launched an invasion in Ukraine which caused us to assess our ability to sell in the market due to international sanctions, to consider the potential impact of raw material sourced from the region, and to determine whether we are able to transact in a compliant fashion. Although the region represented only 1.0% of our total net revenue for 2022, the Russian invasion of Ukraine has increased economic uncertainties, and a significant escalation or continuation of the conflict could have a material, global impact on our operating results. In addition, our Russian employees and local subsidiary are subject to evolving laws and regulations imposed by the Russian authorities in response to international sanctions. For further discussion on these macroeconomic pressures and potential implications, refer to “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Description of the Business
We are a public limited company organized under the laws of England and Wales and headquartered in London, England. We are a global medical device company. We design, develop, manufacture and sell products and therapies that are consistent with our mission to provide hope for patients and their families through innovative medical technologies, delivering life-changing improvements for both the Head and Heart.
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
Business Segments
LivaNova is comprised of three reportable segments: Cardiopulmonary, Neuromodulation and Advanced Circulatory Support, corresponding to our primary business units. Other includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For the years ended December 31, 2021 and 2020, Other also includes the results of our Heart Valve business, which was divested on June 1, 2021.

Cardiopulmonary
Our Cardiopulmonary segment is engaged in the development, production and sale of cardiopulmonary products, including heart-lung machines (“HLM”), oxygenators, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories. It includes the development of the Essenz Perfusion System, our next-generation HLM and a patient monitor that delivers a patient-tailored approach, supporting data-driven decisions during cardiopulmonary bypass procedures. In the fourth quarter of 2022, we completed the first clinical cases using Essenz in two major centers in Europe.
Information on Cardiopulmonary that could potentially impact our consolidated financial statements and related disclosures is incorporated by reference to “Note 14. Commitments and Contingencies: FDA Warning Letter” and “Note 14. Commitments and Contingencies: Product Liability Litigation” in the consolidated financial statements in this Annual Report on Form 10-K.
Neuromodulation
Our Neuromodulation segment is engaged in the design, development and marketing of devices that deliver neuromodulation therapy for treating drug-resistant epilepsy (“DRE”) and difficult-to-treat depression (“DTD”). It also encompasses the development and management of clinical testing of our aura6000 System for treating obstructive sleep apnea (“OSA”) and, until recently, our VITARIA System which was intended to treat heart failure.
Epilepsy
We continue to make significant investments in R&D focused on improving the Vagus Nerve Stimulation Therapy (“VNS Therapy”) System with an enhanced pulse generator, lead and programming software, and we are developing new products that provide additional features and functionality. We also support studies for our product development efforts and to build clinical evidence for the VNS Therapy System.
Peer reviewed evidence published in 2021 and 2022 continues to confirm the safety, efficacy and cost effectiveness of VNS Therapy in both the adult and pediatric patient population. In January 2022, the Journal of Neurology published a meta-analysis and systematic review that demonstrated benefits of VNS Therapy in adults with DRE that demonstrates that seizure frequency improves without an increase in the rate of serious adverse events or discontinuations. These data further support consideration of VNS Therapy for people who are not responding to anti-seizure medications (“ASMs”) and those unsuitable or unwilling to undergo surgery.
Depression, Obstructive Sleep Apnea and Heart Failure
A discussion of LivaNova’s strategic portfolio initiatives, including Depression, Obstructive Sleep Apnea and Heart Failure, are incorporated by reference to the sections titled “Depression,” “Obstructive Sleep Apnea” and “Heart Failure,” respectively, included within “Part I., Item 1. Business” in this Annual Report on Form 10-K.
Advanced Circulatory Support
Our Advanced Circulatory Support (“ACS”) segment is engaged in the development, production and sale of leading-edge temporary life support products. Our ACS products, which comprise the LifeSPARC platform and ProtekDuo cannula, simplify temporary extracorporeal cardiopulmonary life support solutions for critically ill patients. The LifeSPARC platform includes a common compact console and pump that provides temporary support for emergent rescue patients in a variety of settings. Designed for ease of use, the system offers power and versatility for multi-disciplinary programs to support more patients in more places. The platform is accompanied by four specialized and ready-to-deploy kits, each designed to support diverse cannulation strategies. In November 2022, the FDA approved our LifeSPARC platform for extracorporeal membrane oxygenation (“ECMO”). This approval allows for our LifeSPARC platform to be used for ECMO beyond six hours for patients in acute respiratory failure or acute cardiopulmonary failure, including but not limited to those receiving treatment for COVID-19.

We previously owned a 3% equity interest in ALung Technologies, Inc. (“ALung”), a privately-held medical device company focused on creating advanced medical devices for treating respiratory failure. In May 2022, we acquired the remaining 97% of equity interests for a purchase price of up to $110.0 million, consisting of $10.0 million paid at closing, subject to customary adjustments, and contingent considerations of up to $100.0 million payable upon achievement of certain sales-based milestones beginning in 2023 and ending in 2027. Due to synergies anticipated between ALung and our existing ACS business, the assets acquired, including goodwill, are recognized in our ACS segment. The goodwill for the ACS reporting unit was fully impaired during the third quarter of 2022. The fair value of the contingent consideration liability as of May 2, 2022, the acquisition date, and December 31, 2022 was $16.8 million and $15.9 million, respectively. For additional information, please refer to “Note 4. Business Combinations” and “Note 8. Goodwill and Intangible Assets” in our consolidated financial statements and accompanying notes beginning on page F-1 of this Annual Report on Form 10-K. As a result of the ALung transaction, our ACS segment also includes the Hemolung Respiratory Assist System (“Hemolung RAS”), which is the only FDA-cleared platform designed specifically for low-flow extracorporeal carbon dioxide removal for acute respiratory failure.
In August 2022, the Centers for Medicare & Medicaid Services (“CMS”) approved a New Technology Add-on Payment (“NTAP”) for our Hemolung RAS for in-patient care. The NTAP designation is awarded to novel medical technologies and services supported by clinical evidence that are expected to substantially improve the diagnosis or treatment of Medicare beneficiaries.
Divestiture of Heart Valve Business
On December 2, 2020, LivaNova entered into a Purchase Agreement with Mitral Holdco S.à r.l. (“Mitral”), a company incorporated under the laws of Luxembourg and wholly-owned and controlled by funds advised by Gyrus Capital S.A., a Swiss private equity firm. The Purchase Agreement provided for the divestiture of certain of LivaNova’s subsidiaries as well as certain other assets and liabilities relating to the Company’s Heart Valve business and site management operations conducted by the Company’s subsidiary LSM at the Company’s Saluggia campus for $64.1 million. On April 9, 2021, LivaNova and the Purchaser entered into an Amended & Restated Purchase Agreement to, among other things, defer the closing of the sale and purchase of LSM by up to two years and include or amend certain additional terms relating to such deferral, including certain amendments relating to the potential hazardous substances liabilities of LSM and the related expense reimbursement provisions.
The sale of the Heart Valve business closed on June 1, 2021. We received $45.5 million in 2021 and the remaining deferred purchase price of $9.5 million in 2022. Also, in 2022, we made a $4.8 million payment to Mitral upon finalizing the trade working capital and net indebtedness adjustments. During the year ended December 31, 2021, we recognized a loss from the sale of the Heart Valve business of $1.9 million, which is included within other operating expenses on the consolidated statements of income (loss).

Results of Operations
The following table summarizes our consolidated results for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net revenue	$1,021,805	$1,035,365	$934,241
Cost of sales	314,577	329,371	339,478
Gross profit	707,228	705,994	594,763
Operating expenses:
Selling, general and administrative	469,243	471,904	446,561
Research and development	155,805	183,414	152,902
Impairment of disposal group	—	—	180,160
Impairment of goodwill	129,396	—	21,269
Other operating expenses	29,536	51,460	67,770
Operating loss from continuing operations	(76,752)	(784)	(273,899)
Interest expense	(48,250)	(50,151)	(40,837)
Loss on debt extinguishment	—	(60,238)	(1,407)
Foreign exchange and other income/(expense)	49,860	(13,299)	(31,879)
Loss from continuing operations before tax	(75,142)	(124,472)	(348,022)
Income tax expense (benefit)	11,051	11,198	(960)
Losses from equity method investments	(53)	(148)	(264)
Net loss from continuing operations	(86,246)	(135,818)	(347,326)
Net loss from discontinued operations, net of tax	—	—	(1,493)
Net loss	$(86,246)	$(135,818)	$(348,819)

Net Revenue by Segment and Geographic Area:
The following table presents net revenue by operating segment and geographic region for the years ended December 31, 2022, 2021 and 2020 (in thousands, except for percentages):

				% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Cardiopulmonary
United States	$159,489	$154,073	$132,543	3.5%	16.2%
Europe (1)	127,064	134,562	122,062	(5.6)%	10.2%
Rest of World	213,761	194,344	192,127	10.0%	1.2%
	500,314	482,979	446,732	3.6%	8.1%
Neuromodulation
United States	374,542	358,476	282,509	4.5%	26.9%
Europe (1)	50,291	51,435	39,019	(2.2)%	31.8%
Rest of World	52,160	46,261	32,916	12.8%	40.5%
	476,993	456,172	354,444	4.6%	28.7%
Advanced Circulatory Support
United States	37,527	53,821	41,094	(30.3)%	31.0%
Europe (1)	1,447	1,120	1,027	29.2%	9.1%
Rest of World	327	518	200	(36.9)%	159.0%
	39,301	55,459	42,321	(29.1)%	31.0%
Other (2)
United States	—	4,929	12,488	(100.0)%	(60.5)%
Europe (1)	—	14,407	31,259	(100.0)%	(53.9)%
Rest of World	5,197	21,419	46,997	(75.7)%	(54.4)%
	5,197	40,755	90,744	(87.2)%	(55.1)%
Totals
United States	571,558	571,299	468,634	—%	21.9%
Europe (1)	178,802	201,524	193,367	(11.3)%	4.2%
Rest of World	271,445	262,542	272,240	3.4%	(3.6)%
Total	$1,021,805	$1,035,365	$934,241	(1.3)%	10.8%
(1)Includes countries in Europe where we have a direct sales presence. Countries where sales are made through distributors are included in “Rest of World.”
(2)For the years ended December 31, 2021 and 2020, Other primarily includes the net revenue of the Company’s Heart Valve business, which was divested on June 1, 2021.
The following table presents segment (loss) income from continuing operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

				% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Cardiopulmonary	$11,247	$(6,429)	$35,735	(274.9)%	(118.0)%
Neuromodulation	172,775	169,499	109,273	1.9%	55.1%
Advanced Circulatory Support	(142,590)	2,195	(575)	(6596.1)%	(481.7)%
Other (1) (2)	(85,249)	(129,082)	(365,116)	(34.0)%	(64.6)%
Total reportable segment (loss) income from continuing operations (3)	$(43,817)	$36,183	$(220,683)	(221.1)%	(116.4)%
(1)Other includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For the years ended December 31, 2021 and 2020, Other also includes the results of the Company’s Heart Valve business, which was divested on June 1, 2021.

(2)Results for the year ended December 31, 2020 include $180.2 million and $21.3 million in impairments of the Heart Valves disposal group and allocated goodwill, respectively. Additionally, the results for the year ended December 31, 2020 include a $42.2 million decommissioning provision at our Saluggia site. Refer to “Note 5. Divestiture of Heart Valve Business” and “Note 14. Commitments and Contingencies,” respectively, in our consolidated financial statements and accompanying notes, beginning on page F-1 of this Annual Report on Form 10-K for additional information.
(3)For a reconciliation of segment (loss) income from continuing operations to our consolidated loss from continuing operations before tax, refer to “Note 20. Geographic and Segment Information” in our consolidated financial statements and accompanying notes, beginning on page F-1 of this Annual Report on Form 10-K.
Cardiopulmonary
Cardiopulmonary net revenue for the year ended December 31, 2022, increased 3.6% to $500.3 million compared to the year ended December 31, 2021, primarily due to growth in the U.S. and Rest of World regions. This growth was primarily driven by oxygenators due to an increase in cardiac surgery procedures and strength in heart-lung machine placements in the Rest of World region. These increases were partially offset by unfavorable foreign currency fluctuations of approximately $33.5 million.
Cardiopulmonary segment income for the year ended December 31, 2022, was $11.2 million, compared to segment loss of $6.4 million for the year ended December 31, 2021. The increase in segment income was primarily due to a decrease in the litigation provision and legal costs related to our 3T Heater-Cooler device totaling $16.8 million, as well as an increase in net revenue, as discussed above, partially offset by an increase in SG&A expenses.
Cardiopulmonary net revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020, increased 8.1% to $483.0 million primarily due to growth in oxygenator sales resulting from an increase in procedure volumes, across all regions, growth in HLM sales in the U.S. region, as well as the favorable impact of foreign currency fluctuations, partially offset by a reduction in capital equipment purchases in the Rest of World region.
Cardiopulmonary segment loss for the year ended December 31, 2021, was $6.4 million compared to segment income for the year ended December 31, 2020, of $35.7 million. The decrease in segment income was primarily due to an increase in the litigation provision related to our 3T Heater-Cooler device and related legal costs of $37.8 million, as well as an increase in sales and marketing expenses due to lower 2020 commercial related variable and discretionary spending as a result of COVID-19 during the year ended December 31, 2020 and an increase in R&D expenses due to the upcoming launch of our next-generation HLM. These increases in expenses were partially offset by an increase in net revenue, as discussed above.
Neuromodulation
Neuromodulation net revenue for the year ended December 31, 2022, increased 4.6% to $477.0 million compared to the year ended December 31, 2021, primarily due to growth across all regions driven by replacement implants as well as improving market dynamics, partially offset by unfavorable foreign currency fluctuations of approximately $9.7 million.
Neuromodulation segment income for the year ended December 31, 2022, was $172.8 million compared to $169.5 million for the year ended December 31, 2021. The increase in segment income was primarily due to an increase in net revenue, as discussed above, as well as the net favorable impact of the change in fair value of the sales-based and milestone-based contingent consideration arrangement associated with the acquisition of ImThera of $13.8 million. The increase in segment income was partially offset by increases in R&D expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 totaling $13.8 million associated with the Company’s RECOVER study and ANTHEM-HFrEF and Obstructive Sleep Apnea using Targeted Hypoglossal Neurostimulation (“OSPREY”) clinical trials, as well as an increase in SG&A expenses.
Neuromodulation net revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020, increased 28.7% to $456.2 million primarily due to improving market dynamics across all regions resulting from increased hospital access and patient willingness to return to clinics.
Neuromodulation segment income increased 55.1% for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily from an increase in net revenue, as discussed above. This increase was partially offset by the net impact of the change in fair value of the sales-based and milestone-based contingent consideration arrangement associated with the acquisition of ImThera of $21.5 million, as well as an increase in sales and marketing expenses due to lower 2020 commercial related variable and discretionary spending as a result of COVID-19 during the year ended December 31, 2020 and an increase in R&D expenses due to our DTD and heart failure clinical trials.

Advanced Circulatory Support
ACS net revenue for the year ended December 31, 2022, decreased 29.1% to $39.3 million compared to the year ended December 31, 2021, primarily due to a reduction in patients treated with ECMO related to fewer severe COVID-19 cases, product mix and hospital-related challenges, partially offset by growth in non-COVID-19 cases.
ACS segment loss for the year ended December 31, 2022, was $142.6 million compared to segment income of $2.2 million for the year ended December 31, 2021. Segment loss was predominantly attributed to the impairment of the goodwill associated with our ACS segment of $129.4 million. For additional information, please refer to “Note 8. Goodwill and Intangible Assets” in the consolidated financial statements in this Annual Report on Form 10-K. Segment loss was also negatively impacted by the declines in net revenue, as discussed above. These negative impacts were partially offset by the net favorable impact of the change in fair value of a regulatory milestone-based contingent consideration arrangement associated with the TandemLife acquisition of $14.3 million.
ACS net revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020, increased 31.0% to $55.5 million, resulting from continued adoption and utilization of LifeSPARC in the U.S. and an increase in procedure volumes.
ACS segment income increased 481.7% for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily from an increase in sales, as discussed above. This increase was partially offset by an increase in sales and marketing expenses due to lower commercial related variable and discretionary spending as a result of COVID-19 during the year ended December 31, 2020.
Costs and Expenses
The following table presents costs and expenses as a percentage of net revenue for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Cost of sales	30.8%	31.8%	36.3%
Selling, general and administrative	45.9%	45.6%	47.8%
Research and development	15.2%	17.7%	16.4%
Impairment of disposal group	—%	—%	19.3%
Impairment of goodwill	12.7%	—%	2.3%
Other operating expenses	2.9%	5.0%	7.3%
Cost of Sales
Cost of sales consisted primarily of direct labor, allocated manufacturing overhead, the acquisition cost of raw materials and components.
Cost of sales as a percentage of net revenue was 30.8% for the year ended December 31, 2022, a decrease of 1.0% compared to the year ended December 31, 2021. The decrease was primarily due to favorable product mix, partially resulting from the sale of the Company’s Heart Valve business during the second quarter of 2021, as well as the net impact of the change in fair value of sales-based contingent consideration arrangements. These decreases in cost of sales were partially offset by increased costs driven by supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues in the wake of COVID-19.
Cost of sales as a percentage of net revenue was 31.8% for the year ended December 31, 2021, a decrease of 4.5% compared to the year ended December 31, 2020. The decrease was primarily due to favorable product mix, partially due to the sale of the Heart Valve business during the second quarter of 2021, unfavorable manufacturing variances during the year ended December 31, 2020, as well as a decline in product remediation expenses associated with our 3T Heater-Cooler device of $7.0 million. These decreases were partially offset by the net impact of the change in fair value of a sales-based contingent consideration arrangement of $4.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses are comprised of sales, marketing, general and administrative activities.
SG&A expenses as a percentage of net revenue was 45.9% for the year ended December 31, 2022, an increase of 0.3% compared to the year ended December 31, 2021, primarily due to increased costs resulting from inflationary pressures and logistical issues, partially offset by foreign currency fluctuations.

SG&A expenses as a percentage of net revenue decreased for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase in sales which resulted in favorable operating leverage, partially offset by an increase in sales and marketing expenses due to lower commercial related variable and discretionary spending as a result of COVID-19 during the year ended December 31, 2020.
Research and Development Expenses
R&D expenses consist of product design and development efforts, clinical study programs and regulatory activities, which are essential to our strategic portfolio initiatives, including DTD, OSA and, until recently, heart failure.
R&D expenses as a percentage of net revenue was 15.2% for the year ended December 31, 2022, a decrease of 2.5% compared to the year ended December 31, 2021. The decrease was primarily due to a decrease in R&D expense resulting from the net impact of changes in fair value of milestone-based contingent consideration arrangements of $28.5 million. The aforementioned decrease in R&D expense was partially offset by increases associated with the Company’s RECOVER study and ANTHEM-HFrEF and OSPREY clinical trials totaling $13.8 million.
R&D expenses as a percentage of net revenue increased for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase in R&D expense resulting from the net impact of changes in fair value of milestone-based contingent consideration arrangements of $16.6 million as well as an increase in R&D expenses due to the upcoming launch of our next-generation HLM and due to our DTD and heart failure clinical trials.
Impairments of Disposal Group and Goodwill
We test goodwill for impairment on an annual basis on October 1 or when events or changes in circumstances indicate that a potential impairment exists.
As part of our third-quarter 2022 assessment, we considered that revenue for our ACS reporting unit during the nine months ended September 30, 2022, had declined by approximately 29% compared to the prior year period, primarily as a result of a reduction in severe COVID-19 cases, hospital-related challenges and product mix. Furthermore, future revenue projections were reduced. Based on these circumstances, we concluded it was more likely than not that the goodwill of our ACS reporting unit was impaired, and we performed a quantitative assessment of the goodwill as of September 30, 2022, using management’s then current estimate of future cash flows. Based on the valuation performed, we determined that the fair value of the ACS reporting unit was less than the carrying value and recognized a goodwill impairment of $129.4 million.
During the year ended December 31, 2020, we recognized an impairment of $180.2 million to record the Heart Valves disposal group at fair value less estimated cost to sell. Additionally, during the year ended December 31, 2020, we recorded a $21.3 million impairment to the goodwill allocated to the Heart Valves disposal group based upon the relative fair values of the businesses. For further information refer to “Note 5. Divestiture of Heart Valve Business” in our consolidated financial statements and accompanying notes, beginning on page F-1 of this Annual Report on Form 10-K.
Other Operating Expenses
Other operating expenses consists primarily of the provision for litigation involving our 3T Heater-Cooler device, the provision for the decommissioning of hazardous substances at our site in Saluggia, Italy, merger and integration expense, restructuring expense, and the loss on the on sale of our Heart Valve business.
Other operating expenses as a percentage of net revenue was 2.9% for the year ended December 31, 2022, a decrease of 2.1% compared to the year ended December 31, 2021. The decrease was primarily due to a decrease in the litigation provision related to our 3T Heater-Cooler device of $16.3 million.
Other operating expenses as a percentage of net revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020, decreased primarily due to a $42.2 million provision recognized in 2020 for our obligation to clean and dismantle contaminated buildings and equipment at our Saluggia, Italy campus as well as to deliver hazardous substances to a national repository. For further information, refer to “Note 14. Commitments and Contingencies” in our consolidated financial statements and accompanying notes, beginning on page F-1 of this Annual Report on Form 10-K. This decrease was partially offset by an increase in the litigation provision related to our 3T Heater-Cooler device of $34.2 million.
Interest Expense
We incurred interest expense of $48.3 million for the year ended December 31, 2022, compared to $50.2 million and $40.8 million for the years ended December 31, 2021 and 2020, respectively. The decrease for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the repayment of the Company’s 2020 senior secured term loan during the third quarter of 2021, partially offset by interest expense associated with the February 2022 Bridge Loan

Facility and the Initial Term Facility. The increase for the year ended December 31, 2021, compared to the year ended December 31, 2020 was primarily due to $10.5 million in increased interest expense in 2021 from the 2020 Cash Exchangeable Senior Notes (the “Notes”) that were entered into in June 2020. For further information on our debt refer to “Note 11. Financing Arrangements” in our consolidated financial statements and accompanying notes, beginning on page F-1 of this Annual Report on Form 10-K.
Loss on Debt Extinguishment
Loss on debt extinguishment for the year ended December 31, 2021, resulted from the early repayment and termination of the Company’s 2020 senior secured term loan and revolving credit facility with ACF FINCO I LP totaling $60.2 million. For further details on the loss on debt extinguishment, refer to “Note 11. Financing Arrangements” in our consolidated financial statements and accompanying notes, beginning on page F-1 of this Annual Report on Form 10-K.
Foreign Exchange and Other Income/(Expense)
Foreign exchange and other income/(expense) consist primarily of gains and losses arising from transactions denominated in a currency different from an entity’s functional currency, foreign currency exchange rate derivative gains and losses and changes in the fair value of embedded and capped call derivatives.
Foreign exchange and other income/(expense) was income of $49.9 million for the year ended December 31, 2022, compared to losses of $13.3 million and $31.9 million for 2021 and 2020, respectively. For further details, refer to “Note 21. Supplemental Financial Information” in our consolidated financial statements and accompanying notes, beginning on page F-1 of this Annual Report on Form 10-K.
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
Our effective income tax rate from continuing operations was (14.7%), (9.0)% and 0.3% for the years ended December 31, 2022, 2021 and 2020, respectively.
Compared with the year ended December 31, 2021, the decrease in the effective tax rate for 2022 was primarily attributable to changes in valuation allowances offset by other discrete items including the goodwill impairment of ACS reporting unit.
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
Each reporting period, we review if there are circumstances that warrant an evaluation of the carrying amounts of our property and equipment and our finite-lived intangible assets to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include, among other items, an expectation of a sale or disposal of a long-lived asset or asset group, adverse changes in market or competitive conditions, an adverse change in legal factors or business climate in the markets in which we operate and operating or cash flow losses. Long-lived assets held and used are assessed for possible impairment by comparing their carrying values with their associated undiscounted, future cash flows. In order to calculate the impairment charge, we generally measure fair value by considering sale prices for similar assets, discounted estimated future cash flows using an appropriate discount rate and/or estimated replacement cost.
We estimate the useful lives of our finite-lived intangible assets, which requires significant management judgment. We evaluate our intangible assets each reporting period to determine whether events and circumstances indicate a different useful life.
We evaluate the goodwill and indefinite-lived intangible assets for impairment annually on October 1st and whenever other facts and circumstances indicate that the carrying amounts of goodwill and other indefinite-lived intangible assets may not be recoverable. Estimating the fair value of goodwill requires various assumptions, including revenue growth rates. We performed a sensitivity analysis of the revenue growth rate for our Cardiopulmonary and Neuromodulation reporting units, as of October 1, 2022, and determined that a decrease of 0.5% in the expected revenue growth rate would not result in an impairment of goodwill. Estimating the fair value of indefinite-lived intangible assets requires various assumptions, including revenue growth rates, timing and probability of commercialization, and discount rates. We performed a sensitivity analysis, as of October 1, 2022, for each of these assumptions and determined that an increase of 0.5% in the discount rate, or a decrease of 0.5% in the expected revenue growth rate would not result in an impairment of our indefinite-lived intangible asset.
As part of our third-quarter 2022 assessment, we considered that revenue for our ACS reporting unit during the nine months ended September 30, 2022, had declined by approximately 29% compared to the prior year period, primarily as a result of a reduction in severe COVID-19 cases, hospital-related challenges and product mix. Furthermore, future revenue projections were reduced. Based on these circumstances, we concluded it was more likely than not that the goodwill of our ACS reporting unit was impaired, and we performed a quantitative assessment of the goodwill as of September 30, 2022, using management’s then current estimate of future cash flows. Based on the valuation performed, we determined that the fair value of the ACS reporting unit was less than the carrying value and recognized a goodwill impairment of $129.4 million. For additional information, please refer to “Note 4. Business Combinations” and “Note 8. Goodwill and Intangible Assets” in the consolidated financial statements in this Annual report on Form 10-K.
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
We file federal and local tax returns in many jurisdictions throughout the world and are subject to income tax examinations for our fiscal year 2015 and subsequent years, with certain exceptions. While we believe that our tax return positions are fully supported, tax authorities may disagree with certain positions we have taken and assess additional taxes, and as a result, we may establish reserves for uncertain tax positions, which require a significant degree of management judgment. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves; however, the actual outcome of an audit can be significantly different than our expectations, which could have a material impact on our tax provision. The total amount of unrecognized tax benefit, as of December 31, 2022, if recognized, would reduce our income tax expense by approximately $1.6 million.
We periodically assess the recoverability of our deferred tax assets by considering whether it is more-likely-than-not that some or all of the actual benefit of those assets will be realized. To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: profitability in the most recent quarters; internal forecasts for the current and next two future years; size of deferred tax asset relative to estimated profitability; the potential effects on future profitability from increasing competition, healthcare reforms and overall economic conditions; limitations and potential limitations on the use of our net operating losses due to ownership changes, pursuant to Internal Revenue Code (“IRC”) Section 382; and the implementation of prudent and feasible tax planning strategies, if any.
For additional information, please refer to “Note 18. Income Taxes” in the consolidated financial statements in this Annual report on Form 10-K.
Legal and Other Contingencies
Provisions for legal contingencies are recognized when the Company determines it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Estimates are used in assessing the likelihood of a loss being incurred and when determining a reasonable estimate of the loss for each claim. Final settlement amounts may be materially different from the provision recorded. For additional information, please refer to “Note 14. Commitments and Contingencies” in the consolidated financial statements in this Annual report on Form 10-K.
Contingent Consideration Liabilities
Contingent consideration liabilities are from arrangements resulting from acquisitions that involve potential future payment of consideration that is contingent upon the achievement of performance milestones and sales-based earn-outs. Contingent consideration liabilities are measured at fair value each reporting period, the determination of which requires significant judgments and estimates. The fair value of contingent consideration is determined based on the consideration expected to be transferred and estimated as the probability of future cash flows, discounted to present value in accordance with accepted valuation methodologies. For additional information, please refer to “Note 10. Fair Value Measurements” in the consolidated financial statements in this Annual report on Form 10-K.
Embedded Exchange Feature and Capped Call Derivatives
In June 2020, the Company issued cash exchangeable senior notes and entered into related capped call transactions. The cash exchangeable senior notes include an embedded exchange feature that is bifurcated from the cash exchangeable senior notes. The embedded exchange feature derivative is measured at fair value using a binomial lattice model and discounted cash flows that utilize observable and unobservable market data. The capped call derivative is measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including stock price, remaining contractual term, expected volatility, risk-free interest rate and expected dividend yield, as applicable. The Company uses historical volatility and implied volatility from options traded to determine expected stock price volatility which is an unobservable input that is significant to the valuation. For additional information, please refer to “Note 10. Fair Value Measurements” and “Note 11. Financing Arrangements” in the consolidated financial statements in this Annual report on Form 10-K.
Liquidity and Capital Resources
Based on our current business plan, we believe that our sources of liquidity, which primarily consist of cash and cash equivalents, future cash generated from operations and available borrowings under our current debt facilities, will be sufficient to fund our uses of liquidity, primarily consisting of purchase obligations for expected operating, working capital, capital expenditures, and debt service requirements over the twelve-month period beginning from the issuance date of this Annual Report on Form 10-K. From time to time, we may decide to access debt and/or equity markets to optimize our capital structure, raise additional capital or increase liquidity as necessary. Our liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Item 1A. Risk Factors” above and by the contingencies referred to in “Note 14. Commitments and Contingencies” in the consolidated financial statements in this Annual report on Form 10-K.

Our operating and working capital obligations primarily consist of liabilities arising from the normal course of business including inventory supply contracts, the future settlement of derivative instruments, and future payments of operating leases, as well as contingent consideration arrangements resulting from acquisitions, and obligations associated with legal and other accruals.
The following table presents selected financial information related to our liquidity as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Short-term Liquidity
Cash and cash equivalents	$214,172	$207,992
Availability under the 2021 First Lien Credit Agreement	125,000	125,000
Availability under the Delayed Draw Term Facility	50,000	—
	$389,172	$332,992

Working Capital
Current assets	$886,136	$679,181
Current liabilities	297,398	696,970
	$588,738	$(17,789)

Debt Obligations
Current portion of long-term debt	$20,892	$226,946
Short-term unsecured borrowing arrangements	2,542	2,727
Current debt obligations	23,434	229,673
Long-term debt obligations	518,067	9,849
Total debt obligations	$541,501	$239,522
Debt and Capital
Our capital structure consists of debt and equity. As of December 31, 2022, our total debt of $541.5 million was 44.8% of total equity of $1,207.6 million. As of December 31, 2021, our total debt of $239.5 million was 18.5% of total equity of $1,294.6 million.
During the year ended December 31, 2022, we received $507.5 million in proceeds from the issuance of long-term debt and repaid $223.5 million in long-term debt.
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
On June 17, 2020, our wholly-owned subsidiary, LivaNova USA, issued $287.5 million in aggregate principal amount of the 2020 Cash Exchangeable Senior Notes (the “Notes”). Holders of the Notes are entitled to exchange the Notes at any time during specified periods, at their option. This includes the right to exchange the Notes during any calendar quarter, if the last reported sale price of LivaNova’s ordinary shares, with a nominal value of £1.00 per share, is greater than or equal to 130% of the exchange price, or $79.27 per share for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The exchange condition was not satisfied on December 31, 2022. As a result, we have included our obligations from the Notes and the associated embedded exchange feature derivative as a long-term liability on the consolidated balance sheet as of December 31, 2022. The Notes are exchangeable solely into cash and are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the Notes is 16.3980 ordinary shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $60.98 per share). The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the Notes. If holders elect to exchange their Notes during any future periods in the event an exchange condition is met, we would be required to settle our exchange obligation through the payment of cash, which could adversely affect our liquidity.

The Company has also entered into privately negotiated capped call transactions with terms substantially similar to those applicable to the Notes. The capped call transactions are expected generally to offset any cash payments the Company is required to make upon exchange of the Notes in excess of the principal amount thereof in the event that the market value per ordinary share, as measured under the capped call transactions, is greater than the strike price of the capped call transactions, with such offset being subject to an initial cap price of $100.00 per share. The capped call transactions expire on December 15, 2025 and must be settled in cash. If the capped call transactions are converted or redeemed early, settlement occurs at their termination value, which is equal to their fair value at the time of the redemption. The capped call transactions are included at their estimated fair value as of December 31, 2022 within long-term derivative assets on the consolidated balance sheet.
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
On August 13, 2021, LivaNova PLC and its wholly-owned subsidiary, LivaNova USA (the “Borrower”), entered into a First Lien Credit Agreement with the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, relating to a $125 million senior secured multi-currency revolving credit facility to be made available to the Borrower (the “2021 First Lien Credit Agreement”). The 2021 First Lien Credit Agreement is available for working capital and other general corporate purposes and, if drawn, can be repaid at any time without premium or penalty. There were no outstanding borrowings under the 2021 First Lien Credit Agreement as of December 31, 2022.
On February 21, 2022, the Court of Appeal in Milan (“Court of Appeal”) notified the Company that it granted the Company a suspension with respect to the payment of damages in the amount of €453.6 million (approximately $484.9 million at December 31, 2022) in the SNIA litigation until a decision has been reached on our appeal to the Italian Supreme Court. This suspension was subject to providing a first demand bank guarantee of €270.0 million (approximately $288.6 million at December 31, 2022) (the “SNIA Litigation Guarantee”) within 30 calendar days.
On February 24, 2022, LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, entered into an Incremental Facility Amendment No. 1 to the 2021 First Lien Credit Agreement, relating to a €200 million bridge loan facility (the “Bridge Loan Facility”). On March 16, 2022, LivaNova entered into Amendment No. 2 to the 2021 First Lien Credit Agreement, which converted the available borrowings under the Bridge Loan Facility from €200 million to $220.0 million and converted the EURIBOR rate in the 2021 First Lien Credit Agreement to SOFR. LivaNova delivered a borrowing notice for $220.0 million in connection with the Bridge Loan Facility, which was funded on March 17, 2022. LivaNova used the proceeds of the Bridge Loan Facility to post a portion of the cash collateral supporting the SNIA Litigation Guarantee.
On March 18, 2022, LivaNova PLC, acting through its Italian branch, entered into an Indemnity Letter and an Account Pledge Agreement with Barclays, further to which Barclays issued the €270.0 million SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in USD in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. At December 31, 2022, the cash collateral classified as restricted cash on the consolidated balance sheet was $301.4 million.
On March 21, 2022, LivaNova delivered the SNIA Litigation Guarantee as required by the Court of Appeal, thereby satisfying the condition to obtain the suspension for the payment of damages in connection with the SNIA litigation until review of such judgment by the Italian Supreme Court.
On July 6, 2022, LivaNova and its wholly-owned subsidiary, LivaNova USA, entered into a new incremental facility amendment to its 2021 First Lien Credit Agreement. The Incremental Amendment No. 2 provides for LivaNova USA to, among other things, obtain commitments for term loan facilities from a syndicate of lenders in an aggregate principal amount of $350 million consisting of (i) an initial term loan facility in an aggregate principal amount of $300 million (the “Initial Term Facility”) and (ii) a delayed draw term loan facility in an additional aggregate principal amount of $50 million, which are available in one single drawing on or after July 6 until the date that is nine months after such date (the “Delayed Draw Term Facility” and, together with the Initial Term Facility, the “Term Facilities”). As of December 31, 2022, availability under the Delayed Draw Term Facility was $50 million.
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

For additional information on our debt and debt transactions, please refer to “Note 11. Financing Arrangements” in the consolidated financial statements in this Annual report on Form 10-K.
Cash Flows
The following table presents net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase (decrease) in the balance of cash and cash equivalents for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Operating activities	$69,921	$102,544	$(79,422)
Investing activities	(38,414)	36,904	(41,844)
Financing activities	280,130	(181,483)	310,756
Effect of exchange rate changes on cash and cash equivalents	(4,011)	(2,805)	2,205
Net increase (decrease)	$307,626	$(44,840)	$191,695
Operating Activities
Cash provided by operating activities for the year ended December 31, 2022 decreased $32.6 million compared to the prior year. The decrease was primarily due to the net change in working capital largely associated with an increase in inventory to mitigate supply chain risk and increased payments under the Company’s short-term incentive plan. These decreases were partially offset by an increase in net income adjusted for non-cash items of $28.3 million, primarily driven by an increase in Neuromodulation and Cardiopulmonary net revenue.
Cash provided by operating activities for the year ended December 31, 2021 increased $182.0 million compared to the prior year. The increase was primarily due to a decrease in 3T litigation settlement payments of $103.4 million, the receipt of a CARES Act tax refund of $24.5 million during the year ended December 31, 2021, and an increase in net revenue.
Investing Activities
Cash provided by investing activities during the year ended December 31, 2022 decreased $75.3 million compared to the prior year largely due to proceeds received during the year ended December 31, 2021, including $42.9 million from the sale of the Company’s Heart Valve business as well as proceeds from the sale of LivaNova’s investment in and loan to Respicardia totaling $23.1 million.
Cash provided by investing activities during the year ended December 31, 2021 increased $78.7 million compared to the prior year. The increase was primarily due to proceeds from the sale of Heart Valves of $42.9 million, proceeds from the sale of our investment in and loan to Respicardia totaling $23.1 million, as well as a decrease in purchases in property, plant and equipment of $9.5 million.
Financing Activities
Cash provided by financing activities during the year ended December 31, 2022 increased $461.6 million compared to the prior year. The increase was primarily due to net borrowings during the year ended December 31, 2022 of $280.2 million compared to net repayments of borrowings of $456.7 million, as well as a payment of $35.6 million for the make-whole premium on long-term debt obligations, during the year ended December 31, 2021. These increases were partially offset by net proceeds from the issuance of ordinary shares of $322.6 million during the year ended December 31, 2021.
Cash used in financing activities during the year ended December 31, 2021 increased $492.2 million compared to the same prior year period. The increase was primarily due to a net repayment of borrowings during the year ended December 31, 2021 of $456.7 million compared to net proceeds from borrowings of $382.4 million in the prior year, as well as a payment of $35.6 million for the make-whole premium on long-term debt obligations made during the year ended December 31, 2021. These increases were partially offset by the net proceeds from the issuance of ordinary shares of $322.6 million during the year ended December 31, 2021, as well as the purchase of a capped call associated with our Notes of $43.1 million and a closing adjustment payment for the sale of our former Cardiac Rhythm Management (“CRM”) business of $14.9 million made during the year ended December 31, 2020.
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
Foreign Currency Exchange Rate Risk
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations. Historically, we have maintained a foreign currency exchange rate risk management strategy that utilizes cash flow hedges and freestanding foreign currency derivatives to reduce our exposure to unanticipated fluctuations in forecasted revenue and costs, inter-company debt, deposits and accounts receivable caused by changes in foreign currency exchange rates. Upon the settlement of our foreign currency cash flow hedges in the fourth quarter of 2022 and following an in-depth analysis of the utility of our cash flow hedging program, we discontinued our foreign currency cash flow hedging program. We continue to use freestanding derivative forward contracts to offset exposure to the variability of the value associated with assets and liabilities denominated in a foreign currency.
We mitigate our credit risk relating to counterparties of our derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting our exposure to individual counterparties and by entering into International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of our derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross default provisions, termination events, and set-off provisions. Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
Interest Rate Risk
We are subject to interest rate risk on our investments and debt. We currently use interest rate derivative instruments designated as cash flow hedges to manage a portion of our exposure to interest rate movements and to reduce the risk of increased borrowing costs by converting floating-rate debt into fixed rate debt. Under these agreements, we agree to exchange, at specific intervals, the difference between fixed and floating interest amounts calculated by reference to agreed-upon notional principal amounts. The interest rate swaps are structured to mirror the payments terms of the underlying loan. If interest rates were to increase / (decrease) by 100 basis points, the effect on interest expense within our consolidated statement of income (loss) would be an increase / (decrease) of approximately $3 million, respectively.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
(a)  Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is included after “Item 16. Form 10-K Summary” in this Annual Report on Form 10-K.
(c)  Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2022, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item 10 is incorporated by reference from our definitive Proxy Statement for the annual meeting of stockholders to be held on June 12, 2023 (the “2023 Proxy Statement”).
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all employees, officers and directors of the Company. A copy of the Code of Conduct is publicly available on our website, www.livanova.com. We intend to post any amendments to the Code of Conduct or any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules on our website.
Item 11. Executive Compensation
The information required for this Item 11 is incorporated by reference from our 2023 Proxy Statement except as to information required pursuant to Item 402(v) of the SEC Regulation S-K relating to pay versus performance.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item 12 is incorporated by reference from our 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required for this Item 13 is incorporated by reference from our 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required for this Item 14 is incorporated by reference from our 2023 Proxy Statement.

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
2.1
Share and Asset Purchase Agreement, dated as of December 2, 2020, by and between LivaNova PLC and Mitral Holdco S.à.r.l., incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed on December 3, 2020

3.1	Amended Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020
4.1*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended
4.2
Indenture, dated as of June 17, 2020, among LivaNova USA, Inc., as Issuer, LivaNova PLC, as Guarantor, and Citibank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Company's current Report on Form 8-K, filed on June 17, 2020

4.3	Form of 3.00% Cash Exchangeable Senior Notes due 2025 (included in Exhibit 4.1 of the Company's current Report on Form 8-K, filed on June 17, 2020)
10.1†	Form of Deed of Indemnification (Directors), each effective October 19, 2015, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 19, 2015
10.2†	Form of Deed of Indemnification (Officers), each effective October 19, 2015, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on October 19, 2015
10.3†	2015 Incentive Award Plan and related Sub-Plan for U.K. Participants, adopted on October 16, 2015, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 19, 2015
10.4†	Cyberonics, Inc. 2009 Stock Plan, as amended, incorporated by reference to Appendix A to Cyberonics, Inc.’s Proxy Statement on Schedule 14A, filed on August 2, 2012
10.5†	Amended and Restated Cyberonics, Inc. New Employee Equity Inducement Plan, as amended, incorporated by reference to Exhibit 10.3 of Cyberonics, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 24, 2008
10.6*†	Form of Stock Option Award Notification and Agreement under the Cyberonics, Inc. 2009 Stock Plan, as amended
10.7†	CEO Employment Agreement effective January 1, 2017 between the Company and Damien McDonald, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on February 28, 2017
10.8†	Side Letter dated January 1, 2017 between the Company and Damien McDonald, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on February 28, 2017

10.9†	Service Agreement effective May 24, 2017, between the Company and Keyna Skeffington, incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
10.10†	Non-Employee Director Compensation Policy, adopted December 2017, incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017
10.11†	Description of 2018 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 16, 2018
10.12†	Form of 2018 Long Term Incentive Plan SAR Award Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on March 16, 2018
10.13†	Form of 2018 Long Term Incentive Plan PSU Award Agreement (rTSR condition), incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on March 16, 2018
10.14†	General Provisions of the Company’s Global Employee Share Purchase Plan dated 12 June 2018, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018
10.15†	Description of 2019 Long Term Incentive Plan approved March 29, 2019, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 1, 2019
10.16†	Form of the Company’s 2019 Long Term Incentive Plan RSU Award Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on April 1, 2019
10.17†	Form of the Company’s 2019 Long Term Incentive Plan SAR Award Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on April 1, 2019
10.18†	Form of the Company’s 2019 Long Term Incentive Plan PSU Award Agreement (rTSR condition), incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on April 1, 2019
10.19†	Form of the Company’s 2019 Long Term Incentive Plan PSU Award Agreement (FCF condition), incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on April 1, 2019
10.20†	Service Agreement, dated January 2, 2019, between Trui Hebbelinck and LivaNova PLC, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
10.21	Form of Capped Call Confirmation incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on June 17, 2020
10.22†	Amendment to Outstanding 2019 and 2020 Restricted Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan, dated June 15, 2020, incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020
10.23†	Amendment to Outstanding 2018 Restricted Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan dated June 15, 2020, incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020
10.24†	Amendment to Outstanding 2018, 2019 and 2020 Performance Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan, dated June 15, 2020, incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020
10.25†	Form of Long Term Incentive Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020
10.26†	Form of Long Term Incentive Plan Performance Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020
10.27†	Form of Long Term Incentive Plan Stock Appreciation Right Award Agreement, incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020
10.28†	Form of Director Restricted Stock Unit Award Grant Notice, dated June 2020 and Director Restricted Stock Unit Award Agreement under the Company’s 2015 Incentive Award Plan (Non-Employee Directors), incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
10.29†	Form of Non-Executive Director Appointment Letter incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
10.30†
Alex Shvartsburg offer of employment in the role of Vice President Strategy and Innovation, dated 21 September 2017 incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020

10.31†	Alex Shvartsburg letter, dated January 2019, regarding compensation increase incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
10.32†	Alex Shvartsburg letter, dated October 2020, regarding additive compensation package for interim CFO position incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
10.33†	Service Agreement, effective August 1, 2021, between the Company and Alex Shvartsburg, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021
10.34†
Marco Dolci Confirmation Letter, effective January 1, 2020, as SVP Global Operations & Global Research and Development, incorporated by reference to Exhibit 10.2 of the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

10.35†
Executive Employment Contract between Sorin Group Italia S.r.l. and Marco Dolci, effective April 20, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

10.36
Amended and Restated Share and Asset Purchase Agreement, dated as of April 9, 2021, by and between LivaNova PLC and Mitral Holdco S.à.r.l., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 15, 2021

10.37
First Lien Credit Agreement dated as of August 13, 2021 among LivaNova PLC, LivaNova USA, Inc., the lenders and issuing banks party thereto and Goldman Sachs Bank USA as First Lien Administrative Agent and First Lien Collateral Agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 16, 2021

10.38	Incremental Facility Amendment No. 1 to Credit Agreement, dated as of February 24, 2022, by and among LivaNova Plc, LivaNova USA, Inc., the lenders and issuing banks party thereto and Goldman Sachs Bank USA as First Lien Administrative Agent, incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K, filed on March 1, 2022
10.39	Letter of indemnity in respect of the issuance of Trade Finance guarantee by Barclays Bank Ireland PLC, Italy Branch dated March 18, 2022, by and among LivaNova PLC Italian Branch and Barclays Bank Ireland PLC, Italy Branch, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on March 21, 2022
10.40	Pledge Agreement dated as of March 18, 2022, among LivaNova PLC Italian Branch and Barclays Bank Ireland PLC, Italy Branch, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on March 21, 2022
10.41	Amendment 2 to the Credit Agreement, dated as of March 16, 2022, by and among LivaNova PLC, LivaNova USA, Inc., the Lenders and Goldman Sachs Bank USA as First Lien Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed on May 4, 2022
10.42	Incremental Facility Amendment No. 2 to Credit Agreement, dated as of July 6, 2022, by and among LivaNova Plc, LivaNova USA, Inc., the Second Incremental Term Lenders, Delayed Draw Incremental Leaders, Goldman Sachs Bank USA, the Revolving Lenders and Issuing Banks, and for purposes of Sections 8 and 10 only, the other Loan Parties as of the date hereof., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on July 6, 2022
10.43†	Amendment to the LivaNova Plc 2015 Incentive Award Plan, dated 13 June 2022, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed on August 3, 2022
10.44†	Retirement Agreement, dated 13 June 2022, between LivaNova Plc and Keyna Skeffington, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed on August 3, 2022
10.45†	Form of LivaNova Plc 2022 Incentive Award Plan Stock Appreciation Right Grant Notice and Agreement, incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, filed on August 3, 2022
10.46†	Form of LivaNova Plc 2022 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, filed on August 3, 2022
10.47†	Form of LivaNova Plc 2022 Incentive Award Plan Performance Stock Unit Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q, filed on August 3, 2022
10.48†	Amendment to Outstanding 2021 and 2022 Performance Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan, incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q, filed on August 3, 2022
10.49†	Amendment to relevant 2020, 2021, and 2022 Restricted Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan, incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q, filed on August 3, 2022
10.50*†	Letter, dated December 14, 2022, to Alex Shvartsburg regarding an increase in gross annual base salary, effective January 1, 2023
10.51*†	Amendment to Form of LivaNova Plc 2022 Incentive Award Plan Stock Appreciation Right Grant Notice and Agreement
10.52*†	Amendment to Form of LivaNova Plc 2022 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Agreement
10.53*†	Amendment to Form of LivaNova Plc 2022 Incentive Award Plan Performance Stock Unit Award Grant Notice and Agreement
21.1*	List of Subsidiaries of LivaNova PLC
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Consolidated Statements of Income (Loss) for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, (iii) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, and (vi) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM A. KOZY	Chair of the Board of Directors	February 27, 2023
William A. Kozy

/s/ DAMIEN MCDONALD	Director, Chief Executive Officer (Principal Executive Officer)	February 27, 2023
Damien McDonald

/s/ ALEX SHVARTSBURG	Chief Financial Officer (Principal Accounting and Financial Officer)	February 27, 2023
Alex Shvartsburg

/s/ FRANCESCO BIANCHI	Director	February 27, 2023
Francesco Bianchi

/s/ STACY ENXING SENG	Director	February 27, 2023
Stacy Enxing Seng

/s/ DANIEL J. MOORE	Director	February 27, 2023
Daniel J. Moore

/s/ SHARON O'KANE	Director	February 27, 2023
Sharon O'Kane, Ph.D.

/s/ ANDREA L. SAIA	Director	February 27, 2023
Andrea L. Saia

/s/ TODD C. SCHERMERHORN	Director	February 27, 2023
Todd C. Schermerhorn

/s/ BROOKE STORY	Director	February 27, 2023
Brooke Story

/s/ PETER WILVER	Director	February 27, 2023
Peter Wilver

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LivaNova PLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of LivaNova PLC and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Cardiopulmonary (CP) Reporting Unit

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $768.8 million as of December 31, 2022, and the amount of goodwill associated with the CP reporting unit was $370.0 million. Management conducts impairment testing of goodwill on October 1st each year. Management tests goodwill for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Fair value refers to the price that would be received if management were to sell the unit as a whole in an orderly transaction. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit, up to and including the carrying amount of the goodwill. Fair value is estimated using a discounted cash flow model and requires various assumptions, including revenue growth rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the CP reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption relating to revenue growth rates for CP; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment. These procedures also included, among others (i) testing management’s process for developing the fair value of the CP reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumption used by management related to the revenue growth rates for CP. Evaluating management’s assumption related to the revenue growth rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 27, 2023

We have served as the Company’s auditor since 2018.

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$1,021,805	$1,035,365	$934,241
Cost of sales	314,577	329,371	339,478
Gross profit	707,228	705,994	594,763
Operating expenses:
Selling, general & administrative	469,243	471,904	446,561
Research and development	155,805	183,414	152,902
Impairment of disposal group	—	—	180,160
Impairment of goodwill	129,396	—	21,269
Other operating expenses	29,536	51,460	67,770
Operating loss from continuing operations	(76,752)	(784)	(273,899)
Interest expense	(48,250)	(50,151)	(40,837)
Loss on debt extinguishment	—	(60,238)	(1,407)
Foreign exchange and other income/(expense)	49,860	(13,299)	(31,879)
Loss from continuing operations before tax	(75,142)	(124,472)	(348,022)
Income tax expense (benefit)	11,051	11,198	(960)
Losses from equity method investments	(53)	(148)	(264)
Net loss from continuing operations	(86,246)	(135,818)	(347,326)
Net loss from discontinued operations, net of tax	—	—	(1,493)
Net loss	$(86,246)	$(135,818)	$(348,819)

Basic net loss per share:
Continuing operations	$(1.61)	$(2.68)	$(7.15)
Discontinued operations	—	—	(0.03)
	$(1.61)	$(2.68)	$(7.18)

Diluted net loss per share:
Continuing operations	$(1.61)	$(2.68)	$(7.15)
Discontinued operations	—	—	(0.03)
	$(1.61)	$(2.68)	$(7.18)

Weighted average shares used in computing net loss per share:
Basic	53,472	50,633	48,592
Diluted	53,472	50,633	48,592

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(86,246)	$(135,818)	$(348,819)
Other comprehensive (loss) income:
Net change in unrealized (loss) gain on derivatives	1,911	(3,997)	2,379
Tax effect	—	733	(573)
Net of tax	1,911	(3,264)	1,806
Foreign currency translation adjustment, net of tax	(42,853)	(31,722)	45,395
Total other comprehensive (loss) income	(40,942)	(34,986)	47,201
Total comprehensive loss	$(127,188)	$(170,804)	$(301,618)

See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(In thousands, except share data)

ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$214,172	$207,992
Restricted cash	301,446	—
Accounts receivable, net of allowance of $11,862 at December 31, 2022 and $13,512 at December 31, 2021	183,110	185,354
Inventories	129,379	105,840
Prepaid and refundable taxes	31,708	37,621
Current derivative assets	1,333	106,629
Prepaid expenses and other current assets	24,988	35,745
Total Current Assets	886,136	679,181
Property, plant and equipment, net	147,187	150,066
Goodwill	768,787	899,525
Intangible assets, net	368,559	399,682
Operating lease assets	35,830	40,600
Investments	16,266	16,598
Deferred tax assets	1,384	2,197
Long-term derivative assets	54,393	—
Other assets	16,231	13,102
Total Assets	$2,294,773	$2,200,951
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$23,434	$229,673
Accounts payable	74,310	68,000
Accrued liabilities and other	75,595	88,937
Current derivative liabilities	5,886	183,109
Current litigation provision liability	29,481	32,845
Taxes payable	16,505	15,140
Accrued employee compensation and related benefits	72,187	79,266
Total Current Liabilities	297,398	696,970
Long-term debt obligations	518,067	9,849
Contingent consideration	85,292	86,830
Deferred tax liabilities	8,516	7,728
Long-term operating lease liabilities	29,548	35,919
Long-term employee compensation and related benefits	16,804	19,105
Long-term derivative liabilities	85,675	—
Other long-term liabilities	45,849	49,905
Total Liabilities	1,087,149	906,306
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 53,851,979 shares issued and 53,564,664 shares outstanding at December 31, 2022; 53,761,510 shares issued and 53,263,297 shares outstanding at December 31, 2021	82,424	82,295
Additional paid-in capital	2,157,724	2,117,961
Accumulated other comprehensive (loss) income	(48,119)	(7,177)
Accumulated deficit	(984,030)	(897,784)
Treasury stock at cost, 287,315 ordinary shares at December 31, 2022, 498,213 ordinary shares at December 31, 2021	(375)	(650)
Total Stockholders’ Equity	1,207,624	1,294,645
Total Liabilities and Stockholders’ Equity	$2,294,773	$2,200,951
See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
December 31, 2019	49,411	$76,257	$1,734,870	$(1,263)	$(19,392)	$(412,508)	$1,377,964
Adoption of ASU No. 2016-13	—	—	—	—	—	(639)	(639)
Stock-based compensation plans	109	140	33,189	229	—	—	33,558
Cancellation of shares	(73)	(97)	97	—	—	—	—
Net loss	—	—	—	—	—	(348,819)	(348,819)
Other comprehensive income	—	—	—	—	47,201	—	47,201
December 31, 2020	49,447	76,300	1,768,156	(1,034)	27,809	(761,966)	1,109,265
Issuance of shares	4,182	5,808	316,733	—	—	—	322,541
Stock-based compensation plans	133	187	33,072	384	—	—	33,643
Net loss	—	—	—	—	—	(135,818)	(135,818)
Other comprehensive loss	—	—	—	—	(34,986)	—	(34,986)
December 31, 2021	53,762	82,295	2,117,961	(650)	(7,177)	(897,784)	1,294,645
Stock-based compensation plans	90	129	39,763	275	—	—	40,167
Net loss	—	—	—	—	—	(86,246)	(86,246)
Other comprehensive loss	—	—	—	—	(40,942)	—	(40,942)
December 31, 2022	53,852	$82,424	$2,157,724	$(375)	$(48,119)	$(984,030)	$1,207,624
See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
Operating Activities:	2022	2021	2020
Net loss	$(86,246)	$(135,818)	$(348,819)
Non-cash items included in net loss:
Impairment of goodwill	129,396	—	21,269
Stock-based compensation	44,809	40,564	35,089
Remeasurement of derivative instruments	(38,656)	17,618	22,085
Remeasurement of contingent consideration to fair value	(29,881)	564	(20,463)
Amortization	25,198	26,517	38,312
Depreciation	22,373	24,536	29,031
Amortization of debt issuance costs	21,334	16,657	9,710
Amortization of operating lease assets	10,225	16,935	13,977
Deferred tax expense	1,409	2,852	37,068
Loss on debt extinguishment	—	60,238	1,407
Impairment of long-lived assets	—	—	6,762
Impairment of disposal group and loss on sale	—	1,942	180,160
Other	1,653	717	2,000
Changes in operating assets and liabilities:
Accounts receivable, net	(4,810)	(15,745)	58,796
Inventories	(25,679)	4,484	5,438
Other current and non-current assets	7,486	24,127	(39,645)
Accounts payable and accrued current and non-current liabilities	(3,510)	12,993	(923)
Taxes payable	1,378	103	3,596
Litigation provision liability	(6,558)	3,260	(134,272)
Net cash provided by (used in) operating activities	69,921	102,544	(79,422)
Investing Activities:
Purchases of property, plant and equipment	(26,517)	(25,478)	(35,024)
Acquisitions, net of cash acquired	(8,857)	(1,694)	(1,719)
Purchase of investments	(2,952)	(3,653)	(3,184)
Proceeds from sale of Heart Valves, net of cash disposed	—	42,945	—
Proceeds from sale of Respicardia investment and loan	—	23,057	—
Other	(88)	1,727	(1,917)
Net cash (used in) provided by investing activities	(38,414)	36,904	(41,844)
Financing Activities:
Proceeds from long-term debt obligations	507,547	—	886,899
Repayment of long-term debt obligations	(223,541)	(452,256)	(482,065)
Shares repurchased from employees for minimum tax withholding	(8,671)	(12,942)	(5,601)
Proceeds from deferred consideration from sale of Heart Valves, net of working capital adjustments	4,596	—	—
Debt issuance costs	(3,292)	(2,450)	(23,736)
Proceeds from issuance of ordinary shares, net	—	322,557	—
Payment of make-whole premium on long-term debt obligations	—	(35,594)	—
Payment of contingent consideration	—	(5,249)	(12,018)
Proceeds from short term borrowings (maturities greater than 90 days)	—	—	47,053
Repayments of short term borrowings (maturities greater than 90 days)	—	—	(44,838)
Purchase of capped call	—	—	(43,096)
Closing adjustment payment for sale of CRM business	—	—	(14,891)
Other	3,491	4,451	3,049
Net cash provided by (used in) financing activities	280,130	(181,483)	310,756
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,011)	(2,805)	2,205
Net increase (decrease) in cash, cash equivalents and restricted cash	307,626	(44,840)	191,695
Cash, cash equivalents and restricted cash at beginning of period	207,992	252,832	61,137
Cash, cash equivalents and restricted cash at end of period	$515,618	$207,992	$252,832

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$19,044	$32,569	$28,573
Cash paid for income taxes, net	1,221	(13,583)	7,493
See accompanying notes to the consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 1. Nature of Operations
Description of the Business
LivaNova PLC, headquartered in London, (collectively with its subsidiaries, the “Company,” “LivaNova,” “we” or “our”) is a global medical device company. We design, develop, manufacture and sell products and therapies that are consistent with our mission to provide hope for patients and their families through innovative medical technologies, delivering life-changing improvements for both the Head and Heart. We are a public limited company organized under the laws of England and Wales, and headquartered in London, England.
Business Segments
LivaNova is comprised of three reportable segments: Cardiopulmonary, Neuromodulation and Advanced Circulatory Support, corresponding to our primary business units.
Macroeconomic Environment
The current macroeconomic environment, including foreign exchange volatility, supply chain challenges, rising inflation, and geopolitical instability, has impacted and may continue to impact our business. In 2022, our net revenue and profitability were negatively affected by the unfavorable foreign currency exchange impact of the strengthened United States (“U.S.”) dollar against a number of currencies. Furthermore, we continue to experience supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues in the wake of COVID-19. Though, to date, our supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Moreover, freight and labor costs at our manufacturing facilities have increased substantially due to COVID-related disruptions and in the wake of inflation globally. The Company continues to respond to such challenges, and while we have business continuity plans in place, the impact of the ongoing challenges we are experiencing, along with their potential escalation, may adversely affect our business. The future impact of pandemic-related developments remains uncertain.
In February 2022, Russia launched an invasion in Ukraine which caused us to assess our ability to sell in the market due to international sanctions, to consider the potential impact of raw material sourced from the region, and to determine whether we are able to transact in a compliant fashion. Although the region represented only 1.0% of our total net revenue for 2022, the Russian invasion of Ukraine has increased economic uncertainties, and a significant escalation or continuation of the conflict could have a material, global impact on our operating results. In addition, our Russian employees and local subsidiary are subject to evolving laws and regulations imposed by the Russian authorities in response to international sanctions.
Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of LivaNova have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).
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

Reclassifications
We have reclassified certain prior period amounts on the consolidated statements of income (loss) and the consolidated statements of cash flows for comparative purposes. These reclassifications did not have a material effect on our financial condition, results of operations or cash flows.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less, consisting of demand deposit accounts and money market mutual funds, to be cash equivalents. Cash equivalents are carried on the consolidated balance sheet at cost, which approximates their fair value.
Restricted Cash
The Company classifies cash that is not available for use in its operations as restricted cash within current assets on the consolidated balance sheet. As of December 31, 2022, our restricted cash balance totaled $301.4 million and was comprised of cash deposits with Barclays held as collateral for the SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in USD in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. For additional information regarding the SNIA litigation, please refer to “Note 14. Commitments and Contingencies.”
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
Amortization expense is included on our consolidated statements of income (loss) within cost of sales or selling, general and administrative (“SG&A”) based on the nature of the underlying intangible asset. We evaluate our intangible assets each reporting period to determine whether events and circumstances indicate either a different useful life or impairment. If we change our estimate of the useful life of an asset, we amortize the carrying amount over the revised remaining useful life.
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
For PP&E and intangible assets used in our operations, recoverability generally is determined by comparing the carrying value of an asset or group of assets to their expected undiscounted future cash flows. If the carrying value of an asset (asset group) is not recoverable, the amount of impairment loss is measured as the difference between the carrying value of the asset (asset group) and its estimated fair value. The asset grouping as well as the determination of expected undiscounted cash flow amounts requires significant judgments, estimates, and assumptions, including cash flows generated upon disposition. We measure fair value as the price that would be received if we were to sell the assets in an orderly transaction. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
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
If we determine that goodwill is more-likely-than-not impaired, we compare the fair value of the reporting unit to its carrying amount, including goodwill. Fair value refers to the price that would be received if we were to sell the unit as a whole in an orderly transaction. Fair value is estimated using a discounted cash flow model and requires various assumptions, including revenue growth rates. If the carrying amount of our reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit, up to and including the carrying amount of the goodwill.
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
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings to offset exchange differences originated by the hedged item or the current earnings effect of the hedged item. Upon the settlement of our foreign currency cash flow hedges in the fourth quarter of 2022 and following an in-depth analysis of the utility of our cash flow hedging program, we discontinued our foreign currency cash flow hedging program. We continue to use freestanding derivative forward contracts to offset exposure to the variability of the value associated with assets and liabilities denominated in a foreign currency. These derivatives are not designated as hedges, and therefore changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities.
We currently use interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate movements and to reduce the risk of increased borrowing costs by converting floating-rate debt into fixed-rate debt. Under these agreements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to agreed-upon notional principal amounts. The interest rate swaps are structured to mirror the payment terms of the underlying loan. The fair value of the interest rate swaps is reported on the consolidated balance sheets as assets or liabilities (current or non-current) depending upon the gain or loss position of the contract and the maturity of the future cash flows of each contract. The gain or loss on these derivatives is reported as a component of AOCI and reclassified to interest expense during the period of the respective interest payment.
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
Our financial assets and liabilities classified as Level 2 include derivative instruments, primarily forward and option currency contracts and interest rate swap contracts, which are valued using standard calculations and models that use readily observable market data as their basis.
Our financial assets and liabilities classified as Level 3 include contingent consideration liability arrangements, derivative and embedded derivative instruments and convertible notes receivable.
Contingent consideration liabilities are from arrangements resulting from acquisitions that involve potential future payment of consideration that is contingent upon the achievement of performance milestones and sales-based earn-outs. Contingent consideration is recognized at fair value at the date of acquisition based on the consideration expected to be transferred and estimated as the probability of future cash flows, discounted to present value in accordance with accepted valuation methodologies. The discount rate used is determined at the time of measurement. Contingent consideration is remeasured each reporting period with the change in fair value, including accretion for the passage of time, recorded in earnings. The change in fair value of contingent consideration based on the achievement of regulatory milestones is recorded as research and development expense while the change in fair value of sales-based earnout contingent consideration is recorded as cost of sales. Contingent consideration payments made soon after the acquisition date are classified as an investing activity. Contingent consideration payments that are not made soon after the acquisition date are classified as a financing activity up to the amount of the contingent consideration liability recognized at the acquisition date, with any excess classified as an operating activity. For further information on our Level 3 contingent consideration liability arrangements, please refer to “Note 10. Fair Value Measurements.” For further information on our Level 3 derivative and embedded derivative instruments, please refer to “Note 11. Financing Arrangements” and “Note 10. Fair Value Measurements.” For further information on our Level 3 convertible notes receivable, please refer to “Note 9. Investments.”
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
Leases
We determine if an arrangement is or contains a lease at its inception. For operating leases with a term greater than 12 months, we recognize operating lease assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at the latter of our lease standard adoption date of January 1, 2019, or the lease commencement date. We do not record an operating lease asset and corresponding liability for leases with terms of 12 months or less. We recognize the lease payments for such short-term leases within profit and loss on a straight-line basis over the lease term. Variable lease payments, such as common area rent, maintenance charges, and rent escalations not known upon lease commencement, are not included in the determination of the minimum lease payments and are expensed in the period in which the obligation for those payments is incurred. The operating lease asset also includes any lease payments made in advance and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
As most of our leases do not provide a readily determinable implicit rate, we use our incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of future payments. Our IBR represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the lease term within a particular currency environment. We used the IBR available nearest to our adoption date for leases that commenced prior to that date.
Additionally, we monitor for events or changes in circumstances that may require a reassessment of our leases and determine if a remeasurement is required. For additional information, refer to “Note 13. Leases.”
Stock-Based Compensation
Stock-Based Awards
We may grant stock-based awards to directors, officers and key employees. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award. We recognize equity-based compensation expense ratably over the period that an employee is required to provide service in exchange for the entire award (all vesting periods). We issue new shares upon stock option exercises, otherwise issuance of stock for vesting of restricted stock units or exercises of stock appreciation rights are issued from treasury shares. We have the right to elect to pay the cash value of vested restricted stock units in lieu of the issuance of new shares.
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
Operating Performance-Based Awards RSU’s
We may grant operating performance-based RSUs at no purchase cost to the grantee. The grantees of the units have no voting rights or rights to dividends. Sale or transfer of the units is restricted until they are vested. The number of shares that are ultimately transferred to the grantee is dependent upon the Company’s achievement of certain thresholds for cumulative adjusted free cash flow and adjusted return on invested capital. The fair market value of operating performance-based RSUs is determined using the market closing price on the grant date. Compensation is expensed ratably over the service period and adjusted based upon the percent achievement of cumulative adjusted free cash flow. Calculation of compensation expense for operating performance-based stock awards requires estimation of employee turnover, adjusted free cash flow, adjusted return on invested capital and forfeiture rates.
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
We periodically assess the recoverability of our deferred tax assets by considering whether it is more-likely-than-not that some or all of the actual benefit of those assets will be realized. To the extent that realization does not meet the “more-likely-than-not” criterion, we establish a valuation allowance. We periodically review the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to our ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: profitability in the most recent quarters; internal forecasts for the current and next two future years; size of deferred tax asset relative to estimated profitability; the potential effects on future profitability from increasing competition, healthcare reforms and overall economic conditions; limitations and potential limitations on the use of our net operating losses due to ownership changes, pursuant to Internal Revenue Code (“IRC”) Section 382; and the implementation of prudent and feasible tax planning strategies, if any.
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
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars based on a combination of both current and historical exchange rates, while their revenues earned and expenses incurred are translated into U.S. dollars at average period exchange rates. Translation adjustments are included as AOCI on the consolidated balance sheets. Gains and losses arising from transactions denominated in a currency different from an entity’s functional currency are included in foreign exchange and other income/(expense) on our consolidated statements of income (loss). Taxes are not provided on cumulative translation adjustments, as substantially all translation adjustments are related to earnings which are intended to be indefinitely reinvested in the countries where earned.
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

Cardiopulmonary Products and Services
Cardiopulmonary products include HLMs, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories.
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
Neuromodulation Products
Neuromodulation products are comprised of neuromodulation therapy systems for the treatment of drug-resistant epilepsy (“DRE”) and difficult-to-treat depression (“DTD”). Our Neuromodulation product line includes the Vagus Nerve Stimulation Therapy (“VNS Therapy”) System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. We recognize revenue for Neuromodulation product sales when control passes to the customer.
Advanced Circulatory Support Products
Advanced Circulatory Support (“ACS”) products are comprised of the LifeSPARC platform, ProtekDuo cannula kits and the Hemolung Respiratory Assist System (“Hemolung RAS”). The LifeSPARC platform includes a common compact console and pump that provides temporary support for emergent rescue patients in a variety of settings. The platform is accompanied by four specialized ProtekDuo cannula kits designed to support diverse cannulation strategies. The Hemolung RAS, which was acquired in May 2022 as part of the acquisition of ALung, is the only FDA-cleared platform designed specifically for low-flow extracorporeal carbon dioxide removal for acute respiratory failure. Advanced Circulatory Support revenue is recognized when control passes to the customer, usually at the point of shipment.
Contract Balances
Due to the nature of our products and services, revenue producing activities may result in contract assets and contract liabilities. These activities relate primarily to Cardiopulmonary technical services contracts for short-term and multi-year service agreements. Contract assets are primarily comprised of unbilled revenues, which occur when a performance obligation has been completed, but not billed to the customer. Contract liabilities are made up of deferred revenue, which occurs when a customer pays for a service, before a performance obligation has been completed. Contract assets are included within prepaid expenses and other current assets on the consolidated balance sheets and were insignificant as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, contract liabilities of $14.1 million and $9.8 million, respectively, were included within accrued liabilities and other and other long-term liabilities on the consolidated balance sheets.
Note 4. Business Combinations
As of December 31, 2021, LivaNova owned a 3% equity interest in ALung Technologies, Inc. (“ALung”), a medical device company focused on creating advanced medical devices for treating respiratory failure. In May 2022, we acquired the remaining 97% of equity interests in ALung for a purchase price of up to $110.0 million, consisting of $10.0 million paid at closing, subject to customary adjustments, and contingent consideration of up to $100.0 million payable upon achievement of certain sales-based milestones beginning in 2023 and ending in 2027. Total consideration included approximately $5.5 million of non-cash consideration.

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
Goodwill arising from the ALung acquisition, which is not deductible for tax purposes, primarily represents the synergies anticipated between ALung and our ACS business. The assets acquired, including goodwill, are recognized in our ACS segment. The goodwill for the ACS reporting unit was fully impaired during the third quarter of 2022. Please refer to “Note 8. Goodwill and Intangible Assets” for further details.
We recognized ALung acquisition-related expenses of approximately $5.1 million during the year ended December 31, 2022, within “Selling, general and administrative” expenses on our consolidated statement of income (loss).
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

Note 5. Divestiture of Heart Valve Business
On December 2, 2020, LivaNova entered into a Purchase Agreement with Mitral Holdco S.à r.l. (“Mitral”), a company incorporated under the laws of Luxembourg and wholly-owned and controlled by funds advised by Gyrus Capital S.A., a Swiss private equity firm. The Purchase Agreement provided for the divestiture of certain of LivaNova’s subsidiaries as well as certain other assets and liabilities relating to the Company’s Heart Valve business and site management operations conducted by the Company’s subsidiary LSM at the Company’s Saluggia campus for $64.1 million. On April 9, 2021, LivaNova and the Purchaser entered into an Amended & Restated Purchase Agreement to, among other things, defer the closing of the sale and purchase of LSM by up to two years and include or amend certain additional terms relating to such deferral, including certain amendments relating to the potential hazardous substances liabilities of LSM and the related expense reimbursement provisions.
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
The sale of the Heart Valve business closed on June 1, 2021. We received $45.5 million in 2021, and the remaining deferred purchase price of $9.5 million in 2022. Also, in 2022, we made a $4.8 million payment to Mitral upon finalizing the trade working capital and net indebtedness adjustments. During the year ended December 31, 2021, we recognized a loss from the sale of the Heart Valve business of $1.9 million, which is included within other operating expenses on the consolidated statements of income (loss).
In conjunction with the sale, we entered into a transition services agreement to provide certain support services generally for up to twelve months from the closing date of the sale. These services include, among others, accounting, information technology, human resources, quality assurance, regulatory affairs, supply chain, clinical affairs and customer support. During the year ended December 31, 2021, we recognized income of $1.9 million, for providing these services. Income recognized related to the transition services agreements is recorded as a reduction to the related expenses in the associated expense line items in the consolidated statements of income (loss).
Note 6. Restructuring
We initiate restructuring plans to leverage economies of scale, streamline distribution and logistics, and strengthen operational and administrative effectiveness in order to reduce overall costs.
During the fourth quarter of 2020, we initiated a reorganization plan (the “2020 Plan”) to reduce our cost structure. We incurred restructuring expenses of $5.3 million during the year ended December 31, 2020 primarily associated with severance costs for 54 employees, and $9.7 million during 2021, primarily associated with severance costs for 27 additional employees during 2021 under the 2020 Plan and lease abandonment costs. The 2020 Plan was completed during 2022.
During the second quarter of 2022, management committed to implement a cost-optimization and cost reduction program to adapt to current economic conditions, which includes a workforce reduction to be completed by mid-2023. We recognized restructuring expense of $6.6 million during the year ended December 31, 2022. The total estimated restructuring costs associated with the plan are approximately $10.0 million including employee termination benefits, consulting fees and contract termination costs.

The following table presents a reconciliation of the beginning and ending balance of the accruals and other reserves recorded in connection with our restructuring plans included within accrued liabilities and other long-term liabilities on the consolidated balance sheet for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Employee Severance and Other Termination Costs	Other	Total
As of December 31, 2019	$4,097	$1,400	$5,497
Charges	7,571	—	7,571
Cash payments	(5,919)	(854)	(6,773)
As of December 31, 2020	5,749	546	6,295
Charges	7,963	1,750	9,713
Cash payments	(12,876)	(2,296)	(15,172)
As of December 31, 2021	836	—	836
Charges	6,611	—	6,611
Cash payments	(5,402)	—	(5,402)
As of December 31, 2022 (1)	$2,045	$—	$2,045
(1)Cumulative restructuring expense, inclusive of discontinued operations, since the merger of Cyberonics, Inc. and Sorin S.p.A. (“Sorin”) in October 2015 totaled $135.4 million as of December 31, 2022.
The following table presents restructuring expense by reportable segment for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Cardiopulmonary	$697	$2,844	$1,040
Neuromodulation	2,651	1,531	3,223
Advanced Circulatory Support	1,999	—	—
Other	1,264	5,338	3,308
Total (1)	$6,611	$9,713	$7,571
(1)Restructuring expense is included within other operating expenses on the consolidated statements of income (loss).
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
In April 2017, we obtained CE Mark in Europe for the design change of the 3T device, and in October 2018, the FDA concluded that we could commence the vacuum canister and internal sealing upgrade program in the U.S. On February 25, 2020, LivaNova received clearance for K191402, a 510(k) for the 3T devices that addressed issues contained in the 2015 Warning Letter along with design changes that further mitigate the potential risk of aerosolization. Concurrent with this clearance, (1) 3T devices manufactured in accordance with K191402 will not be subjected to the import alert and (2) LivaNova initiated a correction to distribute the updated Operating Instructions cleared under K191402. In December 2022, we received a close-out letter from the FDA for the Warning Letter the Company received on December 29, 2015. Closure of the 2015 Warning Letter represents the culmination of LivaNova’s corrective actions implemented at its Munich manufacturing facility and to the 3T Heater-Cooler device design.

The following table presents the changes in the product remediation liability for the years ended December 31, 2022, 2021 and 2020 (in thousands):

As of December 31, 2019	$3,251
Adjustments	3,199
Remediation activity	(5,743)
Effect of changes in foreign currency exchange rates	349
As of December 31, 2020	1,056
Adjustments	712
Remediation activity	(880)
Effect of changes in foreign currency exchange rates	(81)
As of December 31, 2021	807
Remediation activity	(15)
Effect of changes in foreign currency exchange rates	(47)
As of December 31, 2022	$745
We recognized product remediation expenses during the years ended December 31, 2022, 2021 and 2020 of nil, $0.8 million and $7.9 million, respectively. In addition to changes to the estimated product remediation liability, product remediation expenses include internal labor costs, costs to remediate certain inspectional observations made by the FDA at our Munich facility and costs associated with the incorporation of the modification of the 3T device design into the next generation 3T device. These costs and related legal costs are expensed as incurred and are not included within the product remediation liability presented above. As of December 31, 2022, the liability related to the litigation involving the 3T device was $32.5 million. Our related legal costs are expensed as incurred. For further information, please refer to “Note 14. Commitments and Contingencies.”
Note 8. Goodwill and Intangible Assets
The following table presents our finite-lived and indefinite-lived intangible assets as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Finite-lived intangible assets:
Customer relationships	$184,397	$192,800
Developed technology	217,205	219,706
Trade names	24,368	25,154
Other intangible assets	756	616
Total gross finite-lived intangible assets	426,726	438,276
Accumulated amortization - Customer relationships	72,820	65,106
Accumulated amortization - Developed technology	80,219	68,488
Accumulated amortization - Trade names	16,483	16,500
Accumulated amortization - Other intangible assets	651	506
Total accumulated amortization	170,173	150,600
Net finite-lived intangible assets	$256,553	$287,676
Indefinite-lived intangible assets:
IPR&D	$112,006	$112,006
Goodwill	768,787	899,525
Total indefinite-lived intangible assets	$880,793	$1,011,531

The following table presents the amortization periods for our finite-lived intangible assets as of December 31, 2022:

	Minimum Life in years	Maximum Life in years
Customer relationships	8	18
Developed technology	14	17
Trade names	15	15
The following table presents the estimated future amortization expense based on our finite-lived intangible assets as of December 31, 2022 (in thousands):

2023	$25,372
2024	25,372
2025	25,372
2026	25,372
2027	24,957
Thereafter	130,108
Total	$256,553
Goodwill
The following table presents the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Cardiopulmonary	Neuromodulation	Advanced Circulatory Support	Other (1)	Total
As of December 31, 2019	$394,735	$398,754	$102,526	$19,779	$915,794
Impairment (2)	—	—	—	(21,269)	(21,269)
Foreign currency adjustments	26,303	—	—	1,490	27,793
As of December 31, 2020	421,038	398,754	102,526	—	922,318
Foreign currency adjustments	(22,793)	—	—	—	(22,793)
As of December 31, 2021	398,245	398,754	102,526	—	899,525
Goodwill as a result of acquisition (3)	—	—	25,893	—	25,893
Measurement period adjustments	—	—	977	—	977
Impairment (4)	—	—	(129,396)	—	(129,396)
Foreign currency adjustments	(28,212)	—	—	—	(28,212)
As of December 31, 2022	$370,033	$398,754	$—	$—	$768,787
(1)Other includes goodwill associated the Company’s Heart Valve business, which was divested on June 1, 2021.
(2)During the year ended December 31, 2020, the Company recognized a $21.3 million impairment of goodwill allocated to Heart Valves. Refer to “Note 5. Divestiture of Heart Valve Business” for additional information.
(3)Refer to “Note 4. Business Combinations” for additional information.
(4)During the year ended December 31, 2022, the Company recognized a $129.4 million impairment of goodwill associated with the Company’s ACS business.
On December 2, 2020, LivaNova entered into a Purchase Agreement for the divestiture of certain of LivaNova’s subsidiaries as well as certain other assets and liabilities relating to the Company’s Heart Valve business. We performed a quantitative assessment as of December 2, 2020 of the goodwill associated with the previously reported Cardiovascular reporting unit and concluded that the goodwill was not impaired. We then allocated $21.3 million of the previously reported Cardiovascular goodwill to the Heart Valves disposal group based on the relative fair values of the businesses within the previously reported Cardiovascular reporting unit and recognized a $21.3 million impairment to the allocated goodwill. For additional information refer to “Note 5. Divestiture of Heart Valve Business.”
As part of our third-quarter 2022 goodwill impairment assessment, we considered that revenue for our ACS reporting unit during the nine months ended September 30, 2022, had declined by approximately 29% compared to the prior year period, primarily as a result of a reduction in severe COVID-19 cases, hospital-related challenges and product mix. Furthermore, future revenue projections were reduced. Based on these circumstances, we concluded it was more likely than not that the goodwill of our ACS reporting unit was impaired, and we performed a quantitative assessment of the goodwill as of September 30, 2022, using management’s then current estimate of future cash flows. Based on the valuation performed, we determined that the fair value of the ACS reporting unit was less than the carrying value and recognized a goodwill impairment of $129.4 million in our consolidated statements of income (loss) during the year ended December 31, 2022.
We performed a quantitative assessment for our Cardiopulmonary and Neuromodulation reporting units as of October 1, 2022. The quantitative impairment assessment was performed using management’s current estimate of future cash flows. We concluded that the fair value of our Cardiopulmonary and Neuromodulation reporting units exceeded the carrying value of the respective reporting units by 32% and 467%, respectively. Therefore, we concluded that our Cardiopulmonary and Neuromodulation reporting units’ goodwill was not impaired on the October 1, 2022 test date.
Cumulative goodwill impairments from continuing operations since the merger of Cyberonics, Inc. and Sorin in October 2015 totaled $193.1 million as of December 31, 2022.
Note 9. Investments
The following table presents the carrying value of our investments in equity securities of non-consolidated affiliates without readily determinable fair values and an investment accounted for under the equity method. Investments, excluding the equity method investment, are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. These below equity investments are included in investments on the consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

	2022	2021
ShiraTronics, Inc.	$5,000	$3,331
Noctrix Health, Inc.	3,159	3,159
Ceribell, Inc.	3,000	3,000
MD Start II (1)	1,069	1,135
Rainbow Medical Ltd.	1,047	1,111
Highlife S.A.S.	1,013	1,075
ALung Technologies, Inc. (2)	—	3,000
	14,288	15,811
Equity method investment (3)	1,978	787
	$16,266	$16,598
(1)During the second quarter of 2021 the Company received a cash dividend from its investment in MD Start II of $3.1 million, which is included in “Foreign exchange and other income/(expense)” on the consolidated statements of income (loss) for the year ended December 31, 2022.
(2)As of December 31, 2021, LivaNova owned a 3% equity interest in ALung with a carrying value of $3.0 million, as well as held a note receivable due from ALung with a carrying value of $2.5 million. On May 2, 2022, we acquired the remaining 97% of equity interests in ALung. Please refer to “Note 4. Business Combinations” for further details.
(3)As of December 31, 2022, we are required to fund follow-on investments up to approximately €3.0 million (approximately $3.2 million as of December 31, 2022) based on cash calls.
Note 10. Fair Value Measurements
We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2022, 2021 or 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information by level for assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	2022	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets
Derivative assets - designated as cash flow hedges (interest rate swaps)	$1,333	$—	$1,333	$—
Derivative assets - capped call derivatives	54,393	—	—	54,393
Convertible notes receivable	285	—	—	285
	$56,011	$—	$1,333	$54,678

Liabilities
Derivative liabilities - freestanding instruments (foreign currency exchange rate “FX”)	$5,886	$—	$5,886	$—
Derivative liabilities - embedded exchange feature	85,675	—	—	85,675
Contingent consideration arrangements	85,292	—	—	85,292
	$176,853	$—	$5,886	$170,967

	2021	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets
Derivative assets - designated as cash flow hedges (FX)	$243	$—	$243	$—
Derivative assets - freestanding instruments (FX)	61	—	61	—
Derivative assets - capped call derivatives	106,629	—	—	106,629
Convertible notes receivable	2,767	—	—	2,767
	$109,700	$—	$304	$109,396

Liabilities
Derivative liabilities - designated as cash flow hedges (FX)	$1,286	$—	$1,286	$—
Derivative liabilities - freestanding instruments (FX)	427	—	427	—
Derivative liabilities - embedded exchange feature	181,700	—	—	181,700
Contingent consideration arrangements	98,382	—	—	98,382
	$281,795	$—	$1,713	$280,082

The following table presents a reconciliation of the beginning and ending balances of our recurring fair value measurements, using significant unobservable inputs (Level 3) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Capped Call Derivative Asset	Convertible Notes Receivable	Embedded Exchange Feature Derivative Liability	Other Derivative Liabilities	Contingent Consideration Liability Arrangements
As of December 31, 2020	$72,302	$2,775	$121,756	$4,290	$103,818
Payments (1)	—	—	—	—	(6,000)
Changes in fair value (2) (3)	34,327	(8)	59,944	(4,290)	564
As of December 31, 2021	106,629	2,767	181,700	—	98,382
Additions	—	—	—	—	26,369
Utilized as business combination consideration	—	(2,495)	—	—	—
Measurement period adjustments (4)	—	—	—	—	(9,578)
Changes in fair value (2) (3) (5)	(52,236)	13	(96,025)	—	(29,881)
As of December 31, 2022 - long-term	$54,393	$285	$85,675	$—	$85,292
(1)During the year ended December 31, 2021, we paid $6.0 million under the contingent consideration arrangement for the acquisition of Miami Instruments, LLC.
(2)During the year ended December 31, 2022, the contingent consideration change in fair value resulted in a decrease of $10.5 million recorded to cost of sales and a decrease of $19.4 million recorded to R&D. During the year ended December 31, 2021, the contingent consideration change in fair value resulted in a decrease of $8.5 million recorded to cost of sales and an increase of $9.1 million recorded to R&D.
(3)Changes in the fair value of the embedded exchange feature derivative, capped call derivatives and other derivative liabilities are recognized in foreign exchange and other income/(expense) in the consolidated statements of income (loss). See the below section titled “Embedded Exchange Feature and Capped Call Derivatives” for further information on the changes in fair value as it relates to the embedded exchange feature and capped call derivatives.
(4)For further details refer to “Note 4. Business Combinations.”
(5)The decrease in fair value associated with contingent consideration arrangements during the year ended December 31, 2022 was primarily related to the change in (i) the discount rates due to increasing interest rates, (ii) the probability of the regulatory milestone-based payment associated with the acquisition of TandemLife and (iii) the timing of projected achievement of a certain regulatory milestone and timing of sales-based earnout payments associated with the acquisition of ImThera.
Embedded Exchange Feature and Capped Call Derivatives
In June 2020, the Company issued $287.5 million in cash exchangeable senior notes and entered into related capped call transactions. The cash exchangeable senior notes include an embedded exchange feature that is bifurcated from the cash exchangeable senior notes. Please refer to “Note 11. Financing Arrangements” for further details. The embedded exchange feature derivative is measured at fair value using a binomial lattice model and discounted cash flows that utilize observable and unobservable market data. The capped call derivative is measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including stock price, remaining contractual term, expected volatility, risk-free interest rate and expected dividend yield, as applicable.
The embedded exchange feature and capped call derivatives are classified as Level 3 as the Company uses historical volatility and implied volatility from options traded to determine expected stock price volatility, an unobservable input that is significant to the valuation. In general, an increase in our stock price or stock price volatility would increase the fair value of the embedded exchange feature and capped call derivatives which would result in an increase in expense. As time to the expiration of the derivatives decreases, the fair value of the derivatives would decrease. The future impact on net income depends on how significant inputs such as stock price, stock price volatility and time to the expiration of the derivatives change in relation to other inputs. Changes in the fair value of the embedded exchange feature derivative and capped call derivatives are recognized in foreign exchange and other income/(expense) in the consolidated statements of income (loss).
The fair value of the embedded exchange feature derivative liability and the capped call derivative assets were $85.7 million and $54.4 million, respectively, as of December 31, 2022, and the stock price volatility was 43%. As of December 31, 2022, a 10% lower volatility, holding other inputs constant, would result in approximate fair value for the embedded exchange feature derivative of $70.6 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $100.3 million. As of December 31, 2022, a 10% lower volatility, holding other inputs constant would result in approximate fair value for the capped call derivatives of $52.1 million and a 10% higher volatility, holding other inputs constant, would result in approximate fair value of $53.7 million.
Contingent Consideration Arrangements
The following table presents the fair value of our Level 3 contingent consideration arrangements by acquisition as of December 31, 2022 and 2021 (in thousands):

	2022	2021
ImThera	$69,389	$86,830
ALung	15,903	—
TandemLife	—	11,552
	$85,292	$98,382
The ImThera business combination involved contingent consideration arrangements composed of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnout is valued using projected sales from our internal strategic plan. These arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of December 31, 2022:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	10.5%
		Probability of payment	85%
		Projected payment year	2025

Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	14.3% - 14.6%
		Credit risk discount rate	10.8% - 11.4%
		Revenue volatility	32.5%
		Probability of payment	85%
		Projected years of earnout	2026 - 2029
The ALung business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain sales-based thresholds associated with sales of products. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs as of December 31, 2022:

ALung Acquisition	Valuation Technique	Unobservable Input	Inputs
Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	9.7% - 10.3%
		Credit risk discount rate	10.0% - 11.1%
		Revenue volatility	28.9%
		Projected years of earnout	2023 - 2027
The TandemLife business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain regulatory milestones. The probability of payment for the final regulatory milestone was reduced to 0% during the year ended December 31, 2022.
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
Other
The carrying values of our cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these items.
The carrying value of our long-term debt including the current portion, as of December 31, 2022, was $539.0 million. The fair value of our 2020 Cash Exchangeable Senior Notes (the “Notes”) as of December 31, 2022, and 2021 was $328.1 million and $465.7 million, respectively. For all other long-term debt obligations, we believe the carrying value approximates fair value.
Note 11. Financing Arrangements
The following table presents the outstanding principal amounts of our long-term debt facilities as of December 31, 2022 and 2021 (in thousands, except interest rates):

	2022	2021	Maturity	Interest Rate
Term Facilities	$289,294	$—	July 2027	7.21%
2020 Cash Exchangeable Senior Notes	239,568	225,140	December 2025	3.00%
Bank of America Merrill Lynch Banco Múltiplo S.A.	6,462	6,113	July 2023	16.20%
Mediocredito Italiano	1,601	3,379	December 2023	0.50% - 3.47%
Bank of America, U.S.	1,500	1,500	January 2023	5.45%
Other	534	663
Total long-term facilities	538,959	236,795
Less current portion of long-term debt	20,892	226,946
Total long-term debt obligations	$518,067	$9,849
The following table presents the contractual annual principal maturities of our long-term debt facilities as of December 31, 2022 (in thousands):

2023	$20,914
2024	15,092
2025	306,301
2026	26,310
2027	226,875
Thereafter	252
Total payments	595,744
Less: Debt issuance costs	(56,785)
Total long-term facilities	$538,959
Revolving Credit
The outstanding principal amount of our short-term unsecured revolving credit agreements and other agreements with various banks was $2.5 million and $2.7 million as of December 31, 2022 and 2021, respectively, with interest rates ranging from 4.24% to 16.35% and loan terms ranging from overnight to 365 days.
On August 13, 2021, LivaNova PLC and its wholly-owned subsidiary, the Borrower, entered into a First Lien Credit Agreement with the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, relating to a $125 million 2021 First Lien Credit Agreement. The 2021 First Lien Credit Agreement, as amended from time to time, expires on August 13, 2026 and bears interest at a rate equal to, for U.S. dollar-denominated loans, an adjusted Secured Overnight Financing Rate (“SOFR”) with a floor of 0.00%, or a Base Rate, plus, in each case, a variable margin based on the Company’s Total Net Leverage Ratio. Interest is paid monthly or quarterly, as selected by the Borrower, with any outstanding principal due at maturity. The 2021 First Lien Credit Agreement also contemplates the payment of commitment fees on the unused portion of the commitments, at a variable percentage based on the Company’s Total Net Leverage Ratio. As of December 31, 2022 and 2021, the applicable commitment fee percentage was 0.5% and 0.25% per annum, respectively. The 2021 First Lien Credit Agreement is available for working capital and other general corporate purposes and, if drawn, can be repaid at any time without premium or penalty. As of December 31, 2022, we were in compliance with the financial covenants contained in our 2021 First Lien Credit Agreement.
There were no outstanding borrowings under the 2021 First Lien Credit Agreement’s $125 million revolving credit facility as of December 31, 2022.
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

Bridge Loan Facility
On February 24, 2022, LivaNova PLC and its wholly-owned subsidiary, LivaNova USA entered into an Incremental Facility Amendment No. 1 to the 2021 First Lien Credit Agreement, relating to the €200 million Bridge Loan Facility. On March 16, 2022, LivaNova entered into Amendment No. 2 to the 2021 First Lien Credit Agreement, which converted the available borrowings under the Bridge Loan Facility from €200 million to $220 million and converted the EURIBOR rate in the 2021 First Lien Credit Agreement to SOFR. LivaNova delivered a borrowing notice for $220 million in connection with the Bridge Loan Facility, which was funded on March 17, 2022.
On March 18, 2022, LivaNova PLC, acting through its Italian branch, entered into an Indemnity Letter and an Account Pledge Agreement with Barclays, further to which Barclays issued the SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in USD in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. The proceeds of the Bridge Loan Facility were used by LivaNova to post a portion of the cash collateral supporting the SNIA Litigation Guarantee. Cash collateral classified as restricted cash on the consolidated balance sheet as of December 31, 2022 was $301.4 million. For additional information regarding the SNIA litigation, please refer to “Note 14. Commitments and Contingencies.”
Debt discounts and issuance costs related to the Bridge Loan Facility were approximately $4.5 million. Amortization of debt discount and issuance costs for the Bridge Loan Facility was $4.5 million for the year ended December 31, 2022 and is included in interest expense on the consolidated statement of income (loss).
The Bridge Loan Facility was repaid in full on July 6, 2022.
Term Facilities
On July 6, 2022, LivaNova and its wholly-owned subsidiary, LivaNova USA, entered into the Incremental Amendment No. 2 to its 2021 First Lien Credit Agreement. The Incremental Amendment No. 2 provides for LivaNova USA to, among other things, obtain commitments for term loan facilities from a syndicate of lenders in an aggregate principal amount of $350 million consisting of (i) the Initial Term Facility with an aggregate principal amount of $300 million and (ii) the Delayed Draw Term Facility with an additional aggregate principal amount of $50 million, which is available in one single drawing on or after July 6, 2022 until the date that is nine months after such date and, together with the Initial Term Facility, the Term Facilities. As of December 31, 2022, availability under the Delayed Draw Term Facility was $50 million.
Proceeds from the Initial Term Facility were used to repay in full the Bridge Loan Facility on July 6, 2022, with the remainder used for general corporate purposes of the Company. The Term Facilities have a maturity of the earlier of (i) five years or (ii) 91 days prior to December 15, 2025, the maturity date of the 2020 Cash Exchangeable Senior Notes, unless by that date LivaNova USA will have either redeemed or refinanced the Notes, or set aside an amount of cash equal to the then-outstanding principal amount of the Notes. The Term Facilities bear interest at a rate equal to an adjusted term SOFR plus a variable margin based on the Company’s consolidated Total Net Leverage Ratio. As of December 31, 2022, the applicable margin over Adjusted SOFR was equal to 3.5% per annum. The Term Facilities are subject to an original issue discount of 1.5% of their principal amount. The Delayed Draw Term Facility also contemplates the payment of commitment fees at a variable percentage based on the Company’s Total Net Leverage Ratio. As of December 31, 2022, the applicable commitment fee percentage was equal to 0.5% per annum. The Term Facilities are subject to quarterly principal repayment, based on the following amortization schedule: (i) during the first year from the initial funding date: 1.9%; (ii) year two: 5.0%; (ii) year three: 5.0%; (iv) year four: 7.5%; and (v) year five: 10.0%, with the remainder to be paid at maturity. The effective interest rate of the Initial Term Facility as of December 31, 2022 was 6.53%.
The 2021 First Lien Credit Agreement, as amended, contains customary representations, warranties and covenants, including the requirement to maintain a Senior Secured First Lien Net Leverage Ratio, calculated as the ratio of Consolidated Senior Secured First Lien Net Indebtedness to Consolidated EBITDA, as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date, of not more than 3.50 to 1.00 and an Interest Coverage Ratio, calculated as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date, of not less than 3.00 to 1.00. As of December 31, 2022, we were in compliance with the financial covenants contained in our 2021 First Lien Credit Agreement.
Debt discounts and issuance costs related to the Initial Term Facility were approximately $9.6 million. Amortization of debt discount and issuance costs for the Initial Term Facility was $0.8 million for the year ended December 31, 2022, and is included in interest expense on the consolidated statement of income (loss). The unamortized discount and issuance costs related to the Initial Term Facility as of December 31, 2022 was $10.7 million. Issuance costs related to the Delayed Draw Term Facility were approximately $1.6 million. Amortization of issuance costs for the Delayed Draw Term Facility was $1.1 million for the year ended December 31, 2022, and is included in interest expense on the consolidated statement of income (loss). The unamortized issuance cost related to the Delayed Draw Term Facility as of December 31, 2022 was $0.5 million and is included within prepaid expenses and other current assets on the consolidated balance sheet.
2020 Cash Exchangeable Senior Notes
On June 17, 2020, our wholly-owned subsidiary, LivaNova USA, issued $287.5 million aggregate principal amount of 3.00% Notes by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The sale of the Notes resulted in approximately $278.0 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The effective interest rate of the Notes as of December 31, 2022 was 9.95%. The Notes mature on December 15, 2025 unless earlier exchanged, repurchased, or redeemed.
Debt discounts and issuance costs related to the Notes were approximately $82.0 million and included $75.0 million of discount attributable to the embedded exchange feature, discussed below, and $7.0 million of allocated issuance costs to the Notes related to legal, bank and accounting fees. Amortization of debt discount and issuance costs was $14.4 million, $13.1 million and $6.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in interest expense on the consolidated statement of income (loss). The unamortized discount related to the Notes as of December 31, 2022 and 2021 was $47.9 million and $62.4 million, respectively.
Holders of the Notes are entitled to exchange the Notes at any time during specified periods, at their option. This includes the right to exchange the Notes during any calendar quarter, if the last reported sale price of LivaNova’s ordinary shares, with a nominal value of £1.00 per share, is greater than or equal to 130% of the exchange price, or $79.27 per share for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The exchange condition was not satisfied on December 31, 2022. As a result, we have included our obligations from the Notes and the associated embedded exchange feature derivative as a long-term liability on the consolidated balance sheet as of December 31, 2022. The Notes are exchangeable solely into cash and are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the Notes is 16.3980 ordinary shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $60.98 per share). The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the Notes.
The Company may redeem the Notes, at its option, on or after June 20, 2023 and prior to the 51st scheduled trading day immediately preceding the maturity date, in whole or in part, if the last reported sale price per ordinary share has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Additionally, the Company may redeem the Notes at its option, prior to their stated maturity, in whole but not in part, in connection with certain tax-related events.
Embedded Exchange Feature
The embedded exchange feature of the Notes requires bifurcation from the Notes and is accounted for as a derivative liability. The fair value of the Notes’ embedded exchange feature derivative at the time of issuance was $75.0 million and was recorded as debt discount on the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. The Notes’ embedded exchange feature derivative is carried on the consolidated balance sheets at its estimated fair value and is adjusted at the end of each reporting period, with the unrealized gain or loss reflected within foreign exchange and other income/(expense) on the consolidated statements of income (loss). The fair value of the embedded exchange feature derivative liability was $85.7 million and $181.7 million as of December 31, 2022 and 2021, respectively.
Capped Call Transactions
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers of the Notes or their respective affiliates. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of LivaNova’s ordinary shares underlying the Notes, and are generally expected to offset any cash payments the Company is required to make upon exchange of the Notes in excess of the principal amount thereof in the event that the market value per ordinary share, as measured under the capped call transactions, is greater than the strike price of the capped call transactions, with such offset being subject to an initial cap price of $100.00 per share. The capped call transactions expire on December 15, 2025 and must be settled in cash. If the capped call transactions are converted or redeemed early, settlement occurs at their termination value, which is equal to their fair value at the time of the redemption. The capped call transactions are carried on the consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected within foreign exchange and other income/(expense) in the consolidated statements of income (loss). The fair value of the capped call derivative assets was $54.4 million and $106.6 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the capped call derivative assets were classified as long-term.
2020 Senior Secured Term Loan
The Company used the net proceeds from the 2020 senior secured term loan, together with a portion of the net proceeds of the Notes, after fees, discounts, commissions and other expenses, to repay outstanding indebtedness under the Company’s 2017 European Investment Bank loan, 2014 European Investment Bank loan, Banca Nazionale del Lavoro S.p.A loan, and 2019 Debt Facility and related expenses. The Company repaid approximately $528.0 million in aggregate outstanding principal, accrued interest and associated fees, including breakage fees and legal fees. The Company recognized a loss on debt extinguishment of $1.4 million during the year ended December 31, 2020. The loss on debt extinguishment was recognized in foreign exchange and other income/(expense) in the consolidated statements of income (loss). The remainder of the proceeds from the concurrent financing transactions were used to pay the cost of capped call transactions and for general corporate purposes.
On August 12, 2021, the Company repaid in full and terminated its previously outstanding $450 million 2020 senior secured term loan, resulting in a loss on debt extinguishment of $58.6 million recognized during the year ended December 31, 2021, which is comprised of a $35.6 million make-whole premium and $23.0 million associated with the write-off of unamortized debt issuance costs, and is included within loss on debt extinguishment on the consolidated statements of income (loss). For additional information, please refer to “Note 15. Stockholders' Equity.”
Note 12. Derivatives and Risk Management
Due to the global nature of our operations, we are exposed to foreign currency exchange rate fluctuations. Historically, we have entered into FX derivative contracts and interest rate swap contracts to reduce the impact of foreign currency exchange rate and interest rate fluctuations, respectively, on earnings and cash flow.
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
If the derivative qualifies for hedge accounting, changes in the fair value of the derivative will be recorded in AOCI until the hedged item is recognized in earnings upon settlement/termination. FX derivative gains and losses in AOCI are reclassified to our consolidated statements of income (loss) as shown in the tables below, and interest rate swap gains and losses in AOCI are reclassified to interest expense on our consolidated statements of income (loss). We evaluate hedge effectiveness at inception. Cash flows from derivative contracts are reported as operating activities on our consolidated statements of cash flows.
Freestanding FX Derivative Contracts
The gross notional amount of FX derivative contracts not designated as hedging instruments outstanding as of December 31, 2022 and 2021 was $154.5 million and $136.7 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. We recorded net gains (losses) for these freestanding derivatives of $4.5 million, $10.9 million and $(16.6) million for the years ended December 31, 2022, 2021 and 2020, respectively. These gains and (losses) are included in foreign exchange and other income/(expense) on our consolidated statements of income (loss).
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
Cash Flow Hedges
Foreign Currency Risk
Historically, we have utilized FX derivative contracts, designed as cash flow hedges, to hedge the variability of cash flows associated with our 12-month U.S. dollar forecasts of revenues and costs denominated in British Pound, Japanese Yen and the Euro. We transfer to earnings from AOCI the gain or loss realized on the FX derivative contracts at the time of invoicing. Upon the settlement of our foreign currency cash flow hedges in the fourth quarter of 2022 and following an in-depth analysis of the utility of our cash flow hedging program, we discontinued our foreign currency cash flow hedging program.
Interest Rate Risk
We entered into interest rate swaps, which qualify for and are designated as cash flow hedges, for a notional amount covering 70% of the Initial Term Facility’s outstanding principal through April 2023, in order to minimize the impact of changes in interest rates by swapping a portion of the Initial Term Facility’s floating-rate interest payments for fixed-rate interest payments. The Initial Term Facility matures in July 2027.
The following table presents the gross notional amounts of open derivative contracts designated as cash flow hedges as of December 31, 2022 and 2021 (in thousands):

Description of Derivative Contract	2022	2021
FX derivative contracts to be exchanged for British Pounds	$—	$11,160
FX derivative contracts to be exchanged for Japanese Yen	—	6,648
FX derivative contracts to be exchanged for Euros	—	58,224
Interest rate swap contracts	210,000	—
	$210,000	$76,032
The following table presents the after-tax net (loss) gain associated with derivatives designated as cash flow hedges recorded in the ending balance of AOCI and the amount expected to be reclassified to earnings in the next 12 months as of December 31, 2022 (in thousands):

Description of Derivative Contract	After-tax Net Gain in AOCI	After-tax Net Gain Expected to be Reclassified to Earnings in Next 12 Months
Interest rate swap contracts	$966	$966
The following tables present the pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in OCI and the amount reclassified to earnings from AOCI for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		2022
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	(Loss) Gain Recognized in OCI	Loss Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other income/(expense)	$(4,602)	$(382)
FX derivative contracts	SG&A	—	(5,165)
Interest rate swap contracts	Interest expense	914	(52)
		$(3,688)	$(5,599)

		2021
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Loss Recognized in OCI	(Loss) Gain Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other income/(expense)	$(3,922)	$(2,333)
FX derivative contracts	SG&A	—	2,408
		$(3,922)	$75

		2020
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Gain Recognized in OCI	(Loss) Gain Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other income/(expense)	$1,724	$(1,522)
FX derivative contracts	SG&A	—	980
Interest rate swap contracts	Interest expense	—	(113)
		$1,724	$(655)
We offset fair value amounts associated with our derivative instruments on our consolidated balance sheets that are executed with the same counterparty under master netting arrangements. Our netting arrangements include a right to set off or net together purchases and sales of similar products in the settlement process.

The following tables present the fair value and the location of derivative contracts reported on the consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

2022	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Interest rate swap contracts	Current derivative assets	$1,333
Total derivatives designated as hedging instruments		1,333
Derivatives Not Designated as Hedging Instruments
FX derivative contracts			Current derivative liabilities	$5,886
Capped call derivatives	Long-term derivative assets	54,393
Embedded exchange feature			Long-term derivative liabilities	85,675
Total derivatives not designated as hedging instruments		54,393		91,561
Total derivatives		$55,726		$91,561

2021	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
FX derivative contracts	Current derivative liabilities	$243	Current derivative liabilities	$1,286
Total derivatives designated as hedging instruments		243		1,286
Derivatives Not Designated as Hedging Instruments
FX derivative contracts	Current derivative liabilities	61	Current derivative liabilities	427
Capped call derivatives	Current derivative assets	106,629
Embedded exchange feature			Current derivative liabilities	181,700
Total derivatives not designated as hedging instruments		106,690		182,127
Total derivatives		$106,933		$183,413
(1)For the classification of inputs used to evaluate the fair value of our derivatives, refer to “Note 10. Fair Value Measurements.”
Note 13. Leases
We have operating leases primarily for (i) office space, (ii) manufacturing, warehouse and R&D facilities and (iii) vehicles. Our leases have remaining lease terms up to 12 years, some of which include options to extend the leases, and some of which include options to terminate the leases at our sole discretion. The following table presents the components of operating lease assets and liabilities as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Assets
Operating lease right-of-use assets	$35,830	$40,600
Liabilities
Accrued liabilities and other	$9,379	$11,261
Long-term operating lease liabilities	29,548	35,919
Total lease liabilities	$38,927	$47,180

The following table presents the components of operating lease cost for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Operating lease cost	$10,408	$18,070	$14,156
Variable lease cost	580	1,200	1,097
Short-term lease cost	468	1,084	415
Total lease cost	$11,456	$20,354	$15,668
The following table presents the contractual maturities of our lease liabilities as of December 31, 2022 (in thousands):

2023	$10,520
2024	8,095
2025	5,372
2026	3,998
2027	3,570
Thereafter	12,747
Total lease payments	44,302
Less: Amount representing interest	5,375
Present value of lease liabilities	$38,927
The following table presents the weighted average remaining lease term and discount rate as of December 31, 2022 and 2021:

	2022	2021
Weighted Average Remaining Lease Term	6.5 years	5.8 years
Weighted Average Discount Rate	3.9%	3.2%
The following table presents the supplemental lease information for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,468	$13,650	$14,601
Operating lease assets obtained in exchange for lease liabilities	$7,820	$9,037	$8,547
Note 14. Commitments and Contingencies
FDA Warning Letter
On December 29, 2015, the FDA issued a Warning Letter alleging certain violations of FDA regulations applicable to medical device manufacturers at our Munich, Germany and Arvada, Colorado facilities. We took actions to remediate the alleged violations and related inspectional observations, and on December 12, 2022, the Company received a close-out letter from the FDA, dated November 28, 2022, indicating that the FDA considers the Warning Letter closed. See “Item 1A. Risk Factors” in this Form 10-K for additional information.
Saluggia Site Hazardous Substances
LSM, formerly a subsidiary of Sorin, one of the companies that merged into LivaNova PLC in 2015, manages site services for the campus in Saluggia, Italy. In addition to being a former LivaNova manufacturing facility, the Saluggia campus is also the location of manufacturing facilities of third parties, a cafeteria for workers, and storage facilities for hazardous substances and equipment previously used in a nuclear research center, later turned nuclear medicine business, between the 1960s and the late 1990s. Pursuant to authorization from the Italian government, LSM has, and continues to, perform ordinary maintenance, secure the facilities, monitor air and water quality and file applicable reports with the competent environmental authorities.
In 2020, LSM received correspondence from ISIN (a sub-body of the Italian Ministry of Economic Development) requesting that within five years, LSM demonstrate the financial capacity to meet its obligations under Italian law to clean and dismantle any contaminated buildings and equipment as well as to deliver hazardous substances to a national repository. This repository will be built by the Italian government at a location and time yet to be determined. ISIN subsequently published Technical

Guide n. 30, which identifies the technical criteria, and general safety and protection requirements for the design, construction, operation and dismantling of temporary storage facilities for the hazardous substances. In January 2021, a list of 67 potential sites for the national repository was published.
Although there is no legal obligation to begin any work or deliver the hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. Accordingly, in the fourth quarter of 2020, we recognized a $42.2 million provision for this matter, which is included within other operating expenses on the consolidated statements of income (loss). The estimated liability as of December 31, 2022 was $36.6 million which represented the low end of the estimated range of loss of $36.6 million to $46.6 million. The estimated liability as of December 31, 2021 was $39.3 million. The decrease in the liability from December 31, 2021 was primarily due to the effects of foreign currency changes during the year ended December 31, 2022.
SNIA Environmental Liability
Sorin was created as a result of a spin-off (the “Sorin spin-off”) from SNIA in 2004, and in 2015, Sorin was merged into LivaNova. SNIA subsequently became insolvent, and the Italian Ministry of the Environment and other Italian government agencies (the “Public Administrations”) sought compensation from SNIA in an aggregate amount of approximately $3.7 billion for remediation costs relating to the environmental damage at chemical sites previously operated by SNIA’s other subsidiaries.
There are proceedings relating to the SNIA bankruptcy to which we are not a party in the Bankruptcy Court of Udine and the Bankruptcy Court of Milan. In 2011, the Bankruptcy Court of Udine held that the Public Administrations were not creditors of either SNIA or its subsidiaries in connection with their claims in the Italian insolvency proceedings. The Public Administrations appealed. In 2016, the Court of Udine rejected the appeal, and the Public Administrations appealed to the Supreme Court. Similarly, in 2014, the Bankruptcy Court of Milan held that the Public Administrations were not creditors of either SNIA or its subsidiaries. The Public Administrations appealed. In April 2022, Bankruptcy Court of Milan declared the Public Administrations to be a non-privileged creditor of SNIA for up to €454 million, and the Public Administrations appealed to the Supreme Court.
In 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin approximately €292,000 (approximately $312,000 as of December 31, 2022) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal in Milan (“Court of Appeal”). On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the Sorin spin-off, an estimated €572.1 million (approximately $611.6 million as of December 31, 2022). We appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In November 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of approximately €453.6 million (approximately $484.9 million as of December 31, 2022). We appealed the decision on damages in December 2021. On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision has been reached on the appeal to the Italian Supreme Court. This suspension was subject to our providing a first demand bank guarantee of €270.0 million (approximately $288.6 million as of December 31, 2022) within 30 calendar days, and on March 21, 2022, LivaNova delivered the guarantee, thereby satisfying the condition. Refer to “Note 11. Financing Arrangements” for information on the financing of the guarantee.
In November 2022, in response to one of a number of appeals asserted by LivaNova, the Supreme Court issued an ordinance, a procedural document, whereby the Supreme Court referred a question on interpretation of a European directive on demergers to the European Court of Justice (“ECJ”). Specifically, the ordinance asks the ECJ to provide a binding decision as to whether a company resulting from a demerger can be held jointly and severally liable not only for the established liabilities of the demerged company that were articulated at the time of demerger, but also for the environmental liabilities of the demerged company that materialized after the demerger which are derived from actions performed prior to the demerger. Following receipt of the binding decision from the ECJ, the Supreme Court is expected to incorporate and issue a decision in response to all of the appeals of LivaNova and counter-appeals submitted by the Public Administrations. While the timing of the decisions by the ECJ and, subsequently, the Supreme Court are uncertain, the Company believes that the effect of the ordinance will result in a delay of any final decision until at least 2024.
In 2011, Caffaro, a SNIA subsidiary, sold its Brescia chemical business to Caffaro Brescia, a third party belonging to the Todisco group, and as part of the acquisition, Caffaro Brescia agreed to secure hydraulic barriers at the site and maintain existing environmental security measures. In 2020, Caffaro Brescia declared it was withdrawing from its agreement to maintain the environmental measures. In 2021, we (in addition to Caffaro Brescia, and other non-LivaNova entities) received an administrative order (“Order”) from the Italian Ministry of the Environment requiring us to ensure the maintenance of the environmental measures and to guarantee that such works remain fully operational, the annual management and maintenance for which is estimated at approximately €1 million per year. LivaNova’s receipt of the Order appears to be based on the aforementioned Court of Appeal decision regarding our alleged joint liability with SNIA for SNIA’s environmental liabilities. Our response, dated February 16, 2021, disputes the grounds upon which the Order is based. We also appealed the Order in the Administrative Court in Brescia.
We have not recognized a liability in connection with these related matters because any potential loss is not currently probable.
Product Liability Litigation
The Company is currently involved in litigation involving our 3T device. The litigation includes federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania, various U.S. state court cases and cases in jurisdictions outside the U.S. On March 29, 2019, we announced a settlement framework that provides for a comprehensive resolution of the personal injury cases pending in the multi-district litigation in U.S. federal court, the related class action in federal court, as well as certain cases in state courts across the United States. The agreement, which makes no admission of liability, is subject to certain conditions, including acceptance of the settlement by individual claimants and provides for a total payment of up to $225 million to resolve the claims covered by the settlement. Per the agreed upon terms, the second and final payment of $90 million was paid into a qualified settlement fund in January 2020.
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of February 27, 2023, including the cases encompassed in the settlement framework described above that have not yet been dismissed, we were aware of approximately 85 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. This number includes two cases that have settled but have not yet been dismissed. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
During the years ended December 31, 2022, 2021 and 2020 we recorded an additional liability of $22.3 million, $38.1 million and $3.9 million, respectively, due to new information received about the nature of certain claims. As of December 31, 2022, the provision for these matters was $32.5 million. While the amount accrued represents our best estimate for those filed and unfiled claims that we believe are both probable and estimable at this time, and which are a subset of the filed and unfiled claims worldwide of which we are currently aware, the actual liability for resolution of these matters may vary from our estimate. The remaining claims for which a provision has not been recorded are remote or the potential loss is not estimable at this time.
The following table presents the changes in the carrying amount of the litigation provision liability for the years ended December 31, 2022, 2021 and 2020 (in thousands):

As of December 31, 2019	$170,404
Payments	(138,178)
Adjustments (1)	3,906
FX and other	358
As of December 31, 2020	36,490
Payments	(34,808)
Adjustments (1)	38,068
FX and other	(280)
As of December 31, 2021	39,470
Payments	(28,867)
Adjustments (1)	22,309
FX and other	(425)
As of December 31, 2022	32,487
Less current portion as of December 31, 2022	29,481
Long-term portion as of December 31, 2022 (2)	$3,006

(1)Adjustments to the litigation provision are included within other operating expenses on the consolidated statements of income (loss).
(2)Included within other long-term liabilities on the consolidated balance sheet.
Caisson Contract Litigation
On November 25, 2019, LivaNova received notice of a lawsuit initiated by former members of Caisson, a subsidiary of the Company acquired in 2017. The lawsuit, Todd J. Mortier, as Member Representative of the former Members of Caisson Interventional, LLC v. LivaNova USA, Inc., was filed in the United States District Court for the District of Minnesota. The complaint alleged (i) breach of contract, (ii) breach of the covenant of good faith and fair dealing and (iii) unjust enrichment in connection with the Company’s operation of Caisson’s TMVR program and the Company’s November 20, 2019 announcement that it was ending the TMVR program at the end of 2019. The lawsuit sought damages arising out of the 2017 acquisition agreement, including various regulatory milestone payments. In May 2022, the District Court granted LivaNova’s motion for summary judgment; in response, Caisson filed an appeal to the Eighth Circuit Court of Appeal. We intend to vigorously defend this claim. The Company has not recognized a liability related to this matter because any potential loss is not currently probable or reasonably estimable.
Mitral Demand Letter
On July 29, 2022, we received a demand letter from Mitral for approximately €20.8 million ($22.2 million as of December 31, 2022) for breach of warranty claims under the A&R Purchase Agreement. Specifically, the claims allege failure to disclose certain information relating to a supplier, thereby allegedly impacting the profitability of Mitral’s business in China and Japan. We do not believe that Mitral’s claims will be sustained or that LivaNova is responsible for any alleged breach of warranty. Subject to certain exceptions, warranty claims of this type are capped at €8 million, and the amount of any such loss. The Company has not recognized a liability related to this matter because any potential loss is not currently probable.
Italian MedTech Payback Measure
As previously disclosed, in 2015, the Italian Parliament introduced rules regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a “payback” measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In the intervening years since the rules were first issued, there has been considerable uncertainty about how the law will operate and what the exact timeline is for finalization. In August 2022, a decree was published which provided guidance and timetables for the rule, and in January 2023, the Italian government approved a decree whereby a company’s obligation to execute payback payments is suspended until April 30, 2023. We filed an appeal at the Administrative Court against the Decree of the Ministry of Health assessing the amount payable and against the MedTech Payback Guidelines, and we are preparing appeals against the regions requesting payments. The Company has accrued for the law since 2015 based on market and product information. As of December 31, 2022, the total amount reserved for this matter was $6.4 million, however, the actual liability could vary from this amount.
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
Note 15. Stockholders' Equity
On August 6, 2021, the Company closed an offering and issued 4,181,818 ordinary shares, par value £1.00 per share, at an offering price of $82.50 per share. Net proceeds from the offering were approximately $322.6 million, after deducting underwriting discounts, commissions and offering expenses. Proceeds from the offering were used to repay the Company’s $450 million 2020 senior secured term loan. For additional information, please refer to “Note 11. Financing Arrangements.”

Accumulated other comprehensive income (loss)
The following table presents the change in each component of AOCI, net of tax and the reclassifications out of AOCI into net loss for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Change in Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
As of December 31, 2019	$513	$(19,905)	$(19,392)
Other comprehensive income before reclassifications, before tax	1,724	45,395	47,119
Tax expense	(415)	—	(415)
Other comprehensive income before reclassifications, net of tax	1,309	45,395	46,704
Reclassification of loss from accumulated other comprehensive income (loss), before tax	655	—	655
Reclassification of tax benefit	(158)	—	(158)
Reclassification of loss from accumulated other comprehensive income (loss), after tax	497	—	497
Net current-period other comprehensive income, net of tax	1,806	45,395	47,201
As of December 31, 2020	2,319	25,490	27,809
Other comprehensive loss before reclassifications, before tax	(3,922)	(31,722)	(35,644)
Tax benefit	719	—	719
Other comprehensive loss before reclassifications, net of tax	(3,203)	(31,722)	(34,925)
Reclassification of gain from accumulated other comprehensive income (loss), before tax	(75)	—	(75)
Reclassification of tax expense	14	—	14
Reclassification of gain from accumulated other comprehensive income (loss), after tax	(61)	—	(61)
Net current-period other comprehensive loss, net of tax	(3,264)	(31,722)	(34,986)
As of December 31, 2021	(945)	(6,232)	(7,177)
Other comprehensive income before reclassifications, before tax	(3,688)	(42,853)	(46,541)
Tax benefit	—	—	—
Other comprehensive income before reclassifications, net of tax	(3,688)	(42,853)	(46,541)
Reclassification of gain from accumulated other comprehensive income (loss), before tax	5,599	—	5,599
Reclassification of tax expense	—	—	—
Reclassification of gain from accumulated other comprehensive income (loss), after tax	5,599	—	5,599
Net current-period other comprehensive income (loss), net of tax	1,911	(42,853)	(40,942)
As of December 31, 2022	$966	$(49,085)	$(48,119)
(1)Taxes were not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 16. Stock-Based Plans
Stock-Based Plans
Stock-based awards may be granted under the 2015 Incentive Award Plan (the “2015 Plan”) and the 2022 Incentive Award Plan (the “2022 Plan”) in the form of stock options, SARs, RSUs and other stock-based and cash-based awards. As of December 31, 2022, there were approximately 317,200 shares available for future grants to our Non-Executive Directors under the 2015 Plan and 1,900,000 shares pursuant to Options or Stock Appreciation Rights and 1,137,785 shares pursuant to other types of awards available for future grants to our employees under the 2022 Plan.
During the year ended December 31, 2022, we issued stock-based compensatory awards with terms approved by the Compensation Committee of our Board of Directors. The awards with service conditions generally vest ratably from two to four years and are subject to forfeiture unless service conditions are met. The market performance-based awards that were issued cliff vest after three years subject to the rank of our total shareholder return for the three-year period ending December 31, 2024 relative to the total shareholder returns for a peer group of companies. The adjusted free cash flow and adjusted return on invested capital operating performance-based awards that were issued cliff vest after three years subject to the achievement of certain thresholds of cumulative results for those metrics for the three-year period ending December 31, 2024.
The Company also provides a Global Employee Share Purchase Plan (“ESPP”). Compensation expense related to the ESPP for the years ended December 31, 2022, 2021 and 2020 was $1.2 million, $1.5 million and $1.2 million, respectively.
Stock-Based Compensation
The following table presents the amounts of stock-based compensation recognized on our consolidated statements of income (loss), by expense category for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Cost of goods sold	$1,455	$2,451	$1,898
Selling, general and administrative	35,638	29,449	29,661
Research and development	7,716	8,664	3,530
Total stock-based compensation expense	44,809	40,564	35,089
Income tax benefit	706	588	992
Total expense, net of income tax benefit	$44,103	$39,976	$34,097
The following table presents the amounts of stock-based compensation expense recognized on our consolidated statements of income (loss) by type of arrangement for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Service-based restricted stock units	$21,563	$19,614	$18,320
Service-based stock appreciation rights	14,065	12,489	12,715
Market performance-based restricted stock units	4,651	3,522	3,200
Operating performance-based restricted stock units	3,338	3,434	(370)
Employee stock purchase plan	1,192	1,505	1,224
Total stock-based compensation expense	$44,809	$40,564	$35,089
Unrecognized Stock-Based Compensation
The following table presents the amounts of stock-based compensation cost not yet recognized related to non-vested awards, including awards assumed or issued as of December 31, 2022 (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Service-based stock appreciation rights	$25,886	2.61
Service-based restricted stock unit awards	33,823	2.49
Performance-based restricted stock unit awards	9,922	1.74
Total stock-based compensation cost unrecognized	$69,631	2.28

Stock Appreciation Rights and Stock Options
We use the Black-Scholes option pricing methodology to calculate the grant date fair market value of SARs. The following table lists the assumptions we utilized as inputs to the Black-Scholes model for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Dividend yield (1)	—	—	—
Risk-free interest rate (2)	2.5%	1.0%	0.4%
Expected option term - in years (3)	5.3	5.6	5.4
Expected volatility at grant date (4)	42.2%	42.1%	39.5%
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
(4)We determine the expected volatility of the awards based on historical volatility.
The following tables present the activity for service-based SARs and stock option awards:

SARs and Stock Options	Number of Optioned Shares	Wtd. Avg. Exercise Price per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding — as of December 31, 2021	2,634,373	$65.94
Granted	553,050	$82.04
Exercised	(93,191)	$48.86
Forfeited	(150,881)	$67.46
Expired	(136,515)	$89.41
Outstanding — as of December 31, 2022	2,806,836	$68.46	6.67	$10,070
Fully vested and exercisable — end of year	1,460,162	$67.43	5.24	$5,494
Fully vested and expected to vest — end of year (2)	2,756,467	$68.35	6.64	$9,979
(1)The aggregate intrinsic value of SARs and options is based on the difference between the fair market value of the underlying stock at December 31, 2022, using the market closing stock price, and exercise price for in-the-money awards.
(2)Includes the impact of expected future forfeitures.

	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value of SARs granted during the year (per share)	$34.13	$29.22	$15.73
Aggregate intrinsic value of SARs and stock options exercised during the year (in thousands)	$2,143	$12,223	$773
Restricted Stock Units Awards
The following tables present the activity for service-based RSU awards:

RSUs	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares as of December 31, 2021	791,157	$64.53
Granted	328,980	$76.35
Vested	(298,865)	$68.11
Forfeited	(79,380)	$64.85
Non-vested shares as of December 31, 2022	741,892	$68.02

	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value of service-based RSUs issued during the year (per share)	$76.35	$74.17	$44.28
Aggregate fair value of RSUs that vested during the year (in thousands)	$22,793	$21,501	$13,674
The following tables present the activity for performance-based RSU awards:

Performance-based RSUs	Number of Shares	Wtd. Avg. Grant Date Fair Value
Non-vested shares as of December 31, 2021	345,944	$68.36
Granted	88,354	$92.53
Vested	(11,340)	$95.13
Forfeited	(11,474)	$41.70
Performance adjustments (1)	(80,950)	$91.58
Non-vested shares as of December 31, 2022	330,534	$70.45
(1)Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value of performance-based restricted share units granted during the year (per share)	$92.53	$89.29	$41.70
Aggregate fair value of performance-based restricted share units that vested during the year (in thousands)	$877	$8,268	$4,106
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

The following table presents the change in benefit obligations and funded status of our U.S. pension benefits for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	U.S. Pension Benefits
	2022	2021	2020
Accumulated benefit obligations at year end	$9,790	$12,578	$13,085
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$12,578	$13,085	$11,232
Interest cost	254	224	290
Plan settlement	(1,369)	(972)	(384)
Actuarial (gain)/loss	(1,361)	527	2,225
Benefits paid	(312)	(286)	(278)
Projected benefit obligation at end of year	$9,790	$12,578	$13,085
Change in plan assets:
Fair value of plan assets at beginning of year	$8,020	$8,688	$7,574
Actual return on plan assets	(1,189)	189	646
Employer contributions	367	401	1,130
Plan settlement	(1,369)	(972)	(384)
Benefits paid	(313)	(286)	(278)
Fair value of plan assets at end of year	$5,516	$8,020	$8,688
Funded status at end of year:
Fair value of plan assets	$5,516	$8,020	$8,688
Projected benefit obligations	9,790	12,578	13,085
Underfunded status of the plans	4,274	4,558	4,397
Recognized liability	$4,274	$4,558	$4,397
Amounts recognized on the consolidated balance sheets consist of:
Non-current liabilities	$4,274	$4,558	$4,397
Recognized liability	$4,274	$4,558	$4,397

The following table presents the change in benefit obligations and funded status of our non-U.S. pension benefits for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Non-U.S. Pension Benefits
	2022	2021	2020
Accumulated benefit obligations at year end	$8,248	$10,522	$12,091
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$10,817	$13,039	$18,087
Service cost	259	354	691
Interest cost	83	56	121
Actuarial gain	(831)	(1,372)	(208)
Benefits paid	(1,060)	(294)	(1,245)
Reclassified to liabilities held for sale (1)	—	—	(6,012)
Foreign currency exchange rate changes and other	(736)	(966)	1,605
Projected benefit obligation at end of year	$8,532	$10,817	$13,039
Change in plan assets:
Fair value of plan assets at beginning of year	$3,142	$2,816	$3,423
Actual return on plan assets	(80)	61	52
Employer contributions	265	302	454
Benefits paid	(37)	(78)	(290)
Reclassified to liabilities held for sale (1)	—	—	(1,018)
Foreign currency exchange rate changes and other	(58)	41	195
Fair value of plan assets at end of year	$3,232	$3,142	$2,816
Funded status at end of year:
Fair value of plan assets	$3,232	$3,142	$2,816
Projected benefit obligations	8,532	10,817	13,039
Underfunded status of the plans (2)	5,300	7,675	10,223
Recognized liability	$5,300	$7,675	$10,223
Amounts recognized on the consolidated balance sheets consist of:
Non-current liabilities	$5,300	$7,675	$10,223
Recognized liability	$5,300	$7,675	$10,223
(1)Refer to “Note 5. Divestiture of Heart Valve Business.”
(2)In certain non-U.S. countries, fully funding pension plans is not a common practice. Consequently, certain pension plans have been partially funded.
The following tables present U.S. and non-U.S. net periodic benefit cost of the defined benefit pension plans by component for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	U.S. Pension Benefits
	2022	2021	2020
Interest cost	$254	$224	$290
Expected return on plan assets	(298)	(358)	(318)
Settlement and curtailment loss	731	471	180
Amortization of net actuarial loss	262	264	182
Net periodic benefit cost	$949	$601	$334

	Non-U.S. Pension Benefits
	2022	2021	2020
Service cost	$259	$354	$691
Interest cost	83	56	121
Expected return on plan assets	80	(61)	(52)
Amortization of net actuarial loss (gain)	(831)	(1,372)	(208)
Net periodic benefit cost	$(409)	$(1,023)	$552
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
The following table presents the major actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our significant U.S. benefit plans as of December 31, 2022, 2021 and 2020:

	U.S. Pension Benefits
	2022	2021	2020
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.10%	2.41%	1.91%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.41%	1.91%	2.88%
Expected return on plan assets	5.00%	5.00%	5.00%
The following table presents the major actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our significant non-U.S. benefit plans as of December 31, 2022, 2021 and 2020:

	Non-U.S. Pension Benefits
	2022			2021			2020
Weighted-average assumptions used to determine benefit obligation:
Discount rate	0.45%	-	3.70%	0.15%	-	1.00%	0.23%	-	0.35%
Rate of compensation increase	2.50%	-	3.50%	2.50%	-	3.00%	2.50%	-	3.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	0.45%	-	3.70%	0.15%	-	1.00%	0.23%	-	0.35%
Rate of compensation increase	2.50%	-	3.50%	2.50%	-	3.00%	2.50%	-	3.00%
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
The following table presents our U.S. pension plan target allocations by asset category as of December 31, 2022:

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
The following tables present information by level for the retirement benefit plan assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	2022	Fair Value Measurement Using Inputs Considered as:
		Level 1	Level 2	Level 3
Equity mutual funds	$1,591	$—	$1,591	$—
Fixed income mutual funds	3,843	—	3,843	—
Money market funds and cash	68	68	—	—
	$5,502	$68	$5,434	$—

	2021	Fair Value Measurement Using Inputs Considered as:
		Level 1	Level 2	Level 3
Equity mutual funds	$2,341	$—	$2,341	$—
Fixed income mutual funds	5,587	—	5,587	—
Money market funds	82	82	—	—
	$8,010	$82	$7,928	$—
Refer to “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” for discussion of the fair value measurement terms of Levels 1, 2, and 3.
Defined Benefit Retirement Funding
We make the minimum required contribution to fund the U.S. pension plan as determined by MAP - 21 and the Highway and Transportation Funding Act of 2014. We contributed $0.6 million, $0.7 million and $1.6 million to the pension plans (U.S. and non-U.S.) during the years ended December 31, 2022, 2021 and 2020, respectively. We anticipate that we will make contributions to the U.S. pension plan of approximately $0.5 million during the year ended December 31, 2023.

The following table presents benefit payments expected to be paid, including amounts to be paid from our assets, and reflecting expected future service, as of December 31, 2022 (in thousands):

	U.S. Plans	Non-U.S. Plans
2023	3,820	740
2024	688	589
2025	853	675
2026	908	634
2027	673	730
2028 - 2032	2,196	3,769
Defined Contribution Plans
We sponsor defined contribution plans in the U.S. including the Cyberonics, Inc. Employee Retirement Savings Plan, which qualifies under Section 401(k) of the IRC covering U.S. employees and the Cyberonics, Inc. Non-Qualified Deferred Compensation Plan, covering certain U.S. middle and senior management. In addition, we sponsor the Belgium Defined Contribution Pension Plan for Cyberonics’ Belgium employees. We incurred expenses for our defined contribution plans of $9.0 million, $10.2 million and $11.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 18. Income Taxes
Earnings Before Income Taxes and Components of Income Tax Provision
The following table presents the U.S. and non-U.S. components of income (loss) from continuing operations before income taxes and our income tax expense (benefit) from continuing operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Income (loss) from continuing operations before income taxes:
Non-U.S.	$22,570	$22,094	$(262,501)
U.S.	(97,712)	(146,566)	(85,521)
	$(75,142)	$(124,472)	$(348,022)
Total income tax expense (benefit) from continuing operations consisted of the following:
Current:
Non-U.S.	$4,782	$4,296	$2,899
U.S.	4,860	4,050	(41,010)
	9,642	8,346	(38,111)
Deferred:
Non-U.S.	1,409	2,852	37,151
Total income tax expense (benefit) from continuing operations	$11,051	$11,198	$(960)
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

The following table presents a reconciliation of the statutory income tax rate to our effective income tax rate expressed as a percentage of income from continuing operations before income taxes for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Statutory tax rate at UK Rate	19.0%	19.0%	19.0%
Deferred tax valuation allowance	(18.8)	(47.7)	(34.9)
Foreign tax rate differential	10.6	7.1	6.6
U.S. state and local tax expense, net of federal benefit	(1.4)	(0.3)	1.5
Effect of changes in tax rate	6.2	18.9	2.2
Write-off/impairment of investments	(27.6)	(1.8)	1.8
Reserve for uncertain tax positions	—	—	0.8
Research and development tax credits	1.2	0.3	0.9
Base erosion anti-abuse tax	(2.9)	(3.1)	(0.7)
Foreign tax withholding and credits	—	(0.2)	(0.2)
CARES Act rate differential	—	—	2.8
Disallowable professional fees	(0.4)	(1.5)	—
Other, net	(0.6)	0.3	0.5
Effective tax rate	(14.7)%	(9.0)%	0.3%
Inflation Reduction Act of 2022
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

Deferred Income Tax Assets and Liabilities
The following table presents the significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$142,456	$152,491
Tax credit carryforwards	41,918	40,931
Interest expense carryforward	65,497	65,141
Accruals and reserves	35,132	36,796
Deferred compensation	16,081	13,262
Inventories	9,073	8,844
Deferred R&D	29,796	—
Other	6,898	19,119
Gross deferred tax assets	346,851	336,584
Valuation allowance	(264,754)	(244,978)
Net deferred tax assets	82,097	91,606
Deferred tax liabilities:
Property, equipment & intangible assets	(76,419)	(70,573)
Gain on sale of intellectual property	(12,810)	(26,564)
Gross deferred tax liabilities:	(89,229)	(97,137)
Net deferred tax liabilities	$(7,132)	$(5,531)
Reported on the consolidated balance sheet as (after valuation allowance and jurisdictional netting):
Net deferred tax assets	$1,384	$2,197
Net deferred tax liabilities	(8,516)	(7,728)
Net deferred tax liabilities	$(7,132)	$(5,531)
The following table presents NOL and tax credit carryforwards as of December 31, 2022, which can be used to reduce our income tax payable in future years (in thousands):

Region	Gross Amount	Tax Benefit	Amount with No Expiration	Amount with Expiration	Carryforward Period
Europe NOL	$429,156	$104,075	$104,075	$—	Unlimited
U.S. Federal NOL	112,259	23,574	8,474	15,100	2023	-	2038
U.S. State NOL	180,411	11,076	2,349	8,727	2023	-	2042
S. America & other regions NOL	11,183	3,664	3,410	254	2029	-	2038
Far East NOL	426	79	27	52	2025	-	2032
U.S. foreign tax credits	—	15,850	—	15,850	2025	-	2030
U.S. R&D tax credits	—	17,690	—	17,690	2023	-	2042
U.S. State research & development tax credits	—	7,108	1,280	5,828	2030	-	2042
Other non-U.S. tax credits	—	1,271	275	996	2023	-	2034
	$733,435	$184,387	$119,890	$64,497
We review the realizability of our deferred tax assets by jurisdiction regularly. As of December 31, 2022 and 2021, we had valuation allowances of $264.8 million and $245.0 million, respectively. These valuation allowances were primarily related to continuing operations and are a result of significant negative evidence in the form of cumulative losses in certain jurisdictions, including the extended impact of COVID-19 globally.

No provision has been made for income taxes on undistributed earnings of foreign subsidiaries as of December 31, 2022 because it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes and withholding taxes. As of December 31, 2022, it was not practicable to determine the exact amount of the deferred tax liability related to those investments.
Uncertain Income Tax Positions
The following table presents a reconciliation of our total gross unrecognized tax benefit for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Balance at beginning of year	$1,741	$3,433	$15,995
Decreases:
Tax positions related to prior years for settlement with tax authorities	—	(1,434)	(13,989)
Impact of foreign currency exchange rates	(101)	(258)	1,427
Balance at end of year	$1,640	$1,741	$3,433
Accrued interest and penalties totaled $0.3 million, $0.2 million and $0.4 million as of December 31, 2022, 2021 and 2020, respectively, and were included in other long-term liabilities on our consolidated balance sheets.
We operate in multiple jurisdictions with complex legal and tax regulatory environments and our tax returns are periodically audited or subjected to review by tax authorities. We monitor tax law changes and the potential impact to our results of operations. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of our tax positions in order to determine the appropriateness of our reserves for uncertain tax positions. However, there can be no assurance that we will accurately predict the outcome of these audits and the actual outcome of an audit could have a material impact on our consolidated results of income, financial position or cash flows. If all of our unrecognized tax benefits as of December 31, 2022 were recognized, $1.6 million would impact our effective tax rate. We believe it is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits should decrease by up to approximately $1.0 million.
We record accrued interest and penalties related to unrecognized tax benefits in interest expense and foreign exchange and other income/(expense), respectively, on our consolidated statements of income (loss).
The major jurisdictions where we are subject to income tax examinations are as follows:

Jurisdiction	Earliest Year Open
U.S. - federal and state	2015
Italy	2016
Germany	2019
England and Wales	2018
Canada	2018
Note 19. Earnings Per Share
The following table presents the basic and diluted weighted-average shares outstanding used in the computation of basic and diluted net income per share for the years ended December 31, 2022, 2021 and 2020 (in thousands of shares):

	2022	2021	2020
Basic and diluted weighted average shares outstanding (1)	53,472	50,633	48,592
(1)Excluded from the computation of diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 were stock options, SARs and RSUs totaling 3.9 million, 3.9 million and 4.1 million because to include them would have been anti-dilutive under the treasury stock method.

Note 20. Geographic and Segment Information
Segment Information
We identify operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources, developing and executing our strategy, and assessing performance. We have three reportable segments: Cardiopulmonary, Neuromodulation and Advanced Circulatory Support.
Our Cardiopulmonary segment is engaged in the development, production and sale of cardiopulmonary products, including heart-lung machines, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories.
Our Neuromodulation segment is engaged in the design, development and marketing of devices that deliver neuromodulation therapy for treating DRE and DTD. Neuromodulation products include the LivaNova VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. It also includes the development and management of clinical testing of our aura6000 System for treating obstructive sleep apnea. Our Neuromodulation segment also includes the VITARIA System which was intended to treat heart failure by stimulating the right vagus nerve.
Our Advanced Circulatory Support (“ACS”) segment is engaged in the development, production and sale of leading-edge temporary life support products. Our ACS products, which comprise the LifeSPARC platform and ProtekDuo cannula, simplify temporary extracorporeal cardiopulmonary life support solutions for critically ill patients. The LifeSPARC platform includes a common compact console and pump that provides temporary support for emergent rescue patients in a variety of settings. Our ACS segment also includes the Hemolung RAS, which was acquired in May 2022 as part of the acquisition of ALung.
“Other” includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For the years ended December 31, 2021 and 2020, Other also includes the results of our Heart Valve business, which was divested on June 1, 2021.
Net revenue of our reportable segments includes revenues from the sale of products that each reportable segment develops and manufactures or distributes. We define segment income as operating income before merger and integration, restructuring and amortization of intangibles.

We operate under three geographic regions: U.S., Europe, and Rest of World. The following table presents net revenue by operating segment and geographic region for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Cardiopulmonary
United States	$159,489	$154,073	$132,543
Europe (1)	127,064	134,562	122,062
Rest of World	213,761	194,344	192,127
	500,314	482,979	446,732
Neuromodulation
United States	374,542	358,476	282,509
Europe (1)	50,291	51,435	39,019
Rest of World	52,160	46,261	32,916
	476,993	456,172	354,444
Advanced Circulatory Support
United States	37,527	53,821	41,094
Europe (1)	1,447	1,120	1,027
Rest of World	327	518	200
	39,301	55,459	42,321
Other (2)
United States	—	4,929	12,488
Europe (1)	—	14,407	31,259
Rest of World	5,197	21,419	46,997
	5,197	40,755	90,744
Totals
United States	571,558	571,299	468,634
Europe (1)	178,802	201,524	193,367
Rest of World	271,445	262,542	272,240
Total net revenue (3) (4)	$1,021,805	$1,035,365	$934,241
(1)Includes countries in Europe where we have a direct sales presence. Countries where sales are made through distributors are included in “Rest of World.”
(2)For the years ended December 31, 2021 and 2020, other primarily includes the net revenue of the Company’s Heart Valve business, which was divested on June 1, 2021.
(3)Net revenue to external customers includes $32.3 million, $35.8 million and $29.7 million in the United Kingdom, our country of domicile, for the years ended December 31, 2022, 2021 and 2020, respectively.
(4)No single customer represented over 10% of our consolidated net revenue. No country’s net revenue exceeded 10% of our consolidated sales, except for the U.S.

The following table presents a reconciliation of segment (loss) income from continuing operations to consolidated loss from continuing operations before tax for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Cardiopulmonary (1)	$11,247	$(6,429)	$35,735
Neuromodulation	172,775	169,499	109,273
Advanced Circulatory Support (2)	(142,590)	2,195	(575)
Other (3) (4)	(85,249)	(129,082)	(365,116)
Total reportable segment (loss) income from continuing operations	(43,817)	36,183	(220,683)
Other expenses (5)	32,935	36,967	53,216
Operating loss from continuing operations	(76,752)	(784)	(273,899)
Interest expense	(48,250)	(50,151)	(40,837)
Loss on debt extinguishment	—	(60,238)	(1,407)
Foreign exchange and other income/(expense)	49,860	(13,299)	(31,879)
Loss from continuing operations before tax	$(75,142)	$(124,472)	$(348,022)
(1)Results for the years ended December 31, 2022, 2021 and 2020 include a Litigation provision, net of $21.7 million, $38.1 million and $3.9 million, respectively. Refer to “Note 14. Commitments and Contingencies” for additional information.
(2)Results for the year ended December 31, 2022 include a goodwill impairment of $129.4 million. Refer to “Note 8. Goodwill and Intangible Assets” for additional information.
(3)Other includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development. For the years ended December 31, 2021 and 2020, Other also includes the results of our Heart Valve business, which was divested on June 1, 2021.
(4)Results for the year ended December 31, 2020 include $180.2 million and $21.3 million in impairments of the Heart Valves disposal group and allocated goodwill, respectively. Additionally, the results for the year ended December 31, 2020 include a $42.2 million decommissioning provision at our Saluggia site. Refer to “Note 5. Divestiture of Heart Valve Business” and “Note 14. Commitments and Contingencies”, respectively, for additional information.
(5)Other expenses consists of merger and integration expense, restructuring expense and amortization of intangible assets.
The following table presents assets by reportable segment as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Cardiopulmonary	$874,143	$921,481
Neuromodulation	646,633	646,394
Advanced Circulatory Support	121,454	231,846
Other	652,543	401,230
Total assets	$2,294,773	$2,200,951

The following table presents capital expenditures by segment for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Cardiopulmonary	$13,828	$14,824	$20,975
Neuromodulation	369	179	7,318
Advanced Circulatory Support	1,773	1,326	733
Other (1)	10,622	5,984	6,890
Total capital expenditures	$26,592	$22,313	$35,916
(1)Other includes corporate capital expenditures. For the years ended December 31, 2021 and 2020, Other also includes capital expenditures of our Heart Valve business, which was divested on June 1, 2021.
Geographic Information
The following table presents property, plant and equipment, net by geographic region as of December 31, 2022 and 2021 (in thousands):

	2022	2021
United States	$63,458	$60,852
Europe	79,654	85,313
Rest of World	4,075	3,901
Total property, plant and equipment, net	$147,187	$150,066
Note 21. Supplemental Financial Information
The following table presents the components of inventories as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Raw materials	$70,027	$43,958
Work-in-process	15,508	14,161
Finished goods	43,844	47,721
Total inventories	$129,379	$105,840
Inventories included adjustments totaling $8.2 million and $8.9 million as of December 31, 2022 and 2021, respectively, to record balances at lower of cost or net realizable value.
The following table presents the components of property, plant and equipment, net as of December 31, 2022 and 2021 (in thousands):

	2022	2021	Lives in Years
Land	$14,637	$15,099
Building and building improvements	80,611	79,475	5	to	36
Equipment, software, furniture and fixtures	206,892	195,919	2	to	10
Other	8,861	9,246	5	to	7
Capital investment in process	11,307	12,112
Total gross property, plant and equipment	322,308	311,851
Accumulated depreciation	(175,121)	(161,785)
Total Property, plant and equipment, net	$147,187	$150,066

The following table presents the components of accrued liabilities and other as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Contract liabilities	$10,226	$8,419
Operating lease liabilities (1)	9,379	11,261
Legal and other administrative costs	8,653	11,832
Research and development costs	7,020	5,329
Italian medical device payback law	6,414	5,533
Royalty accrual	3,950	3,611
Restructuring liabilities (2)	2,045	836
Provisions for agents, returns and other	1,678	2,535
Contingent consideration (3)	—	11,552
Amount payable to Gyrus Capital S.A.	—	11,418
Other accrued expenses	26,230	16,611
Total accrued liabilities and other	$75,595	$88,937
(1)Refer to “Note 13. Leases.”
(2)Refer to “Note 6. Restructuring.”
(3)Refer to “Note 10. Fair Value Measurements.”
The following table presents the items included within foreign exchange and other income/(expense) on the consolidated statements of income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Notes fair value adjustment (1)	$96,025	$(59,944)	$(46,805)
Capped call fair value adjustment (1)	(52,236)	34,327	29,206
Interest income	4,697	435	131
Foreign exchange rate fluctuations	378	(1,243)	(4,851)
Dividend income (2)	305	3,415	—
Investment revaluation (2)	—	4,642	—
Other derivative liabilities fair value adjustment (1)	—	4,290	(4,290)
Notes issuance costs	—	—	(2,482)
Other	691	779	(2,788)
Total foreign exchange and other income/(expense)	$49,860	$(13,299)	$(31,879)
(1)Refer to “Note 10. Fair Value Measurements.”
(2)Refer to “Note 9. Investments.”
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the amounts shown on the consolidated statement of cash flows as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Cash and cash equivalents	$214,172	$207,992
Restricted cash (1)	301,446	—
Cash, cash equivalents and restricted cash	$515,618	$207,992
(1)Restricted cash represents funds held as collateral for the SNIA Litigation Guarantee. Refer to “Note 14. Commitments and Contingencies.”

Note 22. Subsequent Event
During the fourth quarter of 2022, we randomized the 500th patient in the ANTHEM-HFrEF clinical trial which triggered the second interim analysis. The independent Data and Safety Monitoring Committee (“DSMC”) evaluated safety, a trend toward the primary endpoint and success in the three functional endpoints. This analysis determined that the U.S. FDA early filing conditions were not met, and the DSMC recommended that enrollment continue in accordance with the current study protocol. However, we conducted further evaluation of the study data and concluded that such data did not demonstrate a sufficiently strong positive impact on functional or mortality endpoints and that it was unlikely that the continuation of the study would demonstrate such an impact. As a result, on February 22, 2023, we announced that we are stopping enrollment in the ANTHEM-HFrEF clinical trial, beginning the process to close the clinical study and winding down our heart failure program.