Form 10-Q
period 2023-03-31
LivaNova PLC
filed 2023-05-03
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at April 26, 2023
Ordinary Shares - £1.00 par value per share	53,768,134

LIVANOVA PLC

DEFINITIONS
In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (this “Report”), the following terms and abbreviations have the meanings as listed below. Additionally, the terms “LivaNova” and “the Company” refer to LivaNova PLC and its consolidated subsidiaries.

Abbreviation	Definition
2022 Form 10-K	LivaNova PLC’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023
ACS	Advanced Circulatory Support
ALung	ALung Technologies, Inc.
AOCI	Accumulated other comprehensive income
Bridge Loan Facility	Incremental Facility Amendment No. 1 to the 2021 First Lien Credit Agreement, relating to a €200 million bridge loan facility, dated February 24, 2022 and repaid on July 6, 2022
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CMS	U.S. Centers for Medicare & Medicaid Services
Court of Appeal	Court of Appeal in Milan
Delayed Draw Term Facility	$50 million delayed draw term facility under the 2021 First Lien Credit Agreement resulting from the Incremental Facility Amendment No. 2
DRE	Drug-resistant epilepsy
DTD	Difficult-to-treat depression
ECJ	European Court of Justice
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
ECMO	Extracorporeal membrane oxygenation
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
FX	Foreign currency exchange rate
Hemolung RAS	Hemolung Respiratory Assist System
ImThera	ImThera Medical, Inc., acquired by LivaNova in 2018, a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea
Incremental Facility Amendment No. 2	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated July 6, 2022
Initial Term Facility	$300 million term facility under the 2021 First Lien Credit Agreement resulting from the Incremental Facility Amendment No. 2
ISIN	Sub-body of the Italian Ministry of Economic Development
LivaNova USA	LivaNova USA, Inc.
LSM	LivaNova Site Management S.r.l.
Mitral	Mitral Holdco S.à r.l.
Notes	$287.5 million aggregate principal amount of 3.00% senior notes due December 2025, issued June 17, 2020
NTAP	New Technology Add-on Payment
OCI	Other comprehensive income (loss)
Order	Administrative order
OSA	Obstructive sleep apnea
OSPREY clinical trial	LivaNova’s clinical trial, “Treating Obstructive Sleep Apnea using Targeted Hypoglossal Neurostimulation”
Public Administrations	The Italian Ministry of the Environment and other Italian government agencies
R&D	Research and Development
RECOVER clinical study	LivaNova’s clinical study “A Prospective, Multi-center, Randomized Controlled Blinded Trial Demonstrating the Safety and Effectiveness of VNS Therapy System as Adjunctive Therapy Versus a No Stimulation Control in Subjects With Treatment-Resistant Depression”

Abbreviation	Definition
RSUs	Service-based restricted stock units
SARs	Service-based stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SG&A	Selling, general and administrative expense
SNIA	SNIA S.p.A.
SNIA Litigation Guarantee	A first demand bank guarantee of €270.0 million in connection with the SNIA litigation
SOFR	Secured Overnight Financing Rate
Sorin spin-off	The spin-off of Sorin from SNIA in 2004
SVB	Silicon Valley Bank
Term Facilities	The Initial Term Facility together with the Delayed Draw Term Facility
U.S.	United States of America
U.S. GAAP	Generally accepted accounting principles in the U.S.
USD	U.S. dollars

INTELLECTUAL PROPERTY, TRADEMARKS AND TRADE NAMES
This report may contain references to LivaNova’s proprietary intellectual property, including among others:
•Trademarks for LivaNova’s Neuromodulation systems, the VNS Therapy™ System, the VITARIA™ System and LivaNova’s proprietary pulse generator products: Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse™), Model 104 (Demipulse Duo™), Model 106 (AspireSR™), Model 1000 (SenTiva™), Model 1000-D (SenTiva™ Duo), Model 7103 (VITARIA™ and TitrationAssist™) and Model 8103 (Symmetry™).
•Trademarks for LivaNova’s Cardiopulmonary products and systems: Essenz™, S5™, S3™, S5 Pro™, B-Capta™, Inspire™, Heartlink™, XTRA™, 3T Heater-Cooler™, Connect™ and Revolution™.
•Trademarks for LivaNova’s advanced circulatory support systems: TandemLife™, TandemHeart™, TandemLung™, ProtekDuo™, LifeSPARC™, ALung™, Hemolung™, Respiratory Dialysis™ and ActivMix™.
•Trademarks for LivaNova’s obstructive sleep apnea system: ImThera™ and aura6000™.
These trademarks and trade names are the property of LivaNova or the property of LivaNova’s consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, LivaNova’s trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ™ symbol, but such references are not intended to indicate in any way that the Company will not assert, to the fullest extent under applicable law, LivaNova’s rights to these trademarks and trade names.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical or current fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, the Company’s actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. Generally, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, and include, but are not limited to, the following risks and uncertainties: risks related to reductions, interruptions or increasing costs related to the supply of raw materials and components and the distribution of finished products, including as a result of inflation and war; volatility in the global market and worldwide economic conditions, including as caused by the invasion of Ukraine, inflation, foreign exchange fluctuations, changes to existing trade agreements and relationships between the U.S. and other countries including the implementation of sanctions; changes in technology, including the development of superior or alternative technology or devices by competitors and/or competition from providers of alternative medical therapies; failure to obtain approvals or reimbursement in relation to the Company’s products; failure to establish, expand or maintain market acceptance of the Company’s products for the treatment of the Company’s approved indications; failure to develop and commercialize new products and the rate and degree of market acceptance of such products; unfavorable results from clinical studies or failure to meet milestones; failure to comply with, or changes in, laws, regulations or administrative practices affecting government regulation of the Company’s products; risks relating to recalls, enforcement actions or product liability claims; changes or reduction in reimbursement for the Company’s products or failure to comply with rules relating to reimbursement of healthcare goods and services; cyber-attacks or other disruptions to the Company’s information technology systems; costs of complying with privacy and security of personal information requirements and laws; failure to comply with anti-bribery laws; risks associated with environmental laws and regulations as well as environmental liabilities, violations, protest voting and litigation; losses or costs from pending or future lawsuits and governmental investigations, including in the case of the Company’s 3T and SNIA litigations; product liability, intellectual property, shareholder-related, environmental-related, income tax and other litigation, disputes, losses and costs; failure to retain key personnel, prevent labor shortages, or manage labor costs; the failure of the Company’s R&D efforts to keep up with the rapid pace of technological development in the medical device industry; the impact of climate change and the risk of environmental, social and governance pressures from internal and external stakeholders; the risk of quality concerns and the impacts thereof; failure to protect the Company’s proprietary intellectual property; the potential loss of funds resulting from recent and potential future bank failures; COVID-19’s reverberating impacts on the economy, employment, patient behaviors and supply chain, among others; failure of new acquisitions to further the Company’s strategic objectives or strengthen the Company’s existing businesses; the potential for impairments of intangible assets and goodwill; risks relating to the Company’s indebtedness including under the exchangeable senior notes, the Company’s revolving credit facility and the Company’s 2022 Term Facilities, as defined herein; effectiveness of the Company’s internal controls over financial reporting; changes in the Company’s profitability and/or failure to manage costs and expenses; fluctuations in future quarterly operating results and/or variations in revenue and operating expenses relative to estimates; changes in tax laws and regulations, including exposure to additional income tax liabilities; and other unknown or unpredictable factors that could harm the Company’s financial performance.
Other factors that could cause LivaNova’s actual results to differ from projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this and the Company’s other Quarterly Reports on Form 10-Q, (2) the Company’s 2022 Form 10-K, (3) the Company’s reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements LivaNova makes from time to time.

Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three months ended March 31, 2023 are not necessarily indicative of future results, including the full fiscal year. You should also refer to the Company’s “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in LivaNova’s 2022 Form 10-K and in the Company’s Quarterly Reports on Form 10-Q.
Financial Information and Currency of Financial Statements
All of the financial information included in this quarterly report has been prepared in accordance with U.S. GAAP. The reporting currency of the Company’s condensed consolidated financial statements is USD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net revenue	$263,418	$240,175
Cost of sales	89,335	71,732
Gross profit	174,083	168,443
Operating expenses:
Selling, general and administrative	124,129	118,525
Research and development	49,986	40,918
Other operating expense	2,310	(505)
Operating (loss) income	(2,342)	9,505
Interest expense	(13,437)	(7,840)
Foreign exchange and other income/(expense)	25,547	3,904
Income before tax	9,768	5,569
Income tax expense	2,371	2,537
Losses from equity method investments	(27)	(39)
Net income	$7,370	$2,993

Basic income per share	$0.14	$0.06
Diluted income per share	$0.14	$0.06

Shares used in computing basic income per share	53,617	53,300
Shares used in computing diluted income per share	53,900	54,176

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$7,370	$2,993
Other comprehensive income (loss):
Net change in unrealized loss on derivatives	(966)	(695)
Tax effect	—	—
Net of tax	(966)	(695)
Foreign currency translation adjustment	8,053	(8,260)
Total other comprehensive income (loss)	7,087	(8,955)
Total comprehensive income (loss)	$14,457	$(5,962)

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$214,340	$214,172
Restricted cash	308,618	301,446
Accounts receivable, net of allowance of $11,487 at March 31, 2023 and $11,862 at December 31, 2022	178,318	183,110
Inventories	142,453	129,379
Prepaid and refundable taxes	24,342	31,708
Prepaid expenses and other current assets	34,946	26,321
Total Current Assets	903,017	886,136
Property, plant and equipment, net	149,060	147,187
Goodwill	774,447	768,787
Intangible assets, net	364,056	368,559
Operating lease assets	36,339	35,830
Investments	21,471	16,266
Deferred tax assets	1,533	1,384
Long-term derivative assets	31,014	54,393
Other assets	13,951	16,231
Total Assets	$2,294,888	$2,294,773
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$22,297	$23,434
Accounts payable	75,730	74,310
Accrued liabilities and other	96,353	81,481
Current litigation provision liability	19,311	29,481
Taxes payable	22,279	16,505
Accrued employee compensation and related benefits	80,159	72,187
Total Current Liabilities	316,129	297,398
Long-term debt obligations	520,201	518,067
Contingent consideration	90,119	85,292
Deferred tax liabilities	8,627	8,516
Long-term operating lease liabilities	28,782	29,548
Long-term employee compensation and related benefits	16,134	16,804
Long-term derivative liabilities	41,285	85,675
Other long-term liabilities	46,270	45,849
Total Liabilities	1,067,547	1,087,149
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 53,854,241 shares issued and 53,763,715 shares outstanding at March 31, 2023; 53,851,979 shares issued and 53,564,664 shares outstanding at December 31, 2022	82,424	82,424
Additional paid-in capital	2,162,928	2,157,724
Accumulated other comprehensive loss	(41,032)	(48,119)
Accumulated deficit	(976,660)	(984,030)
Treasury stock at cost, 90,526 ordinary shares at March 31, 2023; 287,315 ordinary shares at December 31, 2022	(319)	(375)
Total Stockholders’ Equity	1,227,341	1,207,624
Total Liabilities and Stockholders’ Equity	$2,294,888	$2,294,773
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income	$7,370	$2,993
Non-cash items included in net income:
Remeasurement of derivative instruments	(26,281)	(1,355)
Stock-based compensation	10,579	10,256
Amortization	6,355	6,465
Depreciation	5,956	5,626
Amortization of debt issuance costs	5,019	4,412
Remeasurement of contingent consideration to fair value	4,827	(3,773)
Amortization of operating lease assets	2,642	2,653
Other	(184)	1,073
Changes in operating assets and liabilities:
Accounts receivable, net	7,558	1,494
Inventories	(11,342)	(9,637)
Other current and non-current assets	(3,838)	(1,953)
Accounts payable and accrued current and non-current liabilities	21,378	9,957
Taxes payable	972	709
Litigation provision liability	(10,254)	(3,097)
Net cash provided by operating activities	20,757	25,823
Investing Activities:
Purchases of property, plant and equipment	(7,685)	(5,215)
Purchase of investments	(5,136)	(278)
Other	1,337	11
Net cash used in investing activities	(11,484)	(5,482)
Financing Activities:
Repayments of short-term borrowings (maturities greater than 90 days)	(1,974)	—
Repayment of long-term debt obligations	(1,875)	—
Shares repurchased from employees for minimum tax withholding	(1,577)	(1,074)
Proceeds from long-term debt obligations	—	218,342
Payment of debt issuance costs	—	(2,426)
Other	191	35
Net cash (used in) provided by financing activities	(5,235)	214,877
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,302	(826)
Net increase in cash, cash equivalents and restricted cash	7,340	234,392
Cash, cash equivalents and restricted cash at beginning of period	515,618	207,992
Cash, cash equivalents and restricted cash at end of period	$522,958	$442,384
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of, and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2022 has been derived from audited financial statements contained in LivaNova’s 2022 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries for the three months ended March 31, 2023, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying LivaNova’s 2022 Form 10-K.
Macroeconomic Environment
The current macroeconomic environment, including foreign exchange volatility, supply chain challenges, inflationary pressures, and geopolitical instability, has impacted and may continue to impact LivaNova’s business. LivaNova’s net revenue and profitability have been negatively affected by the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies. Furthermore, LivaNova continues to experience supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues. Though, to date, the Company’s supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Moreover, freight and labor costs at LivaNova’s manufacturing facilities have increased substantially in the wake of inflation globally. The Company continues to respond to such challenges, and while LivaNova has business continuity plans in place, the impact of the ongoing challenges the Company is experiencing, along with their potential escalation, may adversely affect its business.
In February 2022, Russia launched an invasion in Ukraine which caused the Company to assess its ability to sell in the market due to international sanctions, to consider the potential impact of raw material sourced from the region, and to determine whether LivaNova is able to transact in a compliant fashion. Although business across Russia, Ukraine and Belarus represented 1% of LivaNova’s total net revenue for 2022, the invasion of Ukraine has increased economic uncertainties, and a significant escalation or continuation of the conflict could have a material, global impact on the Company’s operating results.
Reclassifications
The Company has reclassified certain prior period amounts on the condensed consolidated balance sheets for comparative purposes. These reclassifications did not have a material effect on LivaNova’s financial condition.
Significant Accounting Policies
LivaNova’s significant accounting policies are detailed below and in “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” and “Note 3. Revenue Recognition” of LivaNova’s 2022 Form 10-K.
Note 2. Business Combinations
As of December 31, 2021, LivaNova owned a 3% investment in ALung, a privately held medical device company focused on creating advanced medical devices for treating respiratory failure. On May 2, 2022, LivaNova acquired the remaining 97% of equity interests in ALung for a purchase price of up to $110.0 million, consisting of $10.0 million paid at closing, subject to customary adjustments, and contingent consideration of up to $100.0 million payable upon achievement of certain sales-based milestones beginning in 2023 and ending in 2027. Total consideration included approximately $5.5 million of non-cash consideration.

The following table presents the acquisition date fair value of the consideration transferred and the fair value of LivaNova’s interest in ALung prior to the acquisition, including certain measurement period adjustments (in thousands):

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
Goodwill arising from the ALung acquisition, which is not deductible for tax purposes, primarily represents the synergies anticipated between ALung and the Company’s ACS business. The assets acquired, including goodwill, are recognized in LivaNova’s ACS segment. The goodwill for the ACS reporting unit was fully impaired during the third quarter of 2022.
The Company’s condensed consolidated financial statements include the operating results of ALung from the acquisition date. Separate post-acquisition operating results and pro forma financial information for this acquisition have not been presented as the effect was not material for disclosure purposes.
The contingent consideration payments are triggered upon the achievement of thresholds associated with sales of products covered by the purchase agreement and are estimated to occur during the years reflected in the table below. The sales-based earnout was valued using projected sales from the Company’s internal strategic plan and is a Level 3 fair value measurement, which includes the following significant unobservable inputs (in thousands):

ALung Acquisition	Fair value at May 2, 2022	Valuation Technique	Unobservable Input	Ranges
Sales-based earnout	$16,791	Monte Carlo simulation	Risk-adjusted discount rate	7.0%	-	8.4%
			Credit risk discount rate	6.4%	-	8.0%
			Revenue volatility	25.7%
			Projected years of earnout	2023	-	2027
For a reconciliation of the beginning and ending balance of contingent consideration liabilities refer to “Note 3. Fair Value Measurements.”
Note 3. Fair Value Measurements
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2023 and 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of March 31, 2023	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (interest rate swaps)	$900	$—	$900	$—
Derivative assets - capped call derivatives	31,014	—	—	31,014
Convertible notes receivable	275	—	—	275
	$32,189	$—	$900	$31,289

Liabilities:
Derivative liabilities - freestanding instruments (FX)	$1,236	$—	$1,236	$—
Derivative liabilities - embedded exchange feature	41,285	—	—	41,285
Contingent consideration arrangements	90,119	—	—	90,119
	$132,640	$—	$1,236	$131,404

	Fair Value as of December 31, 2022	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (interest rate swap)	$1,333	$—	$1,333	$—
Derivative assets - capped call derivatives	54,393	—	—	54,393
Convertible notes receivable	285	—	—	285
	$56,011	$—	$1,333	$54,678

Liabilities:
Derivative liabilities - freestanding instruments (FX)	$5,886	$—	$5,886	$—
Derivative liabilities - embedded exchange feature	85,675	—	—	85,675
Contingent consideration arrangements	85,292	—	—	85,292
	$176,853	$—	$5,886	$170,967
The following table provides a reconciliation of the beginning and ending balances of recurring fair value measurements, using significant unobservable inputs (Level 3) (in thousands):

	Capped Call Derivative Asset	Convertible Notes Receivable	Embedded Exchange Feature Derivative Liability	Contingent Consideration Liability Arrangements
As of December 31, 2022 - long-term	$54,393	$285	$85,675	$85,292
Changes in fair value	(23,379)	(10)	(44,390)	4,827
Total at March 31, 2023 - long-term	$31,014	$275	$41,285	$90,119

Embedded Exchange Feature and Capped Call Derivatives
In June 2020, the Company issued $287.5 million in cash exchangeable senior notes and entered into related capped call transactions. The cash exchangeable senior notes include an embedded exchange feature that is bifurcated from the cash exchangeable senior notes. Please refer to “Note 4. Financing Arrangements” for further details. The embedded exchange feature derivative is measured at fair value using a binomial lattice model and discounted cash flows that utilize observable and unobservable market data. The capped call derivative is measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including stock price, remaining contractual term, expected volatility, risk-free interest rate and expected dividend yield, as applicable.
The embedded exchange feature and capped call derivatives are classified as Level 3 as the Company uses historical volatility and implied volatility from options traded to determine expected stock price volatility, an unobservable input that is significant to the valuation. In general, an increase in LivaNova’s stock price or stock price volatility would increase the fair value of the embedded exchange feature and capped call derivatives which would result in an increase in expense. As time to the expiration of the derivatives decreases, the fair value of the derivatives would decrease. The future impact on net income depends on how significant inputs such as stock price, stock price volatility and time to the expiration of the derivatives change in relation to other inputs. Changes in the fair value of the embedded exchange feature derivative and capped call derivatives are recognized in foreign exchange and other income/(expense) in the condensed consolidated statements of income.
The fair value of the embedded exchange feature derivative liability and the capped call derivative assets was $41.3 million and $31.0 million, respectively, as of March 31, 2023, and the stock price volatility was 40%. As of March 31, 2023, a 10% lower volatility, holding other inputs constant, would reduce the fair value for the embedded exchange feature derivative liability by $13.5 million and a 10% higher volatility, holding other inputs constant, would increase the fair value by $12.9 million. As of March 31, 2023, a 10% lower volatility, holding other inputs constant, would reduce the fair value for the capped call derivatives by $8.6 million and a 10% higher volatility, holding other inputs constant, would increase the fair value by $4.5 million.
Contingent Consideration Arrangements
The following table provides the fair value of Level 3 contingent consideration arrangements by acquisition (in thousands):

	March 31, 2023	December 31, 2022
ImThera	$73,056	$69,389
ALung	17,063	15,903
	$90,119	$85,292
The ImThera business combination involved contingent consideration arrangements composed of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnouts are valued using projected sales from LivaNova’s internal strategic plan. These arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of March 31, 2023:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	9.7%
		Probability of payment	85%
		Projected payment year	2025

Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	13.8% - 14.1%
		Credit risk discount rate	10.0% - 10.6%
		Revenue volatility	32.5%
		Probability of payment	85%
		Projected years of earnout	2026 - 2029

The ALung business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain sales-based thresholds associated with sales of products. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs as of March 31, 2023:

ALung Acquisition	Valuation Technique	Unobservable Input	Inputs
Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	9.3% - 10.4%
		Credit risk discount rate	9.1% - 10.2%
		Revenue volatility	30.7%
		Projected years of earnout	2023 - 2027
Note 4. Financing Arrangements
The outstanding principal amount of long-term debt as of March 31, 2023 and December 31, 2022 was as follows (in thousands, except interest rates):

	March 31, 2023	December 31, 2022	Maturity	Interest Rate
Term Facilities	$288,022	$289,294	July 2027	8.20%
2020 Cash Exchangeable Senior Notes	243,320	239,568	December 2025	3.00%
Bank of America Merrill Lynch Banco Múltiplo S.A.	6,715	6,462	July 2023	16.20%
Mediocredito Italiano	1,637	1,601	December 2023	0.50% - 6.59%
Bank of America, U.S.	1,500	1,500	January 2025	7.74%
Other	564	534
Total long-term facilities	541,758	538,959
Less current portion of long-term debt	21,557	20,892
Total long-term debt obligations	$520,201	$518,067
Revolving Credit
The outstanding principal amount of LivaNova’s short-term unsecured revolving credit agreements and other agreements with various banks was $0.7 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively, with an interest rate of 4.24% and loan terms ranging from overnight to 364 days, as of March 31, 2023.
On August 13, 2021, LivaNova PLC and its wholly-owned subsidiary, LivaNova USA as borrower, entered into a First Lien Credit Agreement with the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, relating to a $125 million senior secured multi-currency revolving credit facility to be made available to the borrower, referred to as the 2021 First Lien Credit Agreement. The 2021 First Lien Credit Agreement, as amended from time to time, expires on August 13, 2026 and bears interest at a rate equal to, for U.S. dollar-denominated loans, an adjusted SOFR with a floor of 0.00%, or a Base Rate, plus, in each case, a variable margin based on the Company’s Total Net Leverage Ratio, as defined in the agreement. Interest is paid monthly or quarterly, as selected by the borrower, with any outstanding principal due at maturity. The 2021 First Lien Credit Agreement also contemplates the payment of commitment fees on the unused portion of the commitments, at a variable percentage based on the Company’s Total Net Leverage Ratio. As of March 31, 2023 and December 31, 2022, the applicable commitment fee percentage was 0.5% per annum. The 2021 First Lien Credit Agreement is available for working capital and other general corporate purposes and, if drawn, can be repaid at any time without premium or penalty. As of March 31, 2023, the Company was in compliance with the financial covenants contained in its 2021 First Lien Credit Agreement.
There were no outstanding borrowings under the 2021 First Lien Credit Agreement’s $125 million revolving credit facility as of March 31, 2023 and December 31, 2022.
Bridge Loan Facility
On February 24, 2022, LivaNova PLC and its wholly-owned subsidiary, LivaNova USA entered into the €200 million Bridge Loan Facility. On March 16, 2022, LivaNova entered into Amendment No. 2 to the 2021 First Lien Credit Agreement, which converted the available borrowings under the Bridge Loan Facility from €200 million to $220 million and converted the EURIBOR rate in the 2021 First Lien Credit Agreement to SOFR. LivaNova delivered a borrowing notice for $220 million in connection with the Bridge Loan Facility, which was funded on March 17, 2022.

On March 18, 2022, LivaNova PLC, acting through its Italian branch, entered into an Indemnity Letter and an Account Pledge Agreement with Barclays, further to which Barclays issued the SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in USD in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. The proceeds of the Bridge Loan Facility were used by LivaNova to post a portion of the cash collateral supporting the SNIA Litigation Guarantee. Cash collateral classified as restricted cash on the condensed consolidated balance sheet was $308.6 million and $301.4 million as of March 31, 2023 and December 31, 2022, respectively. For additional information regarding the SNIA litigation, please refer to “Note 6. Commitments and Contingencies.”
Debt discounts and issuance costs related to the Bridge Loan Facility were approximately $4.5 million. Amortization of debt discount and issuance costs for the Bridge Loan Facility was $0.9 million for the three months ended March 31, 2022 and is included in interest expense on the condensed consolidated statement of income.
The Bridge Loan Facility was repaid in full on July 6, 2022.
Term Facilities
On July 6, 2022, LivaNova and its wholly-owned subsidiary, LivaNova USA, entered into Incremental Facility Amendment No. 2. Incremental Facility Amendment No. 2 provides for LivaNova USA to, among other things, obtain commitments for term loan facilities from a syndicate of lenders in an aggregate principal amount of $350 million consisting of (i) the Initial Term Facility with an aggregate principal amount of $300 million and (ii) the Delayed Draw Term Facility with an additional aggregate principal amount of $50 million, which are available in one single drawing on or after July 6, 2022 until the date that is nine months after such date, together the Term Facilities. As of March 31, 2023, availability under the Delayed Draw Term Facility was $50 million.
Proceeds from the Initial Term Facility were used to repay in full the Bridge Loan Facility on July 6, 2022, with the remainder used for general corporate purposes of the Company. The Term Facilities have a maturity of the earlier of (i) five years or (ii) 91 days prior to December 15, 2025, the maturity date of the 2020 Cash Exchangeable Senior Notes, unless by that date LivaNova USA will have either redeemed or refinanced the Notes, or set aside an amount of cash equal to the then-outstanding principal amount of the Notes. The Term Facilities bear interest at a rate equal to an adjusted term SOFR plus a variable margin based on the Company’s consolidated total net leverage ratio. As of March 31, 2023, the applicable margin over Adjusted SOFR was equal to 3.50% per annum. The Term Facilities are subject to an original issue discount of 1.5% of their principal amount. The Delayed Draw Term Facility also contemplates the payment of commitment fees at a variable percentage based on the Company’s total net leverage ratio. As of March 31, 2023 and December 31, 2022, the applicable commitment fee percentage was equal to 0.50% per annum. The Term Facilities are subject to quarterly principal repayment, based on the following amortization schedule: (i) during the first year from the initial funding date: 1.9%; (ii) year two: 5.0%; (ii) year three: 5.0%; (iv) year four: 7.5%; and (v) year five: 10.0%, with the remainder to be paid at maturity. The effective interest rate of the Initial Term Facility at March 31, 2023 was 6.53%.
The 2021 First Lien Credit Agreement, as amended, contains customary representations, warranties and covenants, including the requirement to maintain a Senior Secured First Lien Net Leverage Ratio, calculated as the ratio of Consolidated Senior Secured First Lien Net Indebtedness to Consolidated EBITDA, as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date, of not more than 3.50 to 1.00 and an Interest Coverage Ratio, calculated as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date, of not less than 3.00 to 1.00. As of March 31, 2023, the Company was in compliance with the financial covenants contained in the 2021 First Lien Credit Agreement.
Debt discounts and issuance costs related to the Initial Term Facility were approximately $9.6 million. Amortization of debt discount and issuance costs for the Initial Term Facility was $0.5 million for the three months ended March 31, 2023, and is included in interest expense on the condensed consolidated statement of income. The unamortized discount and issuance costs related to the Initial Term Facility as of March 31, 2023 was $8.2 million. Issuance costs related to the Delayed Draw Term Facility were approximately $1.6 million. Amortization of issuance costs for the Delayed Draw Term Facility was $0.5 million for the three months ended March 31, 2023, and is included in interest expense on the condensed consolidated statement of income. The issuance costs related to the Delayed Draw Term Facility were fully amortized as of March 31, 2023.

2020 Cash Exchangeable Senior Notes
On June 17, 2020, LivaNova’s wholly-owned subsidiary, LivaNova USA, issued $287.5 million aggregate principal amount of 3.00% Notes by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The sale of the Notes resulted in approximately $278.0 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The effective interest rate of the Notes at March 31, 2023 was 9.95%. The Notes mature on December 15, 2025 unless earlier exchanged, repurchased, or redeemed.
Debt discounts and issuance costs related to the Notes were approximately $82.0 million and included $75.0 million of discount attributable to the embedded exchange feature, discussed below, and $7.0 million of allocated issuance costs to the Notes related to legal, bank and accounting fees. Amortization of debt discount and issuance costs for the Notes was $3.8 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively, and is included in interest expense on the condensed consolidated statement of income. The unamortized discount related to the Notes as of March 31, 2023 and December 31, 2022 was $44.2 million and $47.9 million, respectively.
Holders of the Notes are entitled to exchange the Notes at any time during specified periods, at their option. This includes the right to exchange the Notes during any calendar quarter, if the last reported sale price of LivaNova’s ordinary shares, with a nominal value of £1.00 per share, is greater than or equal to 130% of the exchange price, or $79.27 per share for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The exchange condition was not satisfied during the quarterly period ending March 31, 2023. As a result, the Company has included its obligations from the Notes and the associated embedded exchange feature derivative as a long-term liability on the condensed consolidated balance sheet as of March 31, 2023. The Notes are exchangeable solely into cash and are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the Notes is 16.3980 ordinary shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $60.98 per share). The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the Notes.
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
Embedded Exchange Feature
The embedded exchange feature of the Notes requires bifurcation from the Notes and is accounted for as a derivative liability. The fair value of the Notes’ embedded exchange feature derivative at the time of issuance was $75.0 million and was recorded as debt discount on the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. The Notes’ embedded exchange feature derivative is carried on the condensed consolidated balance sheets at its estimated fair value and is adjusted at the end of each reporting period, with the unrealized gain or loss reflected within “Foreign exchange and other income/(expense)” in the condensed consolidated statements of income. The fair value of the embedded exchange feature derivative liability was $41.3 million and $85.7 million as of March 31, 2023 and December 31, 2022, respectively.
Capped Call Transactions
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers of the Notes or their respective affiliates. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of LivaNova’s ordinary shares underlying the Notes and are expected generally to offset any cash payments the Company is required to make upon exchange of the Notes in excess of the principal amount thereof in the event that the market value per ordinary share, as measured under the capped call transactions, is greater than the strike price of the capped call transactions, with such offset being subject to an initial cap price of $100.00 per share. The capped call transactions expire on December 15, 2025 and must be settled in cash. If the capped call transactions are converted or redeemed early, settlement occurs at their termination value, which is equal to their fair value at the time of the redemption. The capped call transactions are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected within foreign exchange and other income/(expense) in the condensed consolidated statements of income. The fair value of the capped call derivative assets was $31.0 million and $54.4 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, the capped call derivative assets were classified as long-term.
Note 5. Derivatives and Risk Management
Due to the global nature of LivaNova’s operations, LivaNova is exposed to foreign currency exchange rate fluctuations. Historically, the Company has entered into FX derivative contracts and interest rate swap contracts to reduce the impact of foreign currency exchange rate and interest rate fluctuations, respectively, on earnings and cash flow.
LivaNova is also exposed to equity price risk in connection with its Notes, including exchange and settlement provisions based on the price of the Company’s ordinary shares at exchange or maturity of the Notes. In addition, the capped call transactions associated with the Notes also include settlement provisions that are based on the price of LivaNova’s ordinary shares, subject to a capped price per share. LivaNova does not enter into derivative contracts for speculative purposes.
LivaNova measures all outstanding derivatives each period end at fair value and reports the fair value as either financial assets or liabilities on the condensed consolidated balance sheets. At inception of the contract, the derivative is designated as either a freestanding derivative or a hedge. Derivatives that are not designated as hedging instruments are referred to as freestanding derivatives with changes in fair value included in earnings.
If the derivative qualifies for hedge accounting, changes in the fair value of the derivative will be recorded in AOCI until the hedged item is recognized in earnings upon settlement/termination. FX derivative gains and losses in AOCI are reclassified to the condensed consolidated statements of income as shown in the tables below, and interest rate swap gains and losses in AOCI are reclassified to interest expense on the condensed consolidated statements of income. The Company evaluates hedge effectiveness at inception. Cash flows from derivative contracts are reported as operating activities on LivaNova’s condensed consolidated statements of cash flows.
Freestanding FX Derivative Contracts
The gross notional amount of FX derivative contracts not designated as hedging instruments outstanding at March 31, 2023 and December 31, 2022 was $128.0 million and $154.5 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. For these freestanding derivatives, LivaNova recorded net losses of $1.3 million for the three months ended March 31, 2023 and net gains of $1.0 million for the three months ended March 31, 2022. These gains and losses are included in foreign exchange and other income/(expense) on the condensed consolidated statements of income.
Counterparty Credit Risk
LivaNova is exposed to credit risk in the event of non-performance by the counterparties to the Company’s derivatives.
The two counterparties to the capped call transactions are financial institutions. To limit its credit risk, LivaNova selected financial institutions with a minimum long-term investment grade credit rating. LivaNova’s exposure to the credit risk of the counterparties is not secured by any collateral. If a counterparty becomes subject to insolvency proceedings, the Company will become an unsecured creditor in those proceedings, with a claim equal to LivaNova’s exposure at that time under the capped call transactions with that counterparty.
To manage credit risk with respect to its other derivatives, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market positions. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any transactions with the counterparty could be subject to early termination, which could result in substantial losses for the Company.
Cash Flow Hedges
Foreign Currency Risk
Historically, LivaNova utilized FX derivative contracts, designed as cash flow hedges, to hedge the variability of cash flows associated with LivaNova’s 12-month U.S. dollar forecasts of revenues and costs denominated in British Pound, Japanese Yen and the Euro. The Company transferred to earnings from AOCI the gain or loss realized on the FX derivative contracts at the time of invoicing. Upon the settlement of LivaNova’s foreign currency cash flow hedges in the fourth quarter of 2022 and following an in-depth analysis of the utility of the Company’s cash flow hedging program, LivaNova discontinued its foreign currency cash flow hedging program.

Interest Rate Risk
LivaNova has entered into interest rate swaps, which qualify for and are designated as cash flow hedges, for a notional amount covering a portion of the Initial Term Facility’s outstanding principal in order to minimize the impact of changes in interest rates by swapping a portion of the Initial Term Facility’s floating-rate interest payments for fixed-rate interest payments. The Company’s interest rate swaps expired on April 6, 2023. LivaNova has elected not to renew the interest rate swaps as interest expense associated with the Initial Term Facility is principally offset by holding a significant portion of the Initial Term Facility in a depository account, which earns a floating rate of interest.
The gross notional amounts of open derivative contracts designated as cash flow hedges at March 31, 2023 and December 31, 2022 were as follows (in thousands):

Description of Derivative Contract	March 31, 2023	December 31, 2022
Interest rate swap contracts	$210,000	$210,000
Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in OCI and the amount reclassified to earnings from AOCI were as follows (in thousands):

		Three Months Ended March 31,
		2023		2022
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	(Losses) Gains Recognized in OCI	Gains Reclassified from AOCI to Earnings	Losses Recognized in OCI	(Losses) Gains Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other gains (losses)	$—	$—	$(642)	$441
FX derivative contracts	SG&A	—	—	—	(388)
Interest rate swap contracts	Interest expense	(433)	533	—	—
		$(433)	$533	$(642)	$53
The Company offsets fair value amounts associated with its derivative instruments on the condensed consolidated balance sheets that are executed with the same counterparty under master netting arrangements. Netting arrangements include a right to set off or net together purchases and sales of similar products in the settlement process.
The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

	Asset Derivatives		Liability Derivatives
March 31, 2023	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses and other current assets	$900
Total derivatives designated as hedging instruments		900
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives	Long-term derivative assets	31,014
FX derivative contracts			Accrued liabilities and other	$1,236
Embedded exchange feature			Long-term derivative liabilities	41,285
Total derivatives not designated as hedging instruments		31,014		42,521
Total derivatives		$31,914		$42,521

	Asset Derivatives		Liability Derivatives
December 31, 2022	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses and other current assets	$1,333
Total derivatives designated as hedging instruments		1,333
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives	Long-term derivative assets	54,393
FX derivative contracts			Accrued liabilities and other	$5,886
Embedded exchange feature			Long-term derivative liabilities	85,675
Total derivatives not designated as hedging instruments		54,393		91,561
Total derivatives		$55,726		$91,561
(1)For the classification of inputs used to evaluate the fair value of derivatives, refer to “Note 3. Fair Value Measurements.”
Note 6. Commitments and Contingencies
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
Although there is no legal obligation to begin any work or deliver the hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of March 31, 2023 was €34.1 million ($37.1 million), which represented the low end of the estimated range of loss of €34.1 million ($37.1 million) to €43.5 million ($47.3 million) as of March 31, 2023. The estimated liability as of December 31, 2022 was €34.2 million ($36.6 million).
Product Liability Litigation
The Company is currently involved in litigation involving LivaNova’s 3T device. The litigation includes federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania, various U.S. state court cases and cases in jurisdictions outside the U.S. On March 29, 2019, LivaNova announced a settlement framework that provides for a comprehensive resolution of the personal injury cases pending in the multi-district litigation in U.S. federal court, the related class action in federal court, as well as certain cases in state courts across the United States. The agreement, which makes no admission of liability, is subject to certain conditions, including acceptance of the settlement by individual claimants and provides for a total payment of up to $225 million to resolve the claims covered by the settlement. Per the agreed-upon terms, the second and final payment of $90 million was paid into a qualified settlement fund in January 2020.
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of May 3, 2023, including the cases encompassed in the settlement framework described above that have not yet been dismissed, the Company was aware of approximately 85 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States. This number includes four cases in the process of settling. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
At March 31, 2023 and December 31, 2022, the provision for these matters was $22.4 million and $32.5 million, respectively. While the amount accrued represents the Company’s best estimate for those filed and unfiled claims that the Company believes are both probable and estimable at this time, and which are a subset of the filed and unfiled claims worldwide of which LivaNova is currently aware, the actual liability for resolution of these matters may vary from the Company’s estimate. The remaining claims for which a provision has not been recorded are remote or the potential loss is not estimable at this time.
Changes in the carrying amount of the litigation provision liability are as follows (in thousands):

Total litigation provision liability at December 31, 2022	$32,487
Payments	(11,568)
Adjustments (1)	1,314
FX and other	137
Total litigation provision liability at March 31, 2023	22,370
Less current portion of litigation provision liability at March 31, 2023	19,311
Long-term portion of litigation provision liability at March 31, 2023 (2)	$3,059
(1)Adjustments to the litigation provision are included within other operating expense on the condensed consolidated statements of income.
(2)Included within other long-term liabilities on the condensed consolidated balance sheet.
SNIA Environmental Liability
Sorin was created as a result of a spin-off from SNIA in 2004, and in 2015, Sorin was merged into LivaNova. SNIA subsequently became insolvent, and the Public Administrations sought compensation from SNIA in an aggregate amount of approximately $3.7 billion for remediation costs relating to the environmental damage at chemical sites previously operated by SNIA’s other subsidiaries.
There are proceedings relating to the SNIA bankruptcy to which LivaNova is not a party in the Bankruptcy Court of Udine and the Bankruptcy Court of Milan. In 2011, the Bankruptcy Court of Udine held that the Public Administrations were not creditors of either SNIA or its subsidiaries in connection with their claims in the Italian insolvency proceedings. The Public Administrations appealed. In 2016, the Court of Udine rejected the appeal, and the Public Administrations appealed to the Supreme Court. Similarly, in 2014, the Bankruptcy Court of Milan held that the Public Administrations were not creditors of either SNIA or its subsidiaries. The Public Administrations appealed. In April 2022, Bankruptcy Court of Milan declared the Public Administrations to be a non-privileged creditor of SNIA for up to €454 million, and the Public Administrations appealed to the Supreme Court.
In 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin approximately €292,000 (approximately $318,062 as of March 31, 2023) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal. On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the Sorin spin-off, an estimated €572.1 million (approximately $623.2 million as of March 31, 2023). LivaNova appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of approximately €453.6 million (approximately $494.1 million as of March 31, 2023). LivaNova appealed the decision on damages in December 2021. On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision has been reached on the appeal to the Italian Supreme Court. This suspension was subject to LivaNova providing a first demand bank guarantee of €270.0 million (approximately $294.1 million as of March 31, 2023) within 30 calendar days, and on March 21, 2022, LivaNova delivered the guarantee, thereby satisfying the condition. Refer to “Note 4. Financing Arrangements” for information on the financing of the guarantee.
In November 2022, in response to one of a number of appeals asserted by LivaNova, the Supreme Court issued an ordinance, a procedural document, whereby the Supreme Court referred a question on interpretation of a European directive on demergers to the ECJ. Specifically, the ordinance asks the ECJ to provide a binding decision as to whether a company resulting from a demerger can be held jointly and severally liable not only for the established liabilities of the demerged company that were articulated at the time of demerger, but also for the environmental liabilities of the demerged company that materialized after the demerger which are derived from actions performed prior to the demerger. Following receipt of the binding decision from the ECJ, the Supreme Court is expected to incorporate and issue a decision in response to all of the appeals of LivaNova and counter-appeals submitted by the Public Administrations. While the timing of the decisions by the ECJ and, subsequently, the Supreme Court are uncertain, the Company believes that the effect of the ordinance will result in a delay of any final decision until at least 2024.
In 2011, Caffaro, a SNIA subsidiary, sold its Brescia chemical business to Caffaro Brescia, a third party belonging to the Todisco group, and as part of the acquisition, Caffaro Brescia agreed to secure hydraulic barriers at the site and maintain existing environmental security measures. In 2020, Caffaro Brescia declared it was withdrawing from its agreement to maintain the environmental measures. In 2021, LivaNova (in addition to Caffaro Brescia, and other non-LivaNova entities) received an Order from the Italian Ministry of the Environment requiring the Company to ensure the maintenance of the environmental measures and to guarantee that such works remain fully operational, the annual management and maintenance for which is estimated at approximately €1 million per year. LivaNova’s receipt of the Order appears to be based on the aforementioned Court of Appeal decision regarding LivaNova’s alleged joint liability with SNIA for SNIA’s environmental liabilities. LivaNova’s response, dated February 16, 2021, disputes the grounds upon which the Order is based. LivaNova also appealed the Order in the Administrative Court in Brescia.
LivaNova has not recognized a liability in connection with these related matters because any potential loss is not currently probable.
Caisson Contract Litigation
On November 25, 2019, LivaNova received notice of a lawsuit initiated by former members of Caisson, a subsidiary of the Company acquired in 2017. The lawsuit, Todd J. Mortier, as Member Representative of the former Members of Caisson Interventional, LLC v. LivaNova USA, Inc., was filed in the United States District Court for the District of Minnesota. The complaint alleged (i) breach of contract, (ii) breach of the covenant of good faith and fair dealing and (iii) unjust enrichment in connection with the Company’s operation of Caisson’s transcatheter mitral valve replacement program and the Company’s November 20, 2019 announcement that it was ending the program at the end of 2019. The lawsuit sought damages arising out of the 2017 acquisition agreement, including various regulatory milestone payments. In May 2022, the District Court granted LivaNova’s motion for summary judgment; in response, Caisson filed an appeal to the Eighth Circuit Court of Appeal. LivaNova intends to vigorously defend this claim. The Company has not recognized a liability related to this matter because any potential loss is not currently probable or reasonably estimable.
Mitral Litigation
On July 29, 2022, LivaNova received a demand letter from Mitral for approximately €20.8 million ($22.7 million as of March 31, 2023) for breach of warranty claims under the A&R Purchase Agreement. Specifically, the claims allege failure to disclose certain information relating to a supplier, thereby allegedly impacting the profitability of Mitral’s business in China and Japan. The Company does not believe that Mitral’s claims will be sustained or that LivaNova is responsible for any alleged breach of warranty. Subject to certain exceptions, warranty claims of this type are contractually capped at €8.0 million ($8.7 million as of March 31, 2023). On March 22, 2023, Mitral served a formal claim on LivaNova in the High Court of Justice Commercial Court (King’s Bench Division) alleging damages flowing from the aforementioned asserted breaches of warranties in the A&R Purchase Agreement. Although the claim is in excess of €20.8 million, Mitral acknowledges the €8.0 million cap. The Company has not recognized a liability related to this matter because any potential loss is not currently probable.
Italian MedTech Payback Measure
As previously disclosed, in 2015, the Italian Parliament introduced rules regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a “payback” measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In the intervening years since the rules were first issued, there has been considerable uncertainty about how the law will operate and what the exact timeline is for finalization. In August 2022, a decree was published which provided guidance and timetables for the rule, and in March 2023, the Italian government published a decree whereby a company’s obligation to execute payback payments is suspended until June 30, 2023. LivaNova filed an appeal at the Administrative Court against the Decree of the Ministry of Health assessing the amount payable and against the MedTech Payback Guidelines. LivaNova also filed appeals against the regions requesting payments. The Company has accrued for the law since 2015 based on market and product information. As of March 31, 2023 and December 31, 2022, the total amount reserved for this matter was $7.0 million and $6.4 million, respectively; however, the actual liability could vary.
Other Matters
Additionally, LivaNova is the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of LivaNova’s business. These matters are subject to many uncertainties and outcomes that are not predictable and that may not be known for extended periods of time. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on LivaNova’s consolidated net income, financial position or liquidity.
Note 7. Stockholders' Equity
The tables below present the condensed consolidated statements of stockholders’ equity as of and for the three months ended March 31, 2023 and 2022 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity (1)
December 31, 2022	53,852	$82,424	$2,157,724	$(375)	$(48,119)	$(984,030)	$1,207,624
Stock-based compensation plans	2	—	5,204	56	—	—	5,260
Net income	—	—	—	—	—	7,370	7,370
Other comprehensive income	—	—	—	—	7,087	—	7,087
March 31, 2023	53,854	$82,424	$2,162,928	$(319)	$(41,032)	$(976,660)	$1,227,341

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity (1)
December 31, 2021	53,762	$82,295	$2,117,961	$(650)	$(7,177)	$(897,784)	$1,294,645
Stock-based compensation plans	2	3	3,137	31	—	—	3,171
Net income	—	—	—	—	—	2,993	2,993
Other comprehensive loss	—	—	—	—	(8,955)	—	(8,955)
March 31, 2022	53,764	$82,298	$2,121,098	$(619)	$(16,132)	$(894,791)	$1,291,854

The table below presents the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

	Change in Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
December 31, 2022	$966	$(49,085)	$(48,119)
Other comprehensive loss before reclassifications, before tax	(433)	8,053	7,620
Tax benefit	—	—	—
Other comprehensive loss before reclassifications, net of tax	(433)	8,053	7,620
Reclassification of gain from accumulated other comprehensive loss, before tax	(533)	—	(533)
Reclassification of tax benefit	—	—	—
Reclassification of gain from accumulated other comprehensive loss, after tax	(533)	—	(533)
Net current-period other comprehensive loss, net of tax	(966)	8,053	7,087
March 31, 2023	$—	$(41,032)	$(41,032)

December 31, 2021	$(945)	$(6,232)	$(7,177)
Other comprehensive loss before reclassifications, before tax	(642)	(8,260)	(8,902)
Tax benefit	—	—	—
Other comprehensive loss before reclassifications, net of tax	(642)	(8,260)	(8,902)
Reclassification of loss from accumulated other comprehensive income, before tax	(53)	—	(53)
Reclassification of tax benefit	—	—	—
Reclassification of loss from accumulated other comprehensive income, after tax	(53)	—	(53)
Net current-period other comprehensive loss, net of tax	(695)	(8,260)	(8,955)
March 31, 2022	$(1,640)	$(14,492)	$(16,132)
(1)Taxes are not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 8. Stock-Based Incentive Plans
During the three months ended March 31, 2023, LivaNova issued stock-based compensatory awards with terms approved by the Compensation Committee of LivaNova’s Board of Directors. The awards with service conditions generally vest ratably over four years and are subject to forfeiture unless service conditions are met. The market performance-based awards that were issued, cliff vest after three years subject to the rank of LivaNova’s total shareholder return for the three-year period ending December 31, 2025 relative to the total shareholder returns for a peer group of companies. The adjusted free cash flow and return on invested capital operating performance-based awards that were issued, cliff vest after three years subject to the achievement of certain thresholds of cumulative results for the three-year period ending December 31, 2025. Compensation expense related to awards granted during 2023 for the three months ended March 31, 2023 was $0.1 million.
Stock-based incentive plans compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
RSUs	$5,717	$5,344
SARs	3,121	2,938
Market performance-based restricted stock units	881	851
Operating performance-based restricted stock units	570	785
Employee share purchase plan	290	338
Total stock-based compensation expense	$10,579	$10,256

Stock-based compensation agreements issued during the three months ended March 31, 2023, representing potential shares and their weighted average grant date fair values by type is as follows (shares in thousands, fair value in dollars):

	Three Months Ended March 31, 2023
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	974,204	$19.44
Service-based RSUs	459,818	$42.30
Market performance-based RSUs	94,561	$38.95
Operating performance-based RSUs	94,556	$42.30
Note 9. Income Taxes
LivaNova’s effective income tax rate for the three months ended March 31, 2023 was 24.3% compared with 45.6% for the three months ended March 31, 2022. LivaNova’s effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, valuation allowances, tax credits and incentives, and unrecognized tax benefits associated with uncertain tax positions.
LivaNova continually assesses the realizability of its worldwide deferred tax asset and valuation allowance positions, and when the need arises, the Company establishes or releases valuation allowances accordingly.
The decrease in the effective tax rate for the three months ended March 31, 2023 as compared to the same prior year period was primarily attributable to changes in valuation allowances and year-over-year changes in income before tax in countries with varying statutory tax rates.
LivaNova operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in LivaNova’s financial statements. Tax benefits totaling $1.7 million and $1.6 million were unrecognized as of March 31, 2023 and December 31, 2022, respectively. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $1.0 million.
Note 10. Earnings Per Share
Reconciliation of the shares used in the basic and diluted earnings per share computations for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Basic weighted average shares outstanding	53,617	53,300
Add effects of share-based compensation instruments (1)	283	876
Diluted weighted average shares outstanding	53,900	54,176
(1)Excluded from the computation of diluted earnings per share were stock options, SARs and restricted share units totaling 3.2 million and 2.2 million for the three months ended March 31, 2023 and 2022, respectively, because to include them would have been anti-dilutive under the treasury stock method.
Note 11. Geographic and Segment Information
LivaNova identifies operating segments based on the way it manages, evaluates and internally reports its business activities for purposes of allocating resources, developing and executing its strategy, and assessing performance. LivaNova has three reportable segments: Cardiopulmonary, Neuromodulation and ACS.
LivaNova’s Cardiopulmonary segment is engaged in the development, production and sale of cardiopulmonary products, including heart-lung machines, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories.

LivaNova’s Neuromodulation segment is engaged in the design, development and marketing of devices that deliver neuromodulation therapy for treating DRE and DTD. Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. It also includes the development and management of clinical testing of LivaNova’s aura6000 System for treating OSA. LivaNova’s Neuromodulation segment also includes costs associated with LivaNova’s former heart failure program, which, as previously disclosed, the Company began to wind down during the first quarter of 2023.
LivaNova’s ACS segment is engaged in the development, production and sale of leading-edge temporary life support products. LivaNova’s ACS products, which comprise the LifeSPARC platform, simplify temporary extracorporeal cardiopulmonary life support solutions for critically ill patients. The LifeSPARC platform includes a common compact console and pump that provides temporary support for emergent rescue patients in a variety of settings. LivaNova’s ACS segment also includes the Hemolung RAS, which was acquired in May 2022 as part of the acquisition of ALung.
“Other” includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development.
Net revenue of the Company’s reportable segments includes revenues from the sale of products that each reportable segment develops and manufactures or distributes. LivaNova defines segment income as operating income before merger and integration expense, restructuring expense and the amortization of intangibles.

LivaNova operates under three geographic regions: U.S., Europe, and Rest of World. The table below presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended March 31,
	2023	2022
Cardiopulmonary
United States	$36,114	$38,096
Europe (1)	36,283	32,067
Rest of World	59,675	46,912
	132,072	117,075
Neuromodulation
United States	94,489	87,210
Europe (1)	13,280	12,456
Rest of World	12,954	10,561
	120,723	110,227
Advanced Circulatory Support
United States	9,664	10,963
Europe (1)	80	603
Rest of World	98	117
	9,842	11,683
Other
United States	—	—
Europe (1)	—	—
Rest of World	781	1,190
	781	1,190
Totals
United States	140,267	136,269
Europe (1)	49,643	45,126
Rest of World	73,508	58,780
Total (2)	$263,418	$240,175
(1)Includes countries in Europe where the Company has a direct sales presence. Countries where sales are made through distributors are included in “Rest of World.”
(2)No single customer represented over 10% of the Company’s consolidated net revenue. No country’s net revenue exceeded 10% of the Company’s consolidated revenue except for the U.S.

The table below presents a reconciliation of segment income to consolidated income before tax (in thousands):

	Three Months Ended March 31,
	2023	2022
Cardiopulmonary	$7,584	$6,895
Neuromodulation	27,006	37,478
Advanced Circulatory Support	(6,449)	(5,438)
Other (1)	(23,132)	(23,082)
Total reportable segment income	5,009	15,853
Other expenses (2)	7,351	6,348
Operating (loss) income	(2,342)	9,505
Interest expense	(13,437)	(7,840)
Foreign exchange and other income/(expense)	25,547	3,904
Income before tax	$9,768	$5,569
(1)Other includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development.
(2)Other expenses primarily consist of amortization of intangible assets, merger and integration expense and restructuring expense.
Assets by segment are as follows (in thousands):

	March 31, 2023	December 31, 2022
Cardiopulmonary	$885,784	$874,143
Neuromodulation	642,467	646,633
Advanced Circulatory Support	118,120	121,454
Other	648,517	652,543
Total	$2,294,888	$2,294,773
Capital expenditures by segment are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cardiopulmonary	$4,798	$1,829
Neuromodulation	359	84
Advanced Circulatory Support	137	684
Other	2,557	2,983
Total	$7,851	$5,580
The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2023 were as follows (in thousands):

	Cardiopulmonary	Neuromodulation	Total
December 31, 2022	$370,033	$398,754	$768,787
Foreign currency adjustments	5,660	—	5,660
March 31, 2023	$375,693	$398,754	$774,447

Property, plant and equipment, net by geography are as follows (in thousands):

	March 31, 2023	December 31, 2022
United States	$65,058	$63,458
Europe	79,797	79,654
Rest of World	4,205	4,075
Total	$149,060	$147,187
Note 12. Supplemental Financial Information
Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$80,054	$70,027
Work-in-process	18,500	15,508
Finished goods	43,899	43,844
	$142,453	$129,379
As of March 31, 2023 and December 31, 2022, inventories included adjustments totaling $10.0 million and $8.2 million, respectively, to record balances at lower of cost or net realizable value.
Accrued liabilities and other consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Legal and other administrative costs	$15,403	$8,653
Contract liabilities	11,718	10,226
Operating lease liabilities	9,992	9,379
Interest payable	8,379	(76)
Research and development costs	7,667	7,020
Italian medical device payback law	6,960	6,414
Royalty accrual	3,816	3,950
Provisions for agents, returns and other	2,428	1,678
Current derivative liabilities	1,236	5,886
Restructuring liabilities	798	2,045
Other accrued expenses	27,956	26,306
	$96,353	$81,481
As of March 31, 2023 and December 31, 2022, contract liabilities totaling $15.5 million and $14.1 million, respectively, were included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.
The table below presents the items included within “Foreign exchange and other income/(expense)” on the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2023	2022
Exchangeable Notes fair value adjustment (1)	$44,390	$11,040
Capped call fair value adjustment (1)	(23,379)	(9,912)
Foreign exchange rate fluctuations	222	2,791
Interest income	4,536	20
Other	(222)	(35)
Foreign exchange and other income/(expense)	$25,547	$3,904
(1)Refer to “Note 3. Fair Value Measurements”

The table below presents a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the amounts shown on the condensed consolidated statement of cash flows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$214,340	$214,172
Restricted cash (1)	308,618	301,446
Cash, cash equivalents and restricted cash	$522,958	$515,618
(1)Restricted cash represents funds held as collateral for the SNIA Litigation Guarantee. Refer to “Note 6. Commitments and Contingencies.”
Note 13. Subsequent Events
On April 6, 2023, LivaNova drew $50 million under the Delayed Draw Term Facility. The Term Facilities have now been fully drawn. The proceeds are to be used for general corporate purposes.
As previously disclosed, on April 9, 2021, LivaNova and Mitral entered into an Amended & Restated Purchase Agreement to, among other things, defer the closing of the sale and purchase of LSM by up to two years and include or amend certain additional terms relating to such deferral, including certain amendments relating to the potential hazardous substances liabilities of LSM and the related expense reimbursement provisions. On April 9, 2023, Mitral provided notice to LivaNova, consistent with the terms of the Amended & Restated Purchase Agreement, that they would not exercise their right to purchase LSM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes, which appear elsewhere in this document, and with LivaNova’s 2022 Form 10-K. LivaNova’s discussion and analysis may contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Part I, Item 1A. of LivaNova’s 2022 Form 10-K, as updated and supplemented by LivaNova’s Quarterly Reports on Form 10-Q, including in Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q.
The capitalized terms used below have been defined in the notes to LivaNova’s condensed consolidated financial statements and the “Definitions” section of this Quarterly Report on Form 10-Q.
Macroeconomic Environment
The current macroeconomic environment, including foreign exchange volatility, supply chain challenges, inflationary pressures, and geopolitical instability, has impacted and may continue to impact LivaNova’s business. LivaNova’s net revenue and profitability have been negatively affected by the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies. Furthermore, LivaNova continues to experience supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues. Though, to date, the Company’s supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Moreover, freight and labor costs at LivaNova’s manufacturing facilities have increased substantially in the wake of inflation globally. The Company continues to respond to such challenges, and while LivaNova has business continuity plans in place, the impact of the ongoing challenges the Company is experiencing, along with their potential escalation, may adversely affect its business.
In February 2022, Russia launched an invasion in Ukraine which caused the Company to assess its ability to sell in the market due to international sanctions, to consider the potential impact of raw material sourced from the region, and to determine whether LivaNova is able to transact in a compliant fashion. Although business across Russia, Ukraine and Belarus represented 1% of LivaNova’s total net revenue for 2022, the invasion of Ukraine has increased economic uncertainties, and a significant escalation or continuation of the conflict could have a material, global impact on the Company’s operating results.
Business Overview
LivaNova is a public limited company organized under the laws of England and Wales and headquartered in London, England. LivaNova designs, develops, manufactures and sells products and therapies that are consistent with its mission to provide hope for patients and their families through innovative medical technologies, delivering life-changing improvements for both the Head and Heart.
LivaNova is comprised of three reportable segments: Cardiopulmonary, Neuromodulation and ACS, corresponding to its primary business units. Other includes corporate shared service expenses for finance, legal, human resources, information technology and corporate business development.
For further information regarding LivaNova’s business segments, historical financial information and its methodology for the presentation of financial results, please refer to the condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q.
Cardiopulmonary
LivaNova’s Cardiopulmonary segment is engaged in the development, production and sale of cardiopulmonary products, including heart-lung machines, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae and other related accessories.
In March 2023, LivaNova announced it received FDA 510(k) clearance for its Essenz HLM. With FDA clearance, LivaNova initiated the commercial launch of Essenz in the U.S. The Company also recently received approval for the Essenz HLM from Health Canada and the Japanese Pharmaceuticals and Medical Devices Agency. Additionally, LivaNova is initiating a broad commercial release in Europe, following a successful limited commercial release that supported more than 200 adult, pediatric and neonatal patients in Europe.
Information on Cardiopulmonary that could potentially impact LivaNova’s condensed consolidated financial statements and related disclosures is incorporated by reference to Part I. Note 6. Commitments and Contingencies: Product Liability Litigation.

Neuromodulation
LivaNova’s Neuromodulation segment is engaged in the design, development and marketing of devices that deliver neuromodulation therapy for treating DRE and DTD. Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. It also includes the development and management of clinical testing of LivaNova’s aura6000 System for treating OSA. This device stimulates the hypoglossal nerve, which in turn, engages certain muscles in the tongue in order to open the airway while a patient is sleeping. LivaNova’s Neuromodulation segment also includes costs associated with LivaNova’s former heart failure program, which the Company began to wind down during the first quarter of 2023.
In March 2023, LivaNova randomized the 500th unipolar depression patient into the DTD RECOVER clinical study. Upon receipt of the 12-month follow-up data for all 500 patients, the Company expects to conduct a final analysis for the unipolar cohort, culminating in a publication on the study results for that cohort. The RECOVER clinical study also includes up to 500 bipolar patients and may include up to an additional 5,800 patients in an open label registry.
Advanced Circulatory Support
LivaNova’s ACS segment is engaged in the development, production and sale of leading-edge temporary life support products. LivaNova’s ACS products, which comprise the LifeSPARC platform, simplify temporary extracorporeal cardiopulmonary life support solutions for critically ill patients. The LifeSPARC platform includes a common compact console and pump that provides temporary support for emergent rescue patients in a variety of settings. Designed for ease of use, the system offers power and versatility for multi-disciplinary programs to support more patients in more places. The platform is accompanied by four specialized and ready-to-deploy kits, each designed to support diverse cannulation strategies. LivaNova’s ACS segment also includes the Hemolung RAS. The Hemolung RAS is the only FDA-cleared platform designed specifically for low-flow extracorporeal carbon dioxide removal for acute respiratory failure. The Hemolung RAS was acquired in May 2022 as part of the acquisition of ALung. In August 2022, CMS approved a NTAP for LivaNova’s Hemolung RAS for in-patient care. The NTAP designation is awarded to novel medical technologies and services supported by clinical evidence that are expected to substantially improve the diagnosis or treatment of Medicare beneficiaries and was received October 1, 2022.
Critical Accounting Estimates
For a discussion of LivaNova’s critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the 2022 Form 10-K.
The accompanying unaudited condensed consolidated financial statements of LivaNova and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis.
Results of Operations
The following table summarizes LivaNova’s condensed consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenue	$263,418	$240,175
Cost of sales	89,335	71,732
Gross profit	174,083	168,443
Operating expenses:
Selling, general and administrative	124,129	118,525
Research and development	49,986	40,918
Other operating expense	2,310	(505)
Operating (loss) income	(2,342)	9,505
Interest expense	(13,437)	(7,840)
Foreign exchange and other income/(expense)	25,547	3,904
Income before tax	9,768	5,569
Income tax expense	2,371	2,537
Losses from equity method investments	(27)	(39)
Net income	$7,370	$2,993

Net Revenue
The table below presents net revenue by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Cardiopulmonary
United States	$36,114	$38,096	(5.2)%
Europe (1)	36,283	32,067	13.1%
Rest of World	59,675	46,912	27.2%
	132,072	117,075	12.8%
Neuromodulation
United States	94,489	87,210	8.3%
Europe (1)	13,280	12,456	6.6%
Rest of World	12,954	10,561	22.7%
	120,723	110,227	9.5%
Advanced Circulatory Support
United States	9,664	10,963	(11.8)%
Europe (1)	80	603	(86.7)%
Rest of World	98	117	(16.2)%
	9,842	11,683	(15.8)%
Other
United States	—	—	—%
Europe (1)	—	—	—%
Rest of World	781	1,190	(34.4)%
	781	1,190	(34.4)%
Totals
United States	140,267	136,269	2.9%
Europe (1)	49,643	45,126	10.0%
Rest of World	73,508	58,780	25.1%
Total	$263,418	$240,175	9.7%
(1)Includes countries in Europe where the Company has a direct sales presence. Countries where sales are made through distributors are included in “Rest of World.”

The table below presents segment income (in thousands, except for percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Cardiopulmonary	$7,584	$6,895	10.0%
Neuromodulation	27,006	37,478	(27.9)%
Advanced Circulatory Support	(6,449)	(5,438)	18.6%
Other	(23,132)	(23,082)	0.2%
Total reportable segment income (1)	$5,009	$15,853	(68.4)%
(1)For a reconciliation of segment income to income before tax refer to “Note 11. Geographic and Segment Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cardiopulmonary
Cardiopulmonary net revenue for the three months ended March 31, 2023 increased 12.8% to $132.1 million compared to the three months ended March 31, 2022, primarily driven by increased oxygenator revenue across all regions and strength in heart-lung machine placements in the Europe and Rest of World regions.
Cardiopulmonary segment income for the three months ended March 31, 2023 was $7.6 million, as compared to $6.9 million for the three months ended March 31, 2022. The increase in segment income was primarily due to the increase in net revenue, as described above, partially offset by an increase in sales and marketing expenses associated with the launch of Essenz.
Neuromodulation
Neuromodulation net revenue for the three months ended March 31, 2023 increased 9.5% to $120.7 million compared to the three months ended March 31, 2022, with growth across all regions. This increase was driven by growth in both new and replacement implants.
Neuromodulation segment income for the three months ended March 31, 2023 was $27.0 million as compared to $37.5 million for the three months ended March 31, 2022. The decrease in segment income was primarily due to the net unfavorable impact of the change in fair value of the sales-based and milestone-based contingent consideration arrangement associated with the acquisition of ImThera of $7.2 million, as well as an increase in R&D expense totaling $6.0 million associated with the Company’s RECOVER clinical study and OSPREY clinical trial. These increases in expenses were partially offset by the increase in net revenue, as described above.
Advanced Circulatory Support
ACS net revenue for the three months ended March 31, 2023 decreased 15.8% to $9.8 million compared to the three months ended March 31, 2022, primarily due to and a reduction in patients treated with ECMO as a result of fewer severe COVID-19 cases and product mix, partially offset by growth in non-COVID-19 cases.
ACS segment loss for the three months ended March 31, 2023 was $6.4 million as compared to segment loss of $5.4 million for the three months ended March 31, 2022. The increase in segment loss was primarily due to the decrease in net revenue, as described above, partially offset by expenses associated with the acquisition of ALung incurred during the prior year quarter.
Cost of Sales and Expenses
The following table presents costs and expenses as a percentage of net revenue for the three months ended March 31, 2023:

	Three Months Ended March 31,
	2023	2022	Change
Cost of sales	33.9%	29.9%	4.0%
Selling, general and administrative	47.1%	49.3%	(2.2)%
Research and development	19.0%	17.0%	2.0%
Other operating expense	0.9%	(0.2)%	1.1%

Cost of Sales
Cost of sales consists primarily of direct labor, allocated manufacturing overhead and raw materials and components.
Cost of sales as a percentage of net revenue was 33.9% for the three months ended March 31, 2023, an increase of 4.0% compared to the three months ended March 31, 2022. The increase was primarily due to the net impact of the change in fair value of sales-based contingent consideration arrangements totaling $5.0 million, as well as increased costs driven by supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues.
Selling, General and Administrative Expense
SG&A expense is comprised of sales, marketing, and general and administrative activities.
SG&A expense as a percentage of net revenue was 47.1% for the three months ended March 31, 2023, a decrease of 2.2% compared to the three months ended March 31, 2022. The decrease was primarily due to business development expense related to the acquisition of ALung during the three months ended March 31, 2022.
Research and Development Expense
R&D expense consists of product design and development efforts, clinical study programs and regulatory activities, which are essential to LivaNova’s strategic portfolio initiatives, including DTD, OSA and, until recently, heart failure.
R&D expense as a percentage of net revenue was 19.0% for the three months ended March 31, 2023, an increase of 2.0% compared to the three months ended March 31, 2022. The increase was primarily due to the net impact of the change in the fair value of milestone-based contingent consideration arrangements totaling $3.6 million.
Other Operating Expense
Other operating expense primarily consists of the provision for litigation involving LivaNova’s 3T Heater-Cooler device, restructuring expense, and merger and integration expense.
Other operating expense as a percentage of net revenue was 0.9% for the three months ended March 31, 2023, an increase of 1.1% compared to the three months ended March 31, 2022. The increase was primarily due to an increase in the litigation provision related to LivaNova’s 3T Heater-Cooler device of $1.7 million.
For additional information, please refer to “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Interest Expense
Interest expense for the three months ended March 31, 2023 increased to $13.4 million compared to $7.8 million for the three months ended March 31, 2022, primarily due to an increase in average borrowings as compared to the prior year quarter. For further details, refer to “Note 4. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Foreign Exchange and Other Income/(Expense)
Foreign exchange and other income/(expense) consist primarily of gains and losses arising from transactions denominated in a currency different from an entity’s functional currency, foreign currency exchange rate derivative gains and losses, changes in the fair value of the embedded exchange feature and capped call derivatives and interest income.
Foreign exchange and other income/(expense) was income of $25.5 million for the three months ended March 31, 2023, compared to income of $3.9 million for the three months ended March 31, 2022. For further details, refer to “Note 12. Supplemental Financial Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Income Taxes
LivaNova PLC is resident in the UK for tax purposes. LivaNova’s subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries, and the income tax rates imposed in the tax jurisdictions in which the Company’s subsidiaries conduct operations vary. LivaNova’s effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, valuation allowances, tax credits and incentives, and unrecognized tax benefits associated with uncertain tax positions.
LivaNova’s effective income tax rate for the three months ended March 31, 2023 was 24.3% compared with 45.6% for the three months ended March 31, 2022. The decrease in the effective tax rate for the three months ended March 31, 2023 as compared to the same prior year period was primarily attributable to changes in valuation allowances and year-over-year changes in income before tax in countries with varying statutory tax rates.
Liquidity and Capital Resources
Based on LivaNova’s current business plan, the Company believes that its sources of liquidity, which primarily consist of cash and cash equivalents, future cash generated from operations and available borrowings under its debt facilities, will be sufficient to fund its uses of liquidity, primarily consisting of day-to-day operating expenses, working capital, capital expenditures, acquisition earn-outs, and debt service requirements over the twelve-month period beginning from the issuance date of these condensed consolidated financial statements. From time to time, LivaNova may access debt and/or equity markets to optimize its capital structure, raise additional capital or increase liquidity as necessary. LivaNova’s liquidity could be adversely impacted by the factors affecting future operating results, including those referred to in “Part I, Item 1A. Risk Factors” in the 2022 Form 10-K as well as “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
LivaNova’s operating and working capital obligations primarily consist of liabilities arising from the normal course of business, including inventory supply contracts, the future settlement of derivative instruments, and future payments of operating leases, as well as contingent consideration arrangements resulting from acquisitions, and obligations associated with legal and other accruals.
The following table presents selected financial information related to LivaNova’s liquidity as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Available Short-term Liquidity
Cash and cash equivalents	$214,340	$214,172
Availability under the 2021 First Lien Credit Agreement	125,000	125,000
Availability under the Delayed Draw Term Facility	50,000	50,000
	$389,340	$389,172

Working Capital
Current assets	$903,017	$886,136
Current liabilities	316,129	297,398
	$586,888	$588,738

Debt Obligations
Current portion of long-term debt	$21,557	$20,892
Short-term unsecured borrowing arrangements	740	2,542
Current debt obligations	22,297	23,434
Long-term debt obligations	520,201	518,067
Total debt obligations	$542,498	$541,501

Significant Liquidity Matters
On April 6, 2023, LivaNova drew $50 million under the Delayed Draw Term Facility. The Term Facilities have now been fully drawn. The proceeds are to be used for general corporate purposes.
Refer to “Note 4. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information regarding LivaNova’s debt and debt transactions.
Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase in the balance of cash, cash equivalents and restricted cash were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating activities	$20,757	$25,823
Investing activities	(11,484)	(5,482)
Financing activities	(5,235)	214,877
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,302	(826)
Net increase in cash, cash equivalents and restricted cash	$7,340	$234,392
Operating Activities
Cash provided by operating activities during the three months ended March 31, 2023 decreased by $5.1 million as compared to the same prior year period. The decrease was primarily due to a decrease in net income adjusted for non-cash items of $12.1 million and an increase in 3T litigation settlement payments of $8.8 million, partially offset by the net change in working capital.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2023 increased $6.0 million as compared to the same prior year period primarily due to an increase in purchases of equity investments of $4.9 million.
Financing Activities
Cash used in financing activities during the three months ended March 31, 2023 increased $220.1 million as compared to the same prior year period primarily due to a reduction in net borrowings of $219.6 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
LivaNova is exposed to certain market risks as part of its ongoing business operations, including risks from foreign currency exchange rates, equity price risk, interest rate risks and concentration of procurement suppliers that could adversely affect LivaNova’s consolidated financial position, results of operations or cash flows. The Company manages these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in this Quarterly Report on Form 10-Q in “Part I, Note 5. Derivatives and Risk Management,” “Part I, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Part II, Item 1A. Risk Factors” and in LivaNova’s 2022 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A. Risk Factors.”
Item 4. Controls and Procedures
Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
LivaNova maintains a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that is designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including LivaNova’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. LivaNova’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, LivaNova’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

(b) Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2023, LivaNova implemented a new financial reporting consolidation and account reconciliation software application. The change was made to enhance the efficiency of the consolidation and account reconciliation processes and related financial reporting. There were no other changes in LivaNova’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of LivaNova’s material pending legal and regulatory proceedings and settlements, refer to “Note 6. Commitments and Contingencies” in the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Other than as described below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2022 Annual Report on Form 10-K.
The Company maintains its cash at financial institutions and is exposed to risk in the event of a bank failure or series of bank failures, particularly with respect to the cash collateral securing the SNIA Litigation Guarantee.
Most of the Company’s cash is held in accounts in highly rated banking institutions in the US and Europe. However, in the event of a bank failure or series of bank failures, the Company could lose all or a portion of its deposits. In connection with Silicon Valley Bank’s failure in March 2023, the FDIC took control, and in a subsequent joint statement by the Department of the Treasury, Federal Reserve, and FDIC, it was announced that all depositors would be fully protected and would have access to their funds. Such an outcome is not guaranteed if other bank failures were to occur. While the Company does not hold cash deposits with SVB or other failed banks and does not otherwise have a business relationship with those institutions, the Company could be subject to similar risks at other banking institutions, including with respect to the cash collateral securing the SNIA Litigation Guarantee, all of which could adversely affect our results of operations, cash flows and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act of 1934
Section 13(r) of the Exchange Act requires issuers to disclose in their quarterly reports certain types of dealings with Iran, including transactions or dealings with government-owned entities, even when those activities are lawful and do not involve U.S. persons. One of LivaNova’s non-U.S. subsidiaries currently sells medical devices, including cardiopulmonary, cardiac surgery and neuromodulation products, to privately held distributors in Iran.
LivaNova has limited visibility into the identity of these distributors’ customers in Iran. It is possible that their customers include entities, such as government-owned hospitals or sub-distributors, that are owned or controlled directly or indirectly by the Iranian government. To the best of the Company’s knowledge at this time, LivaNova does not have any contracts or commercial arrangements with the Iranian government.
LivaNova’s net revenue and net profits attributable to the above-mentioned Iranian activities were $2.2 million and $0.9 million, respectively, for the three months ended March 31, 2023.
The Company believes its activities are consistent with applicable law, including U.S., EU, and other applicable sanctions laws, though such laws are complex and continue to evolve rapidly. LivaNova intends to continue its business in Iran.

Item 6. Exhibits
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibit 32.1) with this Quarterly Report on Form 10-Q. Exhibits marked with the cross symbol (†), if any, are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Document Description
10.1*†	Form of LivaNova PLC 2022 Incentive Award Plan Stock Appreciation Right Grant Notice and Agreement, effective February 2023
10.2*†	Form of LivaNova PLC 2022 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Agreement, effective February 2023
10.3*†	Form of LivaNova PLC 2022 Incentive Award Plan Performance Stock Unit Award Grant Notice and Agreement, effective February 2023
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: May 3, 2023	By:	/s/ WILLIAM A. KOZY
William A. Kozy
Interim Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

LIVANOVA PLC

Date: May 3, 2023	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)