Form 10-Q
period 2023-06-30
LivaNova PLC
filed 2023-07-26
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at July 21, 2023
Ordinary Shares - £1.00 par value per share	53,882,976

LIVANOVA PLC

DEFINITIONS
In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (this “Report”), the following terms and abbreviations have the meanings listed below. “LivaNova” and “the Company” refer to LivaNova PLC and its consolidated subsidiaries.

Abbreviation	Definition
2015 Plan	LivaNova PLC 2015 Incentive Award Plan
2022 Form 10-K	LivaNova PLC’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023
2022 Plan	LivaNova PLC 2022 Incentive Award Plan
ACS	Advanced Circulatory Support
ALung	ALung Technologies, Inc.
AOCI	Accumulated other comprehensive income
A&R 2022 Plan	Amended and Restated LivaNova PLC 2022 Incentive Award Plan
BEPS	Base Erosion and Profit Shifting
Bridge Loan Facility	Incremental Facility Amendment No. 1 to the 2021 First Lien Credit Agreement, relating to a €200 million bridge loan facility, dated February 24, 2022, and repaid on July 6, 2022
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CMS	U.S. Centers for Medicare & Medicaid Services
Court of Appeal	Court of Appeal in Milan
Delayed Draw Term Facility	$50 million delayed draw term facility under the 2021 First Lien Credit Agreement resulting from the Incremental Facility Amendment No. 2
DRE	Drug-resistant epilepsy
DTD	Difficult-to-treat depression
ECJ	European Court of Justice
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
ECMO	Extracorporeal membrane oxygenation
FDA	U.S. Food and Drug Administration
FX	Foreign currency exchange rate
Hemolung RAS	Hemolung Respiratory Assist System
ImThera	ImThera Medical, Inc., acquired by LivaNova in 2018, a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea
Incremental Facility Amendment No. 2	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated July 6, 2022
Initial Term Facility	$300 million term facility under the 2021 First Lien Credit Agreement resulting from the Incremental Facility Amendment No. 2
ISIN	Sub-body of the Italian Ministry of Economic Development
LivaNova USA	LivaNova USA, Inc.
LSM	LivaNova Site Management S.r.l.
MDL	Federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania
Mitral	Mitral Holdco S.à r.l.
Notes	$287.5 million aggregate principal amount of 3.00% senior notes due December 2025, issued June 17, 2020
OCI	Other comprehensive income (loss)
OECD	Organisation for Economic Co-operation and Development
Order	Administrative order
OSA	Obstructive sleep apnea
OSPREY clinical trial	LivaNova’s clinical trial, “Treating Obstructive Sleep Apnea using Targeted Hypoglossal Neurostimulation”
Public Administrations	The Italian Ministry of the Environment and other Italian government agencies

Abbreviation	Definition
R&D	Research and Development
RECOVER clinical study	LivaNova’s clinical study “A Prospective, Multi-center, Randomized Controlled Blinded Trial Demonstrating the Safety and Effectiveness of VNS Therapy System as Adjunctive Therapy Versus a No Stimulation Control in Subjects With Treatment-Resistant Depression”
RSUs	Service-based restricted stock units
SARs	Service-based stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SG&A	Selling, general and administrative expense
SNIA	SNIA S.p.A.
SNIA Litigation Guarantee	A first demand bank guarantee of €270.0 million in connection with the SNIA litigation
SOFR	Secured Overnight Financing Rate
Sorin spin-off	The spin-off of Sorin from SNIA in 2004
Term Facilities	The Initial Term Facility, together with the Delayed Draw Term Facility
UK	United Kingdom
UK Act	Finance (No.2) Act 2023
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
USD	U.S. dollar
VNS	Vagus nerve stimulation

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical or current fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, the Company’s actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. Generally, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, and include, but are not limited to, the following risks and uncertainties: risks related to reductions, interruptions or increasing costs related to the supply of raw materials and components and the distribution of finished products, including as a result of inflation, war and extreme weather; volatility in the global market and worldwide economic conditions, including as caused by the invasion of Ukraine, inflation, foreign exchange fluctuations, changes to existing trade agreements and relationships between the U.S. and other countries including the implementation of sanctions; changes in technology, including the development of superior or alternative technology or devices by competitors and/or competition from providers of alternative medical therapies; failure to obtain approvals or reimbursement in relation to the Company’s products; failure to establish, expand or maintain market acceptance of the Company’s products for the treatment of the Company’s approved indications; failure to develop and commercialize new products and the rate and degree of market acceptance of such products; unfavorable results from clinical studies or failure to meet milestones; failure to comply with, or changes in, laws, regulations or administrative practices affecting government regulation of the Company’s products; risks relating to recalls, enforcement actions or product liability claims; changes or reduction in reimbursement for the Company’s products or failure to comply with rules relating to reimbursement of healthcare goods and services; cyber-attacks or other disruptions to the Company’s information technology systems or those of third parties with which the Company interacts; costs of complying with privacy and security of personal information requirements and laws; failure to comply with anti-bribery laws; risks associated with environmental laws and regulations as well as environmental liabilities, violations, protest voting and litigation; losses or costs from pending or future lawsuits and governmental investigations, including in the case of the Company’s 3T Heater-Cooler and SNIA litigations; product liability, intellectual property, shareholder-related, environmental-related, income tax and other litigation, disputes, losses and costs; failure to retain key personnel, prevent labor shortages, or manage labor costs; the failure of the Company’s R&D efforts to keep up with the rapid pace of technological development in the medical device industry; the impact of climate change and the risk of environmental, social and governance pressures from internal and external stakeholders; the risk of quality concerns and the impacts thereof; failure to protect the Company’s proprietary intellectual property; the potential loss of funds resulting from recent and potential future bank failures; failure of new acquisitions to further the Company’s strategic objectives or strengthen the Company’s existing businesses; the potential for impairments of intangible assets and goodwill; risks relating to the Company’s indebtedness including under the exchangeable senior notes, the Company’s revolving credit facility and the Company’s 2022 Term Facilities, as defined herein; effectiveness of the Company’s internal controls over financial reporting; changes in the Company’s profitability and/or failure to manage costs and expenses; fluctuations in future quarterly operating results and/or variations in revenue and operating expenses relative to estimates; changes in tax laws and regulations, including exposure to additional income tax liabilities; and other unknown or unpredictable factors that could harm the Company’s financial performance.
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

Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the six months ended June 30, 2023 are not necessarily indicative of future results, including the full fiscal year. You should also refer to the Company’s “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in LivaNova’s 2022 Form 10-K and in the Company’s Quarterly Reports on Form 10-Q.
Financial Information and Currency of Financial Statements
All of the financial information included in this quarterly report has been prepared in accordance with U.S. GAAP. The reporting currency of the Company’s condensed consolidated financial statements is USD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$293,882	$254,151	$557,300	$494,326
Cost of sales	88,685	69,801	178,020	141,533
Gross profit	205,197	184,350	379,280	352,793
Operating expenses:
Selling, general and administrative	125,872	116,482	250,001	235,007
Research and development	51,124	34,229	101,110	75,147
Other operating expense	10,825	1,883	13,135	1,378
Operating income	17,376	31,756	15,034	41,261
Interest expense	(14,809)	(14,388)	(28,246)	(22,228)
Foreign exchange and other income/(expense)	2,713	1,633	28,260	5,537
Income before tax	5,280	19,001	15,048	24,570
Income tax expense	4,097	2,515	6,468	5,052
Losses from equity method investments	(28)	(42)	(55)	(81)
Net income	$1,155	$16,444	$8,525	$19,437

Basic income per share	$0.02	$0.31	$0.16	$0.36
Diluted income per share	$0.02	$0.30	$0.16	$0.36

Shares used in computing basic income per share	53,803	53,506	53,713	53,420
Shares used in computing diluted income per share	53,977	54,080	53,942	54,144

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,155	$16,444	$8,525	$19,437
Other comprehensive income (loss):
Net change in unrealized loss on derivatives	—	(1,232)	(966)	(1,927)
Tax effect	—	—	—	—
Net of tax	—	(1,232)	(966)	(1,927)
Foreign currency translation adjustment	5,453	(37,506)	13,506	(45,766)
Total other comprehensive income (loss)	5,453	(38,738)	12,540	(47,693)
Total comprehensive income (loss)	$6,608	$(22,294)	$21,065	$(28,256)

See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$222,935	$214,172
Restricted cash	311,425	301,446
Accounts receivable, net of allowance of $11,610 at June 30, 2023 and $11,862 at December 31, 2022	185,881	183,110
Inventories	156,446	129,379
Prepaid and refundable taxes	26,302	31,708
Prepaid expenses and other current assets	38,846	26,321
Total Current Assets	941,835	886,136
Property, plant and equipment, net	149,568	147,187
Goodwill	779,212	768,787
Intangible assets, net	357,420	368,559
Operating lease assets	34,169	35,830
Investments	21,726	16,266
Deferred tax assets	2,113	1,384
Long-term derivative assets	42,034	54,393
Other assets	13,478	16,231
Total Assets	$2,341,555	$2,294,773
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$19,074	$23,434
Accounts payable	78,212	74,310
Accrued liabilities and other	82,038	81,481
Current litigation provision liability	22,352	29,481
Taxes payable	19,842	16,505
Accrued employee compensation and related benefits	66,646	72,187
Total Current Liabilities	288,164	297,398
Long-term debt obligations	567,951	518,067
Contingent consideration	92,626	85,292
Deferred tax liabilities	8,924	8,516
Long-term operating lease liabilities	27,229	29,548
Long-term employee compensation and related benefits	16,720	16,804
Long-term derivative liabilities	53,705	85,675
Other long-term liabilities	45,628	45,849
Total Liabilities	1,100,947	1,087,149
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 53,903,564 shares issued and 53,830,387 shares outstanding at June 30, 2023; 53,851,979 shares issued and 53,564,664 shares outstanding at December 31, 2022	82,441	82,424
Additional paid-in capital	2,169,346	2,157,724
Accumulated other comprehensive loss	(35,579)	(48,119)
Accumulated deficit	(975,505)	(984,030)
Treasury stock at cost, 73,177 ordinary shares at June 30, 2023; 287,315 ordinary shares at December 31, 2022	(95)	(375)
Total Stockholders’ Equity	1,240,608	1,207,624
Total Liabilities and Stockholders’ Equity	$2,341,555	$2,294,773
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net income	$8,525	$19,437
Adjustments to reconcile net income to net cash provided by operating activities:
Remeasurement of derivative instruments	(25,332)	(5,098)
Stock-based compensation	16,290	21,765
Amortization	12,747	12,917
Depreciation	12,040	11,096
Amortization of debt issuance costs	9,535	11,721
Remeasurement of contingent consideration to fair value	7,334	(27,359)
Amortization of operating lease assets	5,107	4,939
Other	198	1,987
Changes in operating assets and liabilities:
Accounts receivable, net	(707)	(875)
Inventories	(25,439)	(16,461)
Other current and non-current assets	(8,321)	2,846
Accounts payable and accrued current and non-current liabilities	(4,638)	(19,387)
Taxes payable	2,738	116
Litigation provision liability	(7,257)	(2,064)
Net cash provided by operating activities	2,820	15,580
Investing Activities:
Purchases of property, plant and equipment	(13,344)	(11,342)
Purchase of investments	(5,409)	(781)
Acquisition, net of cash acquired	—	(8,857)
Other	614	(650)
Net cash used in investing activities	(18,139)	(21,630)
Financing Activities:
Proceeds from long-term debt obligations	50,000	218,342
Repayment of long-term debt obligations	(11,808)	(784)
Shares repurchased from employees for minimum tax withholding	(5,841)	(8,223)
Repayments of short-term borrowings (maturities greater than 90 days)	(1,974)	—
Proceeds from share issuances under ESPP	589	1,788
Payment of debt issuance costs	—	(2,861)
Other	(187)	295
Net cash provided by financing activities	30,779	208,557
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,282	(3,730)
Net increase in cash, cash equivalents and restricted cash	18,742	198,777
Cash, cash equivalents and restricted cash at beginning of period	515,618	207,992
Cash, cash equivalents and restricted cash at end of period	$534,360	$406,769
See accompanying notes to the condensed consolidated financial statements

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying condensed consolidated financial statements of LivaNova as of, and for the three and six months ended June 30, 2023 and 2022, have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2022 has been derived from audited financial statements contained in LivaNova’s 2022 Form 10-K but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries for the three and six months ended June 30, 2023 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying LivaNova’s 2022 Form 10-K.
Macroeconomic Environment
The current macroeconomic environment, including foreign exchange volatility, supply chain challenges, inflationary pressures, and geopolitical instability, has impacted and may continue to impact LivaNova’s business. LivaNova’s net revenue and profitability have been negatively affected by the unfavorable foreign currency exchange impact of the strengthened USD against a number of currencies. Furthermore, LivaNova continues to experience supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues. Though, to date, the Company’s supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Moreover, freight and labor costs at LivaNova’s manufacturing facilities have increased substantially in the wake of inflation globally. The Company continues to respond to such challenges, and while LivaNova has business continuity plans in place, the impact of the ongoing challenges the Company is navigating, along with their potential escalation, may adversely affect its business.
In February 2022, Russia launched an invasion in Ukraine, which caused the Company to assess its ability to sell in the market due to international sanctions, consider the potential impact of raw material sourced from the region, and determine whether LivaNova is able to transact in a compliant fashion. Although business across Russia, Ukraine and Belarus represented 1% of LivaNova’s total net revenue for 2022, the invasion of Ukraine has increased economic uncertainties, and a significant escalation or continuation of the conflict could have a material, global impact on the Company’s operating results.
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
The purchase price allocation at fair value for the ALung acquisition was finalized during the second quarter of 2023 and is presented in the following table, which includes certain measurement period adjustments (in thousands):

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
For a reconciliation of the beginning and ending balance of contingent consideration liabilities, refer to “Note 4. Fair Value Measurements.”
Note 3. Divestiture of Heart Valve Business
On December 2, 2020, LivaNova entered into a Purchase Agreement with Mitral, a company incorporated under the laws of Luxembourg and wholly owned and controlled by funds advised by Gyrus Capital S.A., a Swiss private equity firm. The Purchase Agreement provided for the divestiture of certain of LivaNova’s subsidiaries as well as certain other assets and liabilities relating to the Company’s Heart Valve business and site management operations conducted by the Company’s subsidiary LSM at the Company’s Saluggia campus for $64.1 million.
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

Note 4. Fair Value Measurements
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2023 and 2022.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2023	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - freestanding instruments (FX)	$219	$—	$219	$—
Derivative assets - capped call derivatives	42,034	—	—	42,034
Convertible notes receivable	275	—	—	275
	$42,528	$—	$219	$42,309

Liabilities:
Derivative liabilities - freestanding instruments (FX)	$113	$—	$113	$—
Derivative liabilities - embedded exchange feature	53,705	—	—	53,705
Contingent consideration arrangements	92,626	—	—	92,626
	$146,444	$—	$113	$146,331

	Fair Value as of December 31, 2022	Fair Value Measurements Using Inputs Considered as:
		Level 1	Level 2	Level 3
Assets:
Derivative assets - designated as cash flow hedges (interest rate swap)	$1,333	$—	$1,333	$—
Derivative assets - capped call derivatives	54,393	—	—	54,393
Convertible notes receivable	285	—	—	285
	$56,011	$—	$1,333	$54,678

Liabilities:
Derivative liabilities - freestanding instruments (FX)	$5,886	$—	$5,886	$—
Derivative liabilities - embedded exchange feature	85,675	—	—	85,675
Contingent consideration arrangements	85,292	—	—	85,292
	$176,853	$—	$5,886	$170,967
The following table provides a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable inputs (Level 3) (in thousands):

	Capped Call Derivative Asset	Convertible Notes Receivable	Embedded Exchange Feature Derivative Liability	Contingent Consideration Liability Arrangements
As of December 31, 2022 - long-term	$54,393	$285	$85,675	$85,292
Changes in fair value	(12,359)	(10)	(31,970)	7,334
Total at June 30, 2023 - long-term	$42,034	$275	$53,705	$92,626

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
The fair value of the embedded exchange feature derivative liability and the capped call derivative assets was $53.7 million and $42.0 million, respectively, as of June 30, 2023, and the stock price volatility was 36%. As of June 30, 2023, a 10% lower volatility, holding other inputs constant, would reduce the fair value for the embedded exchange feature derivative liability by $13.8 million, and a 10% higher volatility, holding other inputs constant, would increase the fair value by $14.4 million. As of June 30, 2023, a 10% lower volatility, holding other inputs constant, would reduce the fair value for the capped call derivatives by $9.2 million, and a 10% higher volatility, holding other inputs constant, would increase the fair value by $4.0 million.
Contingent Consideration Arrangements
The following table provides the fair value of Level 3 contingent consideration arrangements by acquisition (in thousands):

	June 30, 2023	December 31, 2022
ImThera	$74,941	$69,389
ALung	17,685	15,903
	$92,626	$85,292
The ImThera business combination involved contingent consideration arrangements composed of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnouts are valued using projected sales from LivaNova’s internal strategic plan. These arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of June 30, 2023:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	9.7%
		Probability of payment	85%
		Projected payment year	2025

Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	14.4% - 15.0%
		Credit risk discount rate	10.0% - 10.5%
		Revenue volatility	32.5%
		Probability of payment	85%
		Projected years of earnout	2026 - 2029

The ALung business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain sales-based thresholds associated with sales of products. The arrangement is a Level 3 fair value measurement and includes the following significant unobservable inputs as of June 30, 2023:

ALung Acquisition	Valuation Technique	Unobservable Input	Inputs
Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	10.0% - 11.0%
		Credit risk discount rate	9.5% - 10.2%
		Revenue volatility	32.8%
		Projected years of earnout	2023 - 2027
Note 5. Financing Arrangements
The outstanding principal amount of long-term debt as of June 30, 2023 and December 31, 2022 was as follows (in thousands, except interest rates):

	June 30, 2023	December 31, 2022	Maturity	Interest Rate
Term Facilities	$336,316	$289,294	July 2027	8.54%
2020 Cash Exchangeable Senior Notes	247,236	239,568	December 2025	3.00%
Bank of America Merrill Lynch Banco Múltiplo S.A.	—	6,462	N/A	N/A
Mediocredito Italiano	819	1,601	December 2023	0.50% - 6.00%
Bank of America, U.S.	1,500	1,500	January 2025	8.31%
Other	524	534
Total long-term facilities	586,395	538,959
Less current portion of long-term debt	18,444	20,892
Total long-term debt obligations	$567,951	$518,067
Revolving Credit
The outstanding principal amount of LivaNova’s short-term unsecured revolving credit agreements and other agreements with various banks was $0.6 million and $2.5 million as of June 30, 2023 and December 31, 2022, respectively, with an interest rate of 4.24% and loan terms ranging from overnight to 364 days as of June 30, 2023.
On August 13, 2021, LivaNova PLC and its wholly-owned subsidiary, LivaNova USA as borrower, entered into a First Lien Credit Agreement with the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, relating to a $125 million senior secured multi-currency revolving credit facility to be made available to the borrower, referred to as the 2021 First Lien Credit Agreement. The 2021 First Lien Credit Agreement, as amended from time to time, expires on August 13, 2026, and bears interest at a rate equal to, for USD-denominated loans, an adjusted SOFR with a floor of 0.00%, or a Base Rate, plus, in each case, a variable margin based on the Company’s Total Net Leverage Ratio, as defined in the agreement. Interest is paid monthly or quarterly, as selected by the borrower, with any outstanding principal due at maturity. The 2021 First Lien Credit Agreement also contemplates the payment of commitment fees on the unused portion of the commitments, at a variable percentage based on the Company’s Total Net Leverage Ratio. As of June 30, 2023 and December 31, 2022, the applicable commitment fee percentage was 0.5% per annum. The 2021 First Lien Credit Agreement is available for working capital and other general corporate purposes and, if drawn, can be repaid at any time without premium or penalty. As of June 30, 2023, the Company was in compliance with the financial covenants contained in its 2021 First Lien Credit Agreement.
There were no outstanding borrowings under the 2021 First Lien Credit Agreement’s $125 million revolving credit facility as of June 30, 2023 and December 31, 2022.
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

On March 18, 2022, LivaNova PLC, acting through its Italian branch, entered into an Indemnity Letter and an Account Pledge Agreement with Barclays, further to which Barclays issued the SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in USD in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. The proceeds of the Bridge Loan Facility were used by LivaNova to post a portion of the cash collateral supporting the SNIA Litigation Guarantee. Cash collateral classified as restricted cash on the condensed consolidated balance sheet was $311.4 million and $301.4 million as of June 30, 2023 and December 31, 2022, respectively. For additional information regarding the SNIA litigation, please refer to “Note 7. Commitments and Contingencies.”
Debt discounts and issuance costs related to the Bridge Loan Facility were approximately $4.5 million. Amortization of debt discount and issuance costs for the Bridge Loan Facility was $3.6 million and $4.5 million for the three and six months ended June 30, 2022, respectively, and is included in interest expense on the condensed consolidated statement of income.
The Bridge Loan Facility was repaid in full on July 6, 2022.
Term Facilities
On July 6, 2022, LivaNova and its wholly-owned subsidiary, LivaNova USA, entered into Incremental Facility Amendment No. 2. Incremental Facility Amendment No. 2 provides for LivaNova USA to, among other things, obtain commitments for term loan facilities from a syndicate of lenders in an aggregate principal amount of $350 million consisting of (i) the Initial Term Facility with an aggregate principal amount of $300 million and (ii) the Delayed Draw Term Facility with an additional aggregate principal amount of $50 million. On April 6, 2023, LivaNova drew $50 million under the Delayed Draw Term Facility for general corporate purposes.
Proceeds from the Initial Term Facility were used to repay in full the Bridge Loan Facility on July 6, 2022, with the remainder used for general corporate purposes of the Company. The Term Facilities have a maturity of the earlier of (i) five years or (ii) 91 days prior to December 15, 2025, the maturity date of the 2020 Cash Exchangeable Senior Notes, unless by that date LivaNova USA will have either redeemed or refinanced the Notes, or set aside an amount of cash equal to the then-outstanding principal amount of the Notes. The Term Facilities bear interest at a rate equal to an adjusted term SOFR plus a variable margin based on the Company’s consolidated total net leverage ratio. As of June 30, 2023, the applicable margin over Adjusted SOFR was equal to 3.50% per annum. The Term Facilities are subject to an original issue discount of 1.5% of their principal amount. The Term Facilities are subject to quarterly principal repayment, based on the following amortization schedule: (i) during the first year from the initial funding date: 1.9%; (ii) year two: 5.0%; (ii) year three: 5.0%; (iv) year four: 7.5%; and (v) year five: 10.0%, with the remainder to be paid at maturity. The effective interest rate of the Term Facilities at June 30, 2023 was 6.53%.
The 2021 First Lien Credit Agreement, as amended, contains customary representations, warranties and covenants, including the requirement to maintain a Senior Secured First Lien Net Leverage Ratio, calculated as the ratio of Consolidated Senior Secured First Lien Net Indebtedness to Consolidated EBITDA, as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date, of not more than 3.50 to 1.00 and an Interest Coverage Ratio, calculated as the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date, of not less than 3.00 to 1.00. As of June 30, 2023, the Company was in compliance with the financial covenants contained in the 2021 First Lien Credit Agreement.
Debt discounts and issuance costs related to the Initial Term Facility were approximately $9.6 million. Amortization of debt discount and issuance costs for the Initial Term Facility was $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively, and is included in interest expense on the condensed consolidated statement of income. The unamortized discount and issuance costs related to the Initial Term Facility as of June 30, 2023 and December 31, 2022 were $7.7 million and $8.7 million, respectively. Issuance costs related to the Delayed Draw Term Facility were approximately $1.6 million. Amortization of issuance costs for the Delayed Draw Term Facility was nil and $0.5 million for the three and six months ended June 30, 2023, respectively, and is included in interest expense on the condensed consolidated statement of income. The issuance costs related to the Delayed Draw Term Facility were fully amortized as of June 30, 2023.
2020 Cash Exchangeable Senior Notes
On June 17, 2020, LivaNova’s wholly-owned subsidiary, LivaNova USA, issued $287.5 million aggregate principal amount of 3.00% Notes by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The sale of the Notes resulted in approximately $278.0 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on June 15 and December 15 of each year. The effective interest rate of the Notes at June 30, 2023 was 9.95%. The Notes mature on December 15, 2025 unless earlier exchanged, repurchased, or redeemed.

Debt discounts and issuance costs related to the Notes were approximately $82.0 million and included $75.0 million of discount attributable to the embedded exchange feature, discussed below, and $7.0 million of allocated issuance costs to the Notes related to legal, bank and accounting fees. Amortization of debt discount and issuance costs for the Notes was $3.9 million and $7.7 million for the three and six months ended June 30, 2023, respectively, and $3.5 million and $6.9 million for the three and six months ended June 30, 2022, respectively, and is included in interest expense on the condensed consolidated statement of income. The unamortized discount related to the Notes as of June 30, 2023 and December 31, 2022 was $40.3 million and $47.9 million, respectively.
Holders of the Notes are entitled to exchange the Notes at any time during specified periods, at their option. This includes the right to exchange the Notes during any calendar quarter, if the last reported sale price of LivaNova’s ordinary shares, with a nominal value of £1.00 per share, is greater than or equal to 130% of the exchange price, or $79.27 per share for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The exchange condition was not satisfied during the quarterly period ending June 30, 2023. As a result, the Company has included its obligations from the Notes and the associated embedded exchange feature derivative as a long-term liability on the condensed consolidated balance sheet as of June 30, 2023. The Notes are exchangeable solely into cash and are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the Notes is 16.3980 ordinary shares per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $60.98 per share). The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the Notes.
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
Embedded Exchange Feature
The embedded exchange feature of the Notes requires bifurcation from the Notes and is accounted for as a derivative liability. The fair value of the Notes’ embedded exchange feature derivative at the time of issuance was $75.0 million and was recorded as debt discount on the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. The Notes’ embedded exchange feature derivative is carried on the condensed consolidated balance sheets at its estimated fair value and is adjusted at the end of each reporting period, with the unrealized gain or loss reflected within “Foreign exchange and other income/(expense)” in the condensed consolidated statements of income. The fair value of the embedded exchange feature derivative liability was $53.7 million and $85.7 million as of June 30, 2023 and December 31, 2022, respectively.
Capped Call Transactions
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers of the Notes or their respective affiliates. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of LivaNova’s ordinary shares underlying the Notes and are expected generally to offset any cash payments the Company is required to make upon exchange of the Notes in excess of the principal amount thereof in the event that the market value per ordinary share, as measured under the capped call transactions, is greater than the strike price of the capped call transactions, with such offset being subject to an initial cap price of $100.00 per share. The capped call transactions expire on December 15, 2025 and must be settled in cash. If the capped call transactions are converted or redeemed early, settlement occurs at their termination value, which is equal to their fair value at the time of the redemption. The capped call transactions are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected within foreign exchange and other income/(expense) in the condensed consolidated statements of income. The fair value of the capped call derivative assets was $42.0 million and $54.4 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the capped call derivative assets were classified as long-term.

Note 6. Derivatives and Risk Management
Due to the global nature of LivaNova’s operations, LivaNova is exposed to FX fluctuations. Historically, the Company has entered into FX derivative contracts and interest rate swap contracts to reduce the impact of FX and interest rate fluctuations, respectively, on earnings and cash flow.
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
Freestanding FX Derivative Contracts
The gross notional amount of FX derivative contracts not designated as hedging instruments outstanding at June 30, 2023 and December 31, 2022 was $160.4 million and $154.5 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. For these freestanding derivatives, LivaNova recorded net gains of $0.4 million and $4.0 million for the three months ended June 30, 2023 and 2022, respectively, and net (losses) gains $(0.9) million and $5.0 million for the six months ended June 30, 2023 and 2022, respectively. These gains and losses are included in foreign exchange and other income/(expense) on the condensed consolidated statements of income.
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
Cash Flow Hedges
Foreign Currency Risk
Historically, LivaNova utilized FX derivative contracts, designed as cash flow hedges, to hedge the variability of cash flows associated with LivaNova’s 12-month USD forecasts of revenues and costs denominated in British Pound, Japanese Yen and the Euro. The Company transferred to earnings from AOCI the gain or loss realized on the FX derivative contracts at the time of invoicing. Upon the settlement of LivaNova’s foreign currency cash flow hedges in the fourth quarter of 2022 and following an in-depth analysis of the utility of the Company’s cash flow hedging program, LivaNova discontinued its foreign currency cash flow hedging program.

Interest Rate Risk
Historically, LivaNova entered into interest rate swaps associated with the Initial Term Facility, which qualified for and were designated as cash flow hedges. The Company’s interest rate swaps expired on April 6, 2023. LivaNova elected not to renew the interest rate swaps as interest expense associated with the Initial Term Facility is principally offset by holding a significant portion of the Initial Term Facility in a depository account, which earns a floating rate of interest.
The gross notional amounts of open derivative contracts designated as cash flow hedges at June 30, 2023 and December 31, 2022 were as follows (in thousands):

Description of Derivative Contract	June 30, 2023	December 31, 2022
Interest rate swap contracts	$—	$210,000
Pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in OCI and the amount reclassified to earnings from AOCI were as follows (in thousands):

		Three Months Ended June 30,
		2022
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Losses Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other income/(expense)	$(1,116)	$1,238
FX derivative contracts	SG&A	—	(1,122)
		$(1,116)	$116

		Six Months Ended June 30,
		2023		2022
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Losses Recognized in OCI	Gains Reclassified from AOCI to Earnings	Losses Recognized in OCI	Gains (Losses) Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other income/(expense)	$—	$—	$(1,758)	$1,679
FX derivative contracts	SG&A	—	—	—	(1,510)
Interest rate swap contracts	Interest expense	(433)	533	—	—
		$(433)	$533	$(1,758)	$169
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
The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

	Asset Derivatives		Liability Derivatives
June 30, 2023	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives	Long-term derivative assets	$42,034
FX derivative contracts	Prepaid expenses and other current assets	219	Accrued liabilities and other	$113
Embedded exchange feature			Long-term derivative liabilities	53,705
Total derivatives not designated as hedging instruments		42,253		53,818
Total derivatives		$42,253		$53,818

	Asset Derivatives		Liability Derivatives
December 31, 2022	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses and other current assets	$1,333
Total derivatives designated as hedging instruments		1,333
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives	Long-term derivative assets	54,393
FX derivative contracts			Accrued liabilities and other	$5,886
Embedded exchange feature			Long-term derivative liabilities	85,675
Total derivatives not designated as hedging instruments		54,393		91,561
Total derivatives		$55,726		$91,561
(1)For the classification of inputs used to evaluate the fair value of derivatives, refer to “Note 4. Fair Value Measurements.”
Note 7. Commitments and Contingencies
Saluggia Site Hazardous Substances
LSM, formerly a subsidiary of Sorin, one of the companies that merged into LivaNova PLC in 2015, manages site services for the campus in Saluggia, Italy. In addition to being a former LivaNova manufacturing facility, the Saluggia campus is also the location of manufacturing facilities of third parties, a cafeteria for workers, and storage facilities for hazardous substances and equipment previously used in a nuclear research center, later turned nuclear medicine business, between the 1960s and the late 1990s. Pursuant to authorization from the Italian government, LSM has performed, and continues to perform, ordinary maintenance, secure the facilities, monitor air and water quality and file applicable reports with the competent environmental authorities.
In 2020, LSM received correspondence from ISIN (a sub-body of the Italian Ministry of Economic Development) requesting that, within five years, LSM demonstrate the financial capacity to meet its obligations under Italian law to clean and dismantle any contaminated buildings and equipment as well as to deliver hazardous substances to a national repository. This repository will be built by the Italian government at a location and time yet to be determined. ISIN subsequently published Technical Guide n. 30, which identifies the technical criteria, and general safety and protection requirements for the design, construction, operation and dismantling of temporary storage facilities for the hazardous substances. In January 2021, a list of 67 potential sites for the national repository was published.
Although there is no legal obligation to begin any work or deliver the hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of June 30, 2023 was €34.0 million ($37.1 million), which represented the low end of the estimated range of loss of €34.0 million ($37.1 million) to €43.3 million ($47.3 million) as of June 30, 2023. The estimated liability as of December 31, 2022 was €34.2 million ($36.6 million).
Product Liability Litigation
The Company is currently involved in litigation involving LivaNova’s 3T Heater-Cooler device. The litigation includes the MDL, various U.S. state court cases and cases in jurisdictions outside the U.S. On March 29, 2019, LivaNova announced a settlement framework that provided for a comprehensive resolution of the personal injury cases pending in the MDL, the related class action in federal court, as well as certain cases in state courts across the United States. The agreement, which made no admission of liability, was subject to certain conditions, including acceptance of the settlement by individual claimants and provided for a total payment of up to $225 million to resolve the claims covered by the settlement. Per the agreed-upon terms, the second and final payment of $90 million was paid into a qualified settlement fund in January 2020.
Cases in state courts in the U.S. and in jurisdictions outside the U.S. continue to progress. As of July 26, 2023, the Company was aware of approximately 80 filed and unfiled claims worldwide, with the majority of the claims in various federal or state courts throughout the United States, including some cases removed to the MDL after the settlement described above. This number includes 13 cases in the process of settling. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
During the three and six months ended June 30, 2023, we recorded an additional liability of $10.8 million and $12.2 million, respectively, due to new information received about the nature of certain claims. At June 30, 2023 and December 31, 2022, the provision for these matters was $25.4 million and $32.5 million, respectively. While the amount accrued represents the Company’s best estimate for those filed and unfiled claims that the Company believes are both probable and estimable at this time, and which are a subset of the filed and unfiled claims worldwide of which LivaNova is currently aware, the actual liability for resolution of these matters may vary from the Company’s estimate. The remaining claims for which a provision has not been recorded are remote or the potential loss is not estimable at this time.
Changes in the carrying amount of the litigation provision liability are as follows (in thousands):

Total litigation provision liability at December 31, 2022	$32,487
Payments	(19,407)
Adjustments (1)	12,150
FX and other	187
Total litigation provision liability at June 30, 2023	25,417
Less current portion of litigation provision liability at June 30, 2023	22,352
Long-term portion of litigation provision liability at June 30, 2023 (2)	$3,065
(1)Adjustments to the litigation provision are included within other operating expense on the condensed consolidated statements of income.
(2)Included within other long-term liabilities on the condensed consolidated balance sheet.
SNIA Environmental Liability
Sorin was created as a result of a spin-off from SNIA in 2004, and in 2015, Sorin was merged into LivaNova. SNIA subsequently became insolvent, and the Public Administrations sought compensation from SNIA in an aggregate amount of approximately $3.8 billion for remediation costs relating to the environmental damage at chemical sites previously operated by SNIA’s other subsidiaries.
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
In 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin approximately €292,000 (approximately $318,732 as of June 30, 2023) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal. On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the Sorin spin-off, an estimated €572.1 million (approximately $624.5 million as of June 30, 2023). LivaNova appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of approximately €453.6 million (approximately $495.1 million as of June 30, 2023). LivaNova appealed the decision on damages in December 2021. On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision has been reached on the appeal to the Italian Supreme Court. This suspension was subject to LivaNova providing a first demand bank guarantee of €270.0 million (approximately $294.7 million as of June 30, 2023) within 30 calendar days, and on March 21, 2022, LivaNova delivered the guarantee, thereby satisfying the condition. Refer to “Note 5. Financing Arrangements” for information on the financing of the guarantee.

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
Caisson Contract Litigation
On November 25, 2019, LivaNova received notice of a lawsuit initiated by former members of Caisson, a subsidiary of the Company acquired in 2017. The lawsuit, Todd J. Mortier, as Member Representative of the former Members of Caisson Interventional, LLC v. LivaNova USA, Inc., was filed in the United States District Court for the District of Minnesota. The complaint alleged (i) breach of contract, (ii) breach of the covenant of good faith and fair dealing and (iii) unjust enrichment in connection with the Company’s operation of Caisson’s transcatheter mitral valve replacement program and the Company’s November 20, 2019 announcement that it was ending the program at the end of 2019. The lawsuit sought damages arising out of the 2017 acquisition agreement, including various regulatory milestone payments. In May 2022, the District Court granted LivaNova’s motion for summary judgment, and in June 2023, the Eighth Circuit Court of Appeal affirmed the decision. The Company now considers Caisson’s claim against LivaNova to be closed.
Mitral Litigation
On July 29, 2022, LivaNova received a demand letter from Mitral for approximately €20.8 million ($22.7 million as of June 30, 2023) for breach of warranty claims under the A&R Purchase Agreement. Specifically, the claims allege failure to disclose certain information relating to a supplier, thereby allegedly impacting the profitability of Mitral’s business in China and Japan. The Company does not believe that Mitral’s claims will be sustained or that LivaNova is responsible for any alleged breach of warranty. Subject to certain exceptions, warranty claims of this type are contractually capped at €8.0 million ($8.7 million as of June 30, 2023). On March 22, 2023, Mitral served a formal claim on LivaNova in the High Court of Justice Commercial Court (King’s Bench Division) alleging damages flowing from the aforementioned asserted breaches of warranties in the A&R Purchase Agreement. Although the claim is in excess of €20.8 million, Mitral acknowledges the €8.0 million cap. The Company filed its Defense on May 17, 2023. The Company has not recognized a liability related to this matter because any potential loss is not currently probable.
Italian MedTech Payback Measure
As previously disclosed, in 2015, the Italian Parliament introduced rules regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a “payback” measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In the intervening years since the rules were first issued, there has been considerable uncertainty about how the law will operate and what the exact timeline is for finalization. In August 2022, a decree was published which provided guidance and timetables for the rule. The current deadline to execute payback payments is July 31, 2023. LivaNova filed an appeal at the Administrative Court against the Decree of the Ministry of Health assessing the amount payable and against the MedTech Payback Guidelines. LivaNova also filed appeals against the regions requesting payments.

The Company has accrued for the law since 2015 based on market and product information. As of June 30, 2023 and December 31, 2022, the total amount reserved for this matter was $7.4 million and $6.4 million, respectively; however, the actual liability could vary.
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
Note 8. Stockholders' Equity
The tables below present the condensed consolidated statements of stockholders’ equity as of and for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (1)
March 31, 2023	53,854	$82,424	$2,162,928	$(319)	$(41,032)	$(976,660)	$1,227,341
Stock-based compensation plans	50	17	6,418	224	—	—	6,659
Net income	—	—	—	—	—	1,155	1,155
Other comprehensive loss	—	—	—	—	5,453	—	5,453
June 30, 2023	53,904	$82,441	$2,169,346	$(95)	$(35,579)	$(975,505)	$1,240,608

March 31, 2022	53,764	$82,298	$2,121,098	$(619)	$(16,132)	$(894,791)	$1,291,854
Stock-based compensation plans	46	61	12,160	222	—	—	12,443
Net income	—	—	—	—	—	16,444	16,444
Other comprehensive loss	—	—	—	—	(38,738)	—	(38,738)
June 30, 2022	53,810	$82,359	$2,133,258	$(397)	$(54,870)	$(878,347)	$1,282,003

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (1)
December 31, 2022	53,852	$82,424	$2,157,724	$(375)	$(48,119)	$(984,030)	$1,207,624
Stock-based compensation plans	52	17	11,622	280	—	—	11,919
Net income	—	—	—	—	—	8,525	8,525
Other comprehensive loss	—	—	—	—	12,540	—	12,540
June 30, 2023	53,904	$82,441	$2,169,346	$(95)	$(35,579)	$(975,505)	$1,240,608

December 31, 2021	53,762	$82,295	$2,117,961	$(650)	$(7,177)	$(897,784)	$1,294,645
Stock-based compensation plans	48	64	15,297	253	—	—	15,614
Net income	—	—	—	—	—	19,437	19,437
Other comprehensive loss	—	—	—	—	(47,693)	—	(47,693)
June 30, 2022	53,810	$82,359	$2,133,258	$(397)	$(54,870)	$(878,347)	$1,282,003

The table below presents the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income (loss) for the six months ended June 30, 2023 and 2022 (in thousands):

	Change in Unrealized Gain (Loss) on Derivatives	Foreign Currency Translation Adjustments Gain (Loss) (1)	Total
December 31, 2022	$966	$(49,085)	$(48,119)
Other comprehensive loss before reclassifications, before tax	(433)	13,506	13,073
Tax benefit	—	—	—
Other comprehensive loss before reclassifications, net of tax	(433)	13,506	13,073
Reclassification of gain from accumulated other comprehensive loss, before tax	(533)	—	(533)
Reclassification of tax benefit	—	—	—
Reclassification of gain from accumulated other comprehensive loss, after tax	(533)	—	(533)
Net current-period other comprehensive loss, net of tax	(966)	13,506	12,540
June 30, 2023	$—	$(35,579)	$(35,579)

December 31, 2021	$(945)	$(6,232)	$(7,177)
Other comprehensive loss before reclassifications, before tax	(1,758)	(45,766)	(47,524)
Tax benefit	—	—	—
Other comprehensive loss before reclassifications, net of tax	(1,758)	(45,766)	(47,524)
Reclassification of gain from accumulated other comprehensive loss, before tax	(169)	—	(169)
Reclassification of tax benefit	—	—	—
Reclassification of gain from accumulated other comprehensive loss, after tax	(169)	—	(169)
Net current-period other comprehensive loss, net of tax	(1,927)	(45,766)	(47,693)
June 30, 2022	$(2,872)	$(51,998)	$(54,870)
(1)Taxes are not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

Note 9. Stock-Based Incentive Plans
During the six months ended June 30, 2023, LivaNova issued stock-based compensatory awards with terms approved by the Compensation Committee of LivaNova’s Board of Directors. The awards with service conditions generally vest ratably over four years and are subject to forfeiture unless service conditions are met. The market performance-based awards that were issued cliff vest after three years subject to the rank of LivaNova’s total shareholder return for the three-year period ending December 31, 2025 relative to the total shareholder returns for a peer group of companies. The adjusted free cash flow and return on invested capital operating performance-based awards that were issued, cliff vest after three years subject to the achievement of certain thresholds of cumulative results for the three-year period ending December 31, 2025. Compensation expense related to awards granted during 2023 for the three and six months ended June 30, 2023 was $2.4 million and $2.5 million, respectively.
Stock-based awards may be granted under the 2015 Plan and the 2022 Plan in the form of stock options, SARs, RSUs and other stock-based and cash-based awards. As of June 30, 2023, there were 8,977 shares available for future grants to LivaNova’s Non-Executive Directors under the 2015 Plan and 1,376,623 shares pursuant to Options or Stock Appreciation Rights and 914,340 shares pursuant to other types of awards available for future grants to LivaNova’s employees under the 2022 Plan. In June 2023, the Company’s shareholders approved the A&R 2022 Plan. The A&R 2022 Plan increases the aggregate number of ordinary shares that can be issued under the 2022 Plan pursuant to options or SARs from 1,900,000 to 2,250,000, and the number of ordinary shares that can be issued pursuant to awards other than options or SARs from 1,200,000 to 1,500,000.
Stock-based incentive plan compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs	$4,696	$5,882	$10,413	$11,226
SARs	3,706	3,720	6,827	6,658
Market performance-based restricted stock units	(1,560)	1,003	(679)	1,854
Operating performance-based restricted stock units	(1,429)	611	(859)	1,396
Employee share purchase plan	298	293	588	631
Total stock-based compensation expense	$5,711	$11,509	$16,290	$21,765
Stock-based compensation agreements issued during the six months ended June 30, 2023 representing potential shares and their weighted average grant date fair values by type is as follows (shares in thousands, fair value in dollars):

	Six Months Ended June 30, 2023
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	974,204	$19.44
Service-based RSUs	499,301	$42.79
Market performance-based RSUs	94,561	$38.95
Operating performance-based RSUs	94,556	$42.30
Note 10. Income Taxes
LivaNova’s effective income tax rate for the three and six months ended June 30, 2023 was 77.6% and 43.0%, respectively, compared with 13.2% and 20.6% for the three and six months ended June 30, 2022, respectively. LivaNova’s effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, valuation allowances, tax credits and incentives and unrecognized tax benefits associated with uncertain tax positions.
LivaNova continually assesses the realizability of its worldwide deferred tax asset and valuation allowance positions, and when the need arises, the Company establishes or releases valuation allowances accordingly.
These increases in the effective tax rate for both the three and six months ended June 30, 2023 compared to the prior year periods were primarily attributable to changes in valuation allowances, year-over-year changes in income before tax in countries with varying statutory tax rates and an audit settlement.

LivaNova operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in LivaNova’s financial statements. Tax benefits totaling $0.5 million and $1.6 million were unrecognized as of June 30, 2023 and December 31, 2022, respectively.
On October 8, 2021, members of the OECD / G20 Inclusive Framework on BEPS agreed to a Two-Pillar Solution to address tax challenges of a global economy. The Two-Pillar Solution aims to ensure multinational companies will be subject to a minimum 15% global tax rate (Pillar Two) and will reallocate profits to the market jurisdictions where sales arise (Pillar One). As part of the ongoing release of Pillar Two rules by various jurisdictions, the UK Act was enacted on July 11, 2023, and implements the OECD’s BEPS Pillar Two income inclusion rule including a multinational top-up tax and a domestic top-up tax to the minimum effective tax rate of 15% for accounting periods beginning on or after December 31, 2023. The UK Act also includes a transitional safe harbor election for accounting periods beginning on or before Dec 31, 2026. We are reviewing the draft guidance issued on June 15, 2023, and the UK Act to assess the full implications for 2024 and will continue to monitor related guidance in the UK and other jurisdictions that impact LivaNova’s operations.
Note 11. Earnings Per Share
Reconciliation of the shares used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	53,803	53,506	53,713	53,420
Add effects of share-based compensation instruments (1)	174	574	229	724
Diluted weighted average shares outstanding	53,977	54,080	53,942	54,144
(1)Excluded from the computation of diluted earnings per share were stock options, SARs and restricted share units totaling 3.5 million and 2.2 million for the three months ended June 30, 2023 and 2022, respectively, and 3.4 million and 2.2 million for the six months ended June 30, 2023 and 2022, respectively, because to include them would have been anti-dilutive under the treasury stock method.
Note 12. Geographic and Segment Information
LivaNova identifies operating segments based on how it manages, evaluates and internally reports its business activities to allocate resources, develop and execute its strategy and assess performance. LivaNova has three reportable segments: Cardiopulmonary, Neuromodulation and ACS.
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
Net revenue of the Company’s reportable segments includes revenues from the sale of products that each reportable segment develops and manufactures or distributes. LivaNova defines segment income as operating income before merger and integration expense, restructuring expense, amortization of intangibles as well as other income and expense not allocated to segments. Other income and expense not allocated to segments primarily includes rental income and SG&A expenses for finance, legal, human resources, information technology and corporate business development.

LivaNova operates under three geographic regions: U.S., Europe, and Rest of World. The table below presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cardiopulmonary
United States	$46,711	$37,865	$82,825	$75,961
Europe (1)	39,169	33,159	75,452	65,226
Rest of World	64,723	54,796	124,398	101,708
	150,603	125,820	282,675	242,895
Neuromodulation
United States	104,065	91,431	198,554	178,641
Europe (1)	15,125	13,710	28,405	26,166
Rest of World	13,991	12,654	26,945	23,215
	133,181	117,795	253,904	228,022
Advanced Circulatory Support
United States	9,197	8,790	18,861	19,753
Europe (1)	165	503	245	1,106
Rest of World	55	59	153	176
	9,417	9,352	19,259	21,035
Other Revenue (2)
United States	—	—	—	—
Europe (1)	—	—	—	—
Rest of World	681	1,184	1,462	2,374
	681	1,184	1,462	2,374
Totals
United States	159,973	138,086	300,240	274,355
Europe (1)	54,459	47,372	104,102	92,498
Rest of World	79,450	68,693	152,958	127,473
Total (3)	$293,882	$254,151	$557,300	$494,326
(1)Includes countries in Europe where the Company has a direct sales presence. Countries where sales are made through distributors are included in “Rest of World.”
(2)Other revenue primarily includes rental income not allocated to segments.
(3)No single customer represented over 10% of the Company’s consolidated net revenue. No country’s net revenue exceeded 10% of the Company’s consolidated revenue except for the U.S.

The table below presents a reconciliation of segment income to consolidated income before tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cardiopulmonary	$11,381	$3,644	$18,965	$10,539
Neuromodulation	38,148	51,360	65,154	88,838
Advanced Circulatory Support	(4,750)	3,485	(11,199)	(1,953)
Segment income	44,779	58,489	72,920	97,424
Other income/(expense) (1)	(27,403)	(26,733)	(57,886)	(56,163)
Operating income	17,376	31,756	15,034	41,261
Interest expense	(14,809)	(14,388)	(28,246)	(22,228)
Foreign exchange and other income/(expense)	2,713	1,633	28,260	5,537
Income before tax	$5,280	$19,001	$15,048	$24,570
(1)Other income/(expense) primarily includes rental income, SG&A expenses for finance, legal, human resources, information technology and corporate business development, as well as amortization of intangible assets, merger and integration expense and restructuring expense.
Assets by segment are as follows (in thousands):

	June 30, 2023	December 31, 2022
Cardiopulmonary	$909,837	$874,143
Neuromodulation	642,041	646,633
Advanced Circulatory Support	116,229	121,454
Other assets (1)	673,448	652,543
Total	$2,341,555	$2,294,773
(1)Other assets primarily includes corporate assets not allocated to segments.
Capital expenditures by segment are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cardiopulmonary	$2,543	$3,213	$7,341	$5,042
Neuromodulation	133	46	492	130
Advanced Circulatory Support	708	—	845	684
Other capital expenditures (1)	2,671	2,604	5,228	5,587
Total	$6,055	$5,863	$13,906	$11,443
(1)Other capital expenditures primarily includes corporate capital expenditures not allocated to segments.
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2023 were as follows (in thousands):

	Cardiopulmonary	Neuromodulation	Total
December 31, 2022	$370,033	$398,754	$768,787
Foreign currency adjustments	10,425	—	10,425
June 30, 2023	$380,458	$398,754	$779,212

Property, plant and equipment, net by geography are as follows (in thousands):

	June 30, 2023	December 31, 2022
United States	$66,360	$63,458
Europe	79,102	79,654
Rest of World	4,106	4,075
Total	$149,568	$147,187
Note 13. Supplemental Financial Information
Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$86,929	$70,027
Work-in-process	18,521	15,508
Finished goods	50,996	43,844
	$156,446	$129,379
As of June 30, 2023 and December 31, 2022, inventories included adjustments totaling $11.2 million and $8.2 million, respectively, to record balances at lower of cost or net realizable value.
Accrued liabilities and other consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Legal and professional costs	$12,071	$8,653
Contract liabilities	11,042	10,226
Operating lease liabilities	9,851	9,379
Interest payable	7,493	—
Research and development costs	6,043	7,020
Italian medical device payback law	7,401	6,414
Royalty accrual	4,362	3,950
Provisions for agents, returns and other	4,432	1,678
Current derivative liabilities	113	5,886
Restructuring liabilities	904	2,045
Other accrued expenses	18,326	26,230
	$82,038	$81,481
As of June 30, 2023 and December 31, 2022, contract liabilities totaling $15.6 million and $14.1 million, respectively, were included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.
The table below presents the items included within “Foreign exchange and other income/(expense)” on the condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Exchangeable Notes fair value adjustment (1)	$(12,420)	$36,570	$31,970	$47,610
Capped call fair value adjustment (1)	11,020	(35,109)	(12,359)	(45,021)
Foreign exchange rate fluctuations	(1,230)	341	(1,008)	3,132
Interest income	5,528	57	10,064	77
Other	(185)	(226)	(407)	(261)
Foreign exchange and other income/(expense)	$2,713	$1,633	$28,260	$5,537
(1)Refer to “Note 4. Fair Value Measurements”

The table below presents a reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the amounts shown on the condensed consolidated statement of cash flows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$222,935	$214,172
Restricted cash (1)	311,425	301,446
Cash, cash equivalents and restricted cash	$534,360	$515,618
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
Macroeconomic Environment
The current macroeconomic environment, including foreign exchange volatility, supply chain challenges, inflationary pressures, and geopolitical instability, has impacted and may continue to impact LivaNova’s business. LivaNova’s net revenue and profitability have been negatively affected by the unfavorable foreign currency exchange impact of the strengthened USD against a number of currencies. Furthermore, LivaNova continues to experience supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues. Though, to date, the Company’s supply of raw materials and the production and distribution of finished products have not been materially affected, demand and low capacity worldwide have caused longer lead times and put price pressure on key raw materials. Moreover, freight and labor costs at LivaNova’s manufacturing facilities have increased substantially in the wake of inflation globally. The Company continues to respond to such challenges, and while LivaNova has business continuity plans in place, the impact of the ongoing challenges the Company is navigating, along with their potential escalation, may adversely affect its business.
In February 2022, Russia launched an invasion in Ukraine, which caused the Company to assess its ability to sell in the market due to international sanctions, consider the potential impact of raw material sourced from the region, and determine whether LivaNova is able to transact in a compliant fashion. Although business across Russia, Ukraine and Belarus represented 1% of LivaNova’s total net revenue for 2022, the invasion of Ukraine has increased economic uncertainties, and a significant escalation or continuation of the conflict could have a material, global impact on the Company’s operating results.
Business Overview
LivaNova is a global medical technology company built on nearly five decades of experience and a relentless commitment to provide hope for patients and their families through medical technologies, delivering life-changing improvements for both the Head and Heart. The Company is a public limited company organized under the laws of England and Wales and headquartered in London, England.
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
In March 2023, LivaNova announced it received FDA 510(k) clearance for its Essenz HLM. With FDA clearance, LivaNova initiated the commercial launch of Essenz in the U.S. The Company has also recently received approval for the Essenz HLM from Health Canada and the Japanese Pharmaceuticals and Medical Devices Agency. Additionally, in March 2023, LivaNova initiated a broad commercial release in Europe following a successful limited commercial release that supported more than 200 adult, pediatric and neonatal patients in Europe.
Information on Cardiopulmonary that could potentially impact LivaNova’s condensed consolidated financial statements and related disclosures is incorporated by reference to Part I. Note 7. Commitments and Contingencies: Product Liability Litigation.

Neuromodulation
LivaNova’s Neuromodulation segment is engaged in the design, development and marketing of devices that deliver neuromodulation therapy for treating DRE and DTD. Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. It also includes the development and management of clinical testing of LivaNova’s aura6000 System for treating OSA. This device stimulates the hypoglossal nerve, which engages certain tongue muscles to open the airway while a patient sleeps. LivaNova’s Neuromodulation segment also includes costs associated with LivaNova’s former heart failure program, which the Company began to wind down during the first quarter of 2023.
In March 2023, LivaNova randomized the 500th unipolar depression patient into the RECOVER clinical study and subsequently completed all implants in May. Upon receipt of the 12-month follow-up data for all 500 patients, the Company expects to conduct a final analysis for the unipolar cohort, culminating in a publication of the study results for that cohort.
In June 2023, LivaNova randomized the 150th bipolar depression patient into the RECOVER clinical study. The RECOVER clinical study’s protocol allows for a minimum of 150 and a maximum of 500 bipolar depression patients to be randomized into the study. Having randomized the 150th bipolar patient, a series of interim analyses will be conducted by an independent Statistical Analysis Committee to assess if predictive probability of success has been reached for the bipolar cohort of the study. If any analysis reveals that the predictive probability of success has been reached, recruitment into the bipolar arm of the study will cease and we will notify CMS of the initiation of the prospective open-label longitudinal study for future bipolar Medicare patients. After the last patient enrolled into the RECOVER clinical study has completed 12 months of follow-up, a final analysis will be conducted on the complete bipolar dataset.
The RECOVER clinical study, if successful, will be used to support a peer-reviewed article and reconsideration of reimbursement for VNS therapy by CMS for the treatment of DTD. The reconsideration process will happen independently for the unipolar and bipolar cohorts.
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
Critical Accounting Estimates
For a discussion of LivaNova’s critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Form 10-K.
The accompanying unaudited condensed consolidated financial statements of LivaNova and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis.

Results of Operations
The following table summarizes LivaNova’s condensed consolidated results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$293,882	$254,151	$557,300	$494,326
Cost of sales	88,685	69,801	178,020	141,533
Gross profit	205,197	184,350	379,280	352,793
Operating expenses:
Selling, general and administrative	125,872	116,482	250,001	235,007
Research and development	51,124	34,229	101,110	75,147
Other operating expense	10,825	1,883	13,135	1,378
Operating income	17,376	31,756	15,034	41,261
Interest expense	(14,809)	(14,388)	(28,246)	(22,228)
Foreign exchange and other income/(expense)	2,713	1,633	28,260	5,537
Income before tax	5,280	19,001	15,048	24,570
Income tax expense	4,097	2,515	6,468	5,052
Losses from equity method investments	(28)	(42)	(55)	(81)
Net income	$1,155	$16,444	$8,525	$19,437

Net Revenue
The table below presents net revenue by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Cardiopulmonary
United States	$46,711	$37,865	23.4%	$82,825	$75,961	9.0%
Europe (1)	39,169	33,159	18.1%	75,452	65,226	15.7%
Rest of World	64,723	54,796	18.1%	124,398	101,708	22.3%
	150,603	125,820	19.7%	282,675	242,895	16.4%
Neuromodulation
United States	104,065	91,431	13.8%	198,554	178,641	11.1%
Europe (1)	15,125	13,710	10.3%	28,405	26,166	8.6%
Rest of World	13,991	12,654	10.6%	26,945	23,215	16.1%
	133,181	117,795	13.1%	253,904	228,022	11.4%
Advanced Circulatory Support
United States	9,197	8,790	4.6%	18,861	19,753	(4.5)%
Europe (1)	165	503	(67.2)%	245	1,106	(77.8)%
Rest of World	55	59	(6.8)%	153	176	(13.1)%
	9,417	9,352	0.7%	19,259	21,035	(8.4)%
Other Revenue (2)
United States	—	—	—%	—	—	—%
Europe (1)	—	—	—%	—	—	—%
Rest of World	681	1,184	(42.5)%	1,462	2,374	(38.4)%
	681	1,184	(42.5)%	1,462	2,374	(38.4)%
Totals
United States	159,973	138,086	15.9%	300,240	274,355	9.4%
Europe (1)	54,459	47,372	15.0%	104,102	92,498	12.5%
Rest of World	79,450	68,693	15.7%	152,958	127,473	20.0%
Total	$293,882	$254,151	15.6%	$557,300	$494,326	12.7%
(1)Includes countries in Europe where the Company has a direct sales presence. Countries where sales are made through distributors are included in “Rest of World.”
(2)Other revenue primarily includes rental income not allocated to segments.

The table below presents segment income (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Cardiopulmonary	$11,381	$3,644	212.3%	$18,965	$10,539	80.0%
Neuromodulation	38,148	51,360	(25.7)%	65,154	88,838	(26.7)%
Advanced Circulatory Support	(4,750)	3,485	(236.3)%	(11,199)	(1,953)	473.4%
Segment income (1)	$44,779	$58,489	(23.4)%	$72,920	$97,424	(25.2)%
(1)For a reconciliation of segment income to income before tax refer to “Note 12. Geographic and Segment Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Cardiopulmonary
Cardiopulmonary net revenue for the three and six months ended June 30, 2023 increased 19.7% to $150.6 million and 16.4% to $282.7 million, respectively, compared to the three and six months ended June 30, 2022, respectively. These increases were primarily driven by strong oxygenator demand and increased heart-lung machine placements.
Cardiopulmonary segment income for the three and six months ended June 30, 2023 was $11.4 million and $19.0 million, respectively, as compared to $3.6 million and $10.5 million for the three and six months ended June 30, 2022, respectively. These increases in segment income were primarily due to the increase in net revenue, as described above, partially offset by an increase in the litigation provision related to LivaNova’s 3T Heater-Cooler device of $9.8 million and $11.4 million for the three- and six-month comparative periods, respectively, as well as an increase in sales and marketing expense associated with the launch of Essenz.
Neuromodulation
Neuromodulation net revenue for the three and six months ended June 30, 2023 increased 13.1% to $133.2 million and 11.4% to $253.9 million, respectively, compared to the three and six months ended June 30, 2022, respectively. These increases were primarily driven by growth in new and replacement implants across all regions.
Neuromodulation segment income for the three and six months ended June 30, 2023 was $38.1 million and $65.2 million, respectively, as compared to $51.4 million and $88.8 million for the three and six months ended June 30, 2022, respectively. The decreases in segment income were primarily due to the net unfavorable impact of the change in fair value of the sales-based and milestone-based contingent consideration arrangement associated with the acquisition of ImThera of $14.9 million and $22.1 million for the three- and six-month comparative periods, respectively, as well as an increase in R&D expense for the three- and six-month comparative periods totaling $3.8 million and $8.8 million, respectively, associated with the Company’s RECOVER clinical study and OSPREY clinical trial. These increases in expense were partially offset by the increase in net revenue, as described above.
Advanced Circulatory Support
ACS net revenue for the three months ended June 30, 2023 increased 0.7% to $9.4 million, compared to the three months ended June 30, 2022, reflecting growth in cardiac case volumes, partially offset by respiratory case declines and product mix. ACS net revenue for the six months ended June 30, 2023, decreased 8.4% to $19.3 million, compared to the six months ended June 30, 2022. The decrease in net revenue for the six-month period was primarily due to a reduction in patients treated with ECMO as a result of fewer severe COVID-19 cases and product mix, partially offset by growth in non-COVID-19 cases.
ACS segment loss for the three and six months ended June 30, 2023, was $4.8 million and $11.2 million, respectively, as compared to segment income of $3.5 million for the three months ended June 30, 2022 and segment loss of $2.0 million for the six months ended June 30, 2022. These increases in segment loss were primarily due to the net unfavorable impact of the change in fair value of the TandemLife contingent consideration arrangement of $5.7 million and $6.0 million for the three and six months ended June 30, 2022, respectively. The increase in segment loss for the six months ended June 30, 2023, was also impacted by the decrease in net revenue, as described above, partially offset by expenses associated with the acquisition of ALung incurred during the six months ended June 30, 2022.

Cost of Sales and Expenses
The following table presents costs and expenses as a percentage of net revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Cost of sales	30.2%	27.5%	2.7%	31.9%	28.6%	3.3%
Selling, general and administrative	42.8%	45.8%	(3.0)%	44.9%	47.5%	(2.6)%
Research and development	17.4%	13.5%	3.9%	18.1%	15.2%	2.9%
Other operating expense	3.7%	0.7%	3.0%	2.4%	0.3%	2.1%
Cost of Sales
Cost of sales consists primarily of direct labor, allocated manufacturing overhead and raw materials and components.
Cost of sales as a percentage of net revenue was 30.2% and 31.9% for the three and six months ended June 30, 2023, respectively, an increase of 2.7% and 3.3% compared to the three and six months ended June 30, 2022, respectively. These increases were primarily due to the net impact of the change in fair value of sales-based contingent consideration arrangements totaling $14.0 million and $19.0 million for the three- and six-month comparative periods, respectively, as well as increased costs driven by supply chain delays and interruptions, labor shortages, inflationary pressures and logistical issues. The aforementioned increases to cost of sales as a percentage of net revenue were partially offset by favorable realized price from pricing initiatives implemented in the second half of 2022, higher volume which drove better fixed overhead absorption, as well as lower inbound freight costs.
Selling, General and Administrative Expense
SG&A expense is comprised of sales, marketing, and general and administrative activities.
SG&A expense as a percentage of net revenue was 42.8% and 44.9% for the three and six months ended June 30, 2023, respectively, a decrease of 3.0% and 2.6% compared to the three and six months ended June 30, 2022, respectively. The decreases were primarily due to a decrease in stock-based compensation expense due to forfeitures of awards associated with the recent departure of the Company’s former CEO and prior year business development expense related to the acquisition of ALung.
Research and Development Expense
R&D expense consists of product design and development efforts, clinical study programs and regulatory activities, which are essential to LivaNova’s strategic portfolio initiatives, including DTD, OSA and, until recently, heart failure.
R&D expense as a percentage of net revenue was 17.4% and 18.1% for the three and six months ended June 30, 2023, respectively, an increase of 3.9% and 2.9% compared to the three and six months ended June 30, 2022, respectively. These increases were primarily due to the net impact of the change in the fair value of milestone-based contingent consideration arrangements totaling $12.1 million and $15.6 million for the three- and six-month comparative periods, respectively.
Other Operating Expense
Other operating expense primarily consists of the provision for litigation involving LivaNova’s 3T Heater-Cooler device, restructuring expense, and merger and integration expense.
Other operating expense as a percentage of net revenue was 3.7% and 2.4% for the three and six months ended June 30, 2023, respectively, an increase of 3.0% and 2.1% compared to the three and six months ended June 30, 2022, respectively. These increases were primarily due to an increase in the litigation provision related to LivaNova’s 3T Heater-Cooler device of $9.8 million and $11.4 million for the three- and six-month comparative periods, respectively.
For additional information, please refer to “Note 7. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Interest Expense
Interest expense for the three and six months ended June 30, 2023, increased to $14.8 million and $28.2 million, respectively, compared to $14.4 million and $22.2 million for the three and six months ended June 30, 2022, respectively, primarily due to an increase in average borrowings and an increase in interest rates, partially offset by a reduction in amortization of debt issuance costs, as compared to the prior year three- and six-month comparative periods. For further details, refer to “Note 5. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Foreign Exchange and Other Income/(Expense)
Foreign exchange and other income/(expense) consist primarily of gains and losses arising from transactions denominated in a currency different from an entity’s functional currency, FX derivative gains and losses, changes in the fair value of the embedded exchange feature and capped call derivatives and interest income.
Foreign exchange and other income/(expense) was income of $2.7 million and $28.3 million for the three and six months ended June 30, 2023, respectively, compared to income of $1.6 million and $5.5 million for the three and six months ended June 30, 2022, respectively. For further details, refer to “Note 13. Supplemental Financial Information” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Income Taxes
LivaNova PLC is resident in the UK for tax purposes. LivaNova’s subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries, and the income tax rates imposed in the tax jurisdictions in which the Company’s subsidiaries conduct operations vary. LivaNova’s effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, valuation allowances, tax credits and incentives and unrecognized tax benefits associated with uncertain tax positions.
LivaNova’s effective income tax rate for the three and six months ended June 30, 2023 was 77.6% and 43.0%, respectively, compared with 13.2% and 20.6% for the three and six months ended June 30, 2022, respectively. These increases in the effective tax rate for both the three and six months ended June 30, 2023 compared to the prior year periods were primarily attributable to changes in valuation allowances, year-over-year changes in income before tax in countries with varying statutory tax rates and an audit settlement.
On October 8, 2021, members of the OECD / G20 Inclusive Framework on BEPS agreed to a Two-Pillar Solution to address tax challenges of a global economy. The Two-Pillar Solution aims to ensure multinational companies will be subject to a minimum 15% global tax rate (Pillar Two) and will reallocate profits to the market jurisdictions where sales arise (Pillar One). As part of the ongoing release of Pillar Two rules by various jurisdictions, the UK Act was enacted on July 11, 2023, and implements the OECD’s BEPS Pillar Two income inclusion rule including a multinational top-up tax and a domestic top-up tax to the minimum effective tax rate of 15% for accounting periods beginning on or after December 31, 2023. The UK Act also includes a transitional safe harbor election for accounting periods beginning on or before Dec 31, 2026. We are reviewing the draft guidance issued on June 15, 2023, and the UK Act to assess the full implications for 2024 and will continue to monitor related guidance in the UK and other jurisdictions that impact LivaNova’s operations.
Liquidity and Capital Resources
Based on LivaNova’s current business plan, the Company believes that its sources of liquidity, which primarily consist of cash and cash equivalents, future cash generated from operations and available borrowings under its revolving credit facility, will be sufficient to fund its uses of liquidity, primarily consisting of day-to-day operating expenses, working capital, capital expenditures, acquisition earn-outs and debt service requirements over the twelve-month period beginning from the issuance date of these condensed consolidated financial statements. From time to time, LivaNova may access debt and/or equity markets to optimize its capital structure, raise additional capital or increase liquidity as necessary. LivaNova’s liquidity could be adversely impacted by the factors affecting future operating results, including those referred to in “Part I, Item 1A. Risk Factors” in the 2022 Form 10-K as well as “Note 7. Commitments and Contingencies” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

LivaNova’s operating and working capital obligations primarily consist of liabilities arising from the normal course of business, including inventory supply contracts, the future settlement of derivative instruments and future payments of operating leases, as well as contingent consideration arrangements resulting from acquisitions and obligations associated with legal and other accruals.
The following table presents selected financial information related to LivaNova’s liquidity as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Available Short-term Liquidity
Cash and cash equivalents	$222,935	$214,172
Availability under the 2021 First Lien Credit Agreement	125,000	125,000
Availability under the Delayed Draw Term Facility (1)	—	50,000
	$347,935	$389,172

Working Capital
Current assets	$941,835	$886,136
Current liabilities	288,164	297,398
	$653,671	$588,738

Debt Obligations
Current portion of long-term debt	$18,444	$20,892
Short-term unsecured borrowing arrangements	630	2,542
Current debt obligations	19,074	23,434
Long-term debt obligations	567,951	518,067
Total debt obligations	$587,025	$541,501
(1)On April 6, 2023, LivaNova drew the full $50 million under the Delayed Draw Term Facility to be used for general corporate purposes.
Refer to “Note 5. Financing Arrangements” in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
Cash Flows
Net cash and cash equivalents provided by (used in) operating, investing and financing activities and the net increase in the balance of cash, cash equivalents and restricted cash were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating activities	$2,820	$15,580
Investing activities	(18,139)	(21,630)
Financing activities	30,779	208,557
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,282	(3,730)
Net increase in cash, cash equivalents and restricted cash	$18,742	$198,777
Operating Activities
Cash provided by operating activities during the six months ended June 30, 2023 decreased by $12.8 million as compared to the same prior year period. The decrease was primarily due to an increase in 3T Heater-Cooler litigation settlement payments of $16.6 million.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2023 decreased $3.5 million as compared to the same prior year period primarily due to $8.9 million paid during the six months ended June 30, 2022 associated with the acquisition of ALung, partially offset by an increase in purchases of equity investments of $4.6 million.

Financing Activities
Cash provided by financing activities during the six months ended June 30, 2023 decreased $177.8 million as compared to the same prior year period primarily due to a reduction in proceeds from net borrowings of $178.6 million.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
LivaNova maintains a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that is designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including LivaNova’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. LivaNova’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, LivaNova’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in LivaNova’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, LivaNova’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of LivaNova’s material pending legal and regulatory proceedings and settlements, refer to “Note 7. Commitments and Contingencies” in the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in LivaNova’s risk factors from those disclosed in Part I, Item 1A of the Company’s 2022 Annual Report on Form 10-K and Part II, Item 1A of the Company’s 10-Q for the quarter ending March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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
LivaNova’s net revenue and net profits attributable to the above-mentioned Iranian activities were $0.6 million and $0.3 million, respectively, for the three months ended June 30, 2023 and $2.8 million and $1.1 million, respectively, for the six months ended June 30, 2023.
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

Exhibit Number	Document Description
10.1*†	Damien McDonald Settlement Agreement, dated April 14, 2023
10.2*†	William Kozy Offer Letter, dated April 19, 2023
10.3†	Amended and Restated LivaNova PLC 2022 Incentive Award Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 16, 2023
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: July 26, 2023	By:	/s/ WILLIAM A. KOZY
William A. Kozy
Interim Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

LIVANOVA PLC

Date: July 26, 2023	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)