Form 10-Q
period 2024-06-30
LivaNova PLC
filed 2024-08-01
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at July 26, 2024
Ordinary Shares - £1.00 par value per share	54,297,960

LIVANOVA PLC

DEFINITIONS
In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the following terms and abbreviations have the meanings listed below. “LivaNova” and the “Company” refer to LivaNova PLC and its consolidated subsidiaries.

Abbreviation	Definition
2015 Plan	LivaNova PLC 2015 Incentive Award Plan
2015 Plan Amendment	Amendment No. 2 to the LivaNova PLC 2015 Incentive Award Plan
2021 First Lien Credit Agreement	First Lien Credit Agreement between LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, entered into on August 13, 2021
2023 Form 10-K	LivaNova PLC’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024
2024 Restructuring Plan	A plan, initiated during the first quarter of 2024, to enhance LivaNova’s focus on its core Cardiopulmonary and Neuromodulation segments
2025 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2025 Notes	$287.5 million aggregate principal amount 3.00% unsecured cash exchangeable senior notes due 2025 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova USA on June 17, 2020
2025 Notes Repurchase Transaction	Repurchase of $230.0 million aggregate principal amount of the 2025 Notes in privately-negotiated transactions from proceeds from the issuance of the 2029 Notes
2029 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2029 Notes	$345.0 million aggregate principal amount 2.50% unsecured convertible senior notes due 2029 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova PLC on March 8, 2024
A&R 2022 Plan	Amended and Restated LivaNova PLC 2022 Incentive Award Plan
A&R 2022 Plan Amendment	Amendment No. 1 to the Amended and Restated LivaNova PLC 2022 Incentive Award Plan
ACS	Advanced Circulatory Support
ALung	ALung Technologies, Inc.
AOCI	Accumulated other comprehensive income (loss)
Barclays	Barclays Bank Ireland PLC
Capped Call Transactions	The 2025 Capped Calls and the 2029 Capped Calls
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CMS	The U.S. Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
Convertible Notes Measurement Period	Any specified ten consecutive trading day measurement period
Court of Appeal	Court of Appeal in Milan
Delayed Draw Term Facility	$50.0 million delayed draw term facility under the 2021 First Lien Credit Agreement resulting from the Incremental Facility Amendment No. 2
DRE	Drug-resistant epilepsy
DTD	Difficult-to-treat depression
ECJ	European Court of Justice
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FX	Foreign currency exchange rate
HLM	Heart-lung machine
ImThera	ImThera Medical, Inc., acquired by LivaNova in 2018, a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea
Incremental Facility Amendment No. 2	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated July 6, 2022

Abbreviation	Definition
Incremental Facility Amendment No. 3	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated March 8, 2024
Initial Term Facility	$300.0 million term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
ISIN	National Inspectorate for Nuclear Safety and Radiation Protection, a sub-body of the Italian Ministry of Economic Development
LivaNova PLC	A public limited company organized under the laws of England and Wales on February 20, 2015
LivaNova USA	LivaNova USA, Inc.
LSM	LivaNova Site Management S.r.l.
MDL	Federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania
Nasdaq	Nasdaq Global Select Market
OCI	Other comprehensive income (loss)
Option Counterparties	Certain financial institutions with whom LivaNova USA or LivaNova PLC, as applicable, has entered into the 2025 Capped Calls and 2029 Capped Calls
OSA	Obstructive sleep apnea
OSPREY clinical trial	LivaNova’s clinical trial, “Treating Obstructive Sleep Apnea using Targeted Hypoglossal Neurostimulation”
Pillar Two	Organisation for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (Pillar Two)
Public Administrations	The Italian Ministry of the Environment and other Italian government agencies
R&D	Research and Development
Report	This Quarterly Report on Form 10-Q
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SNIA	SNIA S.p.A.
SNIA Litigation Guarantee	A first demand bank guarantee of €270.0 million in connection with the SNIA environmental litigation
Sorin	Sorin S.p.A.
Term Facilities	The Initial Term Facility, together with the Delayed Draw Term Facility
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
UK	United Kingdom
UK Act	Finance (No. 2) Act 2023
USD	U.S. dollar
VNS Therapy	LivaNova Vagus Nerve Stimulation Therapy

INTELLECTUAL PROPERTY, TRADEMARKS, AND TRADE NAMES
This report may contain references to LivaNova’s proprietary intellectual property, including among others:
•Trademarks for LivaNova’s Neuromodulation systems, the VNS Therapy™ System, and LivaNova’s proprietary pulse generator products: Model 102 (Pulse™), Model 102R (Pulse Duo™), Model 103 (Demipulse™), Model 104 (Demipulse Duo™), Model 106 (AspireSR™), Model 1000 (SenTiva™), Model 1000-D (SenTiva™ Duo), and Model 8103 (Symmetry™).
•Trademarks for LivaNova’s Cardiopulmonary products and systems: Essenz™, S5™, S5 Pro™, B-Capta™, Inspire™, Heartlink™, XTRA™, 3T Heater-Cooler™, Connect™, and Revolution™.
•Trademarks for LivaNova’s advanced circulatory support systems: TandemLife™, TandemHeart™, TandemLung™, ProtekDuo™, LifeSPARC™, ALung™, Hemolung™, Respiratory Dialysis™, and ActivMix™.
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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Report, other than statements of historical or current fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events, and involve known and unknown risks that are difficult to predict. As a result, the Company’s actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. Generally, you can identify forward-looking statements by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties, and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report, and include, but are not limited to, the following risks and uncertainties: volatility in the global market and worldwide economic conditions, including as caused by the invasion of Ukraine, the evolving instability in the Middle East, inflation, changing interest rates, foreign exchange fluctuations, changes to existing trade agreements and relationships between the U.S. and other countries, including the implementation of sanctions; cyber-attacks or other disruptions to the Company’s information technology systems or those of third parties with which the Company interacts; costs of complying with privacy and security of personal information requirements and laws; risks relating to supply chain pressures; changes in technology, including the development of superior or alternative technology or devices by competitors and/or competition from providers of alternative medical therapies; failure to obtain approvals or reimbursement in relation to the Company’s products; failure to establish, expand or maintain market acceptance of the Company’s products for the treatment of the Company’s approved indications; failure to develop and commercialize new products and the rate and degree of market acceptance of such products; unfavorable results from clinical studies or failure to meet milestones; failure to comply with, or changes in, laws, regulations or administrative practices affecting government regulation of the Company’s products; risks relating to recalls, enforcement actions or product liability claims; changes or reduction in reimbursement for the Company’s products or failure to comply with rules relating to reimbursement of healthcare goods and services; failure to comply with anti-bribery laws; losses or costs from pending or future lawsuits and governmental investigations, including in the case of the Company’s 3T Heater-Cooler and SNIA environmental litigations; risks associated with environmental laws and regulations as well as environmental liabilities, violations, protest voting, and litigation; product liability, intellectual property, shareholder-related, environmental-related, income tax and other litigation, disputes, losses and costs; failure to retain key personnel, prevent labor shortages, or manage labor costs; the failure of the Company’s R&D efforts to keep up with the rapid pace of technological development in the medical device industry; the risks relating to the impact of climate change and the risk of ESG pressures from internal and external stakeholders; the risk of quality concerns and the impacts thereof; failure to protect the Company’s proprietary intellectual property; failure of new acquisitions to further the Company’s strategic objectives or strengthen the Company’s existing businesses; the potential for impairments of intangible assets, goodwill, and other long-lived assets; risks relating to the Company’s indebtedness; effectiveness of the Company’s internal controls over financial reporting; changes in the Company’s profitability and/or failure to manage costs and expenses; fluctuations in future quarterly operating results and/or variations in revenue and operating expenses relative to estimates; changes in tax laws and regulations, including exposure to additional income tax liabilities; and other unknown or unpredictable factors that could harm the Company’s financial performance.
Other factors that could cause LivaNova’s actual results to differ from projected results are described in: (1) “Part II, Item 1A. Risk Factors” and elsewhere in this and the Company’s other Quarterly Reports on Form 10-Q, (2) the Company’s 2023 Form 10-K, (3) the Company’s reports and registration statements filed and furnished from time to time with the SEC, and (4) other announcements LivaNova makes from time to time.
Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise. You should read the following discussion and analysis in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. Operating results for the six months ended June 30, 2024 are not necessarily indicative of future results, including the full fiscal year. You should also refer to the Company’s “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in LivaNova’s 2023 Form 10-K and in the Company’s Quarterly Reports on Form 10-Q.
FINANCIAL INFORMATION AND CURRENCY OF FINANCIAL STATEMENTS
All of the financial information included in this Report has been prepared in accordance with U.S. GAAP. The reporting currency of the Company’s condensed consolidated financial statements is USD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$318,575	$293,882	$613,487	$557,300
Cost of sales	99,710	88,685	187,232	178,020
Gross profit	218,865	205,197	426,255	379,280
Operating expenses:
Selling, general, and administrative	129,118	125,872	258,981	250,001
Research and development	44,737	51,124	90,401	101,110
Other operating expenses	4,844	10,825	20,461	13,135
Operating income	40,166	17,376	56,412	15,034
Interest expense	(15,532)	(14,809)	(31,425)	(28,246)
Loss on debt extinguishment	—	—	(25,482)	—
Foreign exchange and other income/(expense)	(3,045)	2,713	(12,116)	28,260
Income (loss) before tax	21,589	5,280	(12,611)	15,048
Income tax expense	5,227	4,097	12,944	6,468
Loss from equity method investments	(29)	(28)	(55)	(55)
Net income (loss)	$16,333	$1,155	$(25,610)	$8,525

Basic income (loss) per share	$0.30	$0.02	$(0.47)	$0.16
Diluted income (loss) per share	$0.30	$0.02	$(0.47)	$0.16

Shares used in computing basic income (loss) per share	54,238	53,803	54,202	53,713
Shares used in computing diluted income (loss) per share	54,591	53,977	54,202	53,942

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$16,333	$1,155	$(25,610)	$8,525
Other comprehensive (loss) income:
Unrealized loss on cash flow hedges	—	—	—	(966)
Tax effect	—	—	—	—
Net of tax	—	—	—	(966)
Foreign currency translation adjustment	(7,613)	5,453	(24,936)	13,506
Other comprehensive (loss) income, net of tax	(7,613)	5,453	(24,936)	12,540
Comprehensive income (loss)	$8,720	$6,608	$(50,546)	$21,065

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$329,237	$266,504
Restricted cash	303,884	311,368
Accounts receivable, net of allowance of $10,903 at June 30, 2024 and $12,019 at December 31, 2023	200,889	215,072
Inventories	154,722	147,887
Prepaid and refundable taxes	21,931	20,145
Prepaid expenses and other current assets	36,026	27,182
Total Current Assets	1,046,689	988,158
Property, plant, and equipment, net	158,055	154,181
Goodwill	766,368	782,941
Intangible assets, net	248,195	261,178
Operating lease assets	49,737	50,845
Investments	17,217	22,843
Deferred tax assets	113,011	118,858
Long-term derivative assets	39,553	38,496
Other assets	14,363	12,063
Total Assets	$2,453,188	$2,429,563
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$19,742	$18,111
Accounts payable	81,323	80,845
Accrued liabilities and other	97,971	107,301
Current litigation provision liability	15,968	10,756
Taxes payable	23,317	23,340
Accrued employee compensation and related benefits	64,665	94,630
Total Current Liabilities	302,986	334,983
Long-term debt obligations	605,432	568,543
Contingent consideration	81,174	80,902
Deferred tax liabilities	10,842	11,567
Long-term operating lease liabilities	43,512	45,388
Long-term employee compensation and related benefits	16,392	17,254
Long-term derivative liabilities	105,409	45,569
Other long-term liabilities	44,899	47,729
Total Liabilities	1,210,646	1,151,935
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 54,403,904 shares issued and 54,296,008 shares outstanding at June 30, 2024; 53,942,151 shares issued and 53,918,222 shares outstanding at December 31, 2023	83,070	82,533
Additional paid-in capital	2,204,580	2,189,517
Accumulated other comprehensive loss	(52,819)	(27,883)
Accumulated deficit	(992,094)	(966,484)
Treasury stock at cost, 107,896 ordinary shares at June 30, 2024; 23,929 ordinary shares at December 31, 2023	(195)	(55)
Total Stockholders’ Equity	1,242,542	1,277,628
Total Liabilities and Stockholders’ Equity	$2,453,188	$2,429,563
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net (loss) income	$(25,610)	$8,525
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on debt extinguishment	25,482	—
Stock-based compensation	18,425	16,290
Remeasurement of derivative instruments	12,465	(25,332)
Depreciation	12,441	12,040
Amortization of debt issuance costs	10,195	9,535
Amortization of intangible assets	8,615	12,747
Impairment of investment in ShiraTronics, Inc.	5,750	—
Deferred income tax expense	5,556	85
Amortization of operating lease assets	4,377	5,107
Remeasurement of contingent consideration to fair value	272	7,334
Other	704	113
Changes in operating assets and liabilities:
Accounts receivable, net	8,398	(707)
Inventories	(10,938)	(25,439)
Other current and non-current assets	(3,366)	(8,321)
Accounts payable and accrued current and non-current liabilities	(25,380)	(4,638)
Taxes payable	820	2,738
Litigation provision liability	5,131	(7,257)
Net cash provided by operating activities	53,337	2,820
Investing Activities:
Purchases of property, plant, and equipment	(18,554)	(13,344)
Purchase of investments	(374)	(5,409)
Other	(4)	614
Net cash used in investing activities	(18,932)	(18,139)
Financing Activities:
Proceeds from long-term debt obligations	335,513	50,000
Repayment of long-term debt obligations	(238,750)	(11,808)
Payment of debt extinguishment costs	(38,953)	—
Purchase of capped calls	(31,637)	—
Proceeds from unwind of capped calls	22,523	—
Payment of contingent consideration	(13,750)	—
Shares repurchased from employees for minimum tax withholding	(8,125)	(5,841)
Proceeds from exercise of stock options	3,682	17
Payment of debt issuance costs	(5,698)	—
Repayments of short-term borrowings (maturities greater than 90 days)	—	(1,974)
Other	472	385
Net cash provided by financing activities	25,277	30,779
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,433)	3,282
Net increase in cash, cash equivalents, and restricted cash	55,249	18,742
Cash, cash equivalents, and restricted cash at beginning of period	577,872	515,618
Cash, cash equivalents, and restricted cash at end of period	$633,121	$534,360
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of LivaNova and the notes thereto as of and for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2023 has been derived from audited consolidated financial statements contained in LivaNova’s 2023 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries for the three and six months ended June 30, 2024 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying LivaNova’s 2023 Form 10-K.
Cybersecurity Incident
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s information technology systems. Promptly after detecting the issue, LivaNova began an investigation with assistance from external cybersecurity experts and coordinated with law enforcement. The Company implemented remediation measures to mitigate the impact of the incident. The Company continues to assess the nature and scope of the affected data and analyze its legal notification obligations, and the Company is notifying affected individuals and regulators as required by applicable law. The Company believes the incident is contained and mitigation efforts are complete.
Through June 30, 2024, LivaNova incurred direct costs totaling $8.3 million in connection with this cybersecurity incident, including $2.9 million and $5.7 million during the three and six months ended June 30, 2024, respectively. These costs primarily include external cybersecurity experts, legal counsel, and system restoration costs, and do not include business interruption losses or potential losses associated with class action-related litigations, as discussed in “Note 6. Commitments and Contingencies.” The Company expects to incur additional costs related to this incident in the future. LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that may limit the amount that the insurers may pay the Company. During the second quarter of 2024, LivaNova filed a claim for insurance reimbursement of covered costs and business interruption losses related to this incident for which it has yet to receive reimbursement or recognize the amount filed as a receivable. The Company’s insurance coverage may be insufficient or unavailable to cover any or all costs and expenses related to this cybersecurity incident.
Significant Accounting Policies
LivaNova’s significant accounting policies are included within “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” and “Note 3. Revenue Recognition” of LivaNova’s 2023 Form 10-K.
Note 2. Restructuring
From time to time, LivaNova initiates restructuring plans to leverage economies of scale, streamline distribution and logistics, and strengthen operational and administrative effectiveness in order to reduce overall costs.
On January 5, 2024, the Board of Directors of LivaNova approved the 2024 Restructuring Plan to enhance the Company’s focus on its core Cardiopulmonary and Neuromodulation segments. The main component of the 2024 Restructuring Plan is to wind down the ACS segment, which the Company anticipates will be substantially complete by the end of 2024. In connection with the 2024 Restructuring Plan, LivaNova expects to incur pre-tax restructuring charges in the range of $15.0 million to $20.0 million. The anticipated charges are comprised of $10.0 million to $12.0 million in severance expenses and retention bonuses and $5.0 million to $8.0 million in other expenses, including lease termination, facilities remediation, and asset disposal expenses. Retention bonuses will be earned over the period of service, which is expected to be over the full year of 2024. All future cash payments related to these restructuring charges are expected to be substantially paid out during 2024. These estimates are subject to change. LivaNova recognized restructuring expense under the 2024 Restructuring Plan of $2.1 million and $11.4 million in other operating expenses on its condensed consolidated statements of income (loss) for the three and six months ended June 30, 2024, respectively.

The following table presents a reconciliation of the beginning and ending balance of the accruals and other reserves recorded in connection with LivaNova’s restructuring plans included in accounts payable and accrued liabilities and other on the condensed consolidated balance sheets (in thousands):

	Employee Severance and Other Termination Costs	Other	Total
Balance at December 31, 2023 (1)	$911	$—	$911
Charges	9,084	2,280	11,364
Cash payments	(6,627)	(1,780)	(8,407)
Balance at June 30, 2024	$3,368	$500	$3,868
(1)Represents restructuring plans initiated prior to 2024.
The following table presents restructuring expense by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Neuromodulation	$—	$144	$—	$560
Other (1)	2,139	62	11,364	371
	$2,139	$206	$11,364	$931
(1)Other primarily includes restructuring expense not allocated to segments.
Note 3. Fair Value Measurements
LivaNova reviews its fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities in the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2024 and 2023.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the level in the fair value hierarchy at which the Company’s assets and liabilities are measured on a recurring basis (in thousands):

	Balance Sheet Location	June 30, 2024	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets:
Derivative assets - freestanding instruments (FX)	Prepaid expenses and other current assets	$914	$—	$914	$—
Derivative assets - capped call derivatives (2025 Notes)	Long-term derivative assets	7,439	—	—	7,439
Derivative assets - capped call derivatives (2029 Notes)	Long-term derivative assets	32,114	—	—	32,114
Convertible notes receivable	Other assets	275	—	—	275
		$40,742	$—	$914	$39,828
Liabilities:
Derivative liabilities - freestanding instruments (FX)	Accrued liabilities and other	$39	$—	$39	$—
Derivative liabilities - embedded derivative (2025 Notes)	Long-term derivative liabilities	10,017	—	—	10,017
Derivative liabilities - embedded derivative (2029 Notes)	Long-term derivative liabilities	95,392	—	—	95,392
Contingent consideration arrangement	Contingent consideration	81,174	—	—	81,174
		$186,622	$—	$39	$186,583

	Balance Sheet Location	December 31, 2023	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets:
Derivative assets - capped call derivatives (2025 Notes)	Long-term derivative assets	$38,496	$—	$—	$38,496
Convertible notes receivable	Other assets	275	—	—	275
		$38,771	$—	$—	$38,771
Liabilities:
Derivative liabilities - freestanding instruments (FX)	Accrued liabilities and other	$3,883	$—	$3,883	$—
Derivative liabilities - embedded derivative (2025 Notes)	Long-term derivative liabilities	45,569	—	—	45,569
Contingent consideration arrangement	Contingent consideration	80,902	—	—	80,902
Contingent consideration arrangement	Accrued liabilities and other	13,750	—	—	13,750
		$144,104	$—	$3,883	$140,221
Reconciliation of Level 3 Assets and Liabilities
The following tables present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30, 2024
	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	Contingent Consideration Liability Arrangement
March 31, 2024	$8,010	$33,607	$269	$10,632	$94,288	$80,769
Changes in fair value	(571)	(1,493)	6	(615)	1,104	405
June 30, 2024	$7,439	$32,114	$275	$10,017	$95,392	$81,174

	Three Months Ended June 30, 2023
	Capped Call Derivative Assets (2025 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Contingent Consideration Liability Arrangements
March 31, 2023	$31,014	$275	$41,285	$90,119
Changes in fair value	11,020	—	12,420	2,507
June 30, 2023	$42,034	$275	$53,705	$92,626

	Six Months Ended June 30, 2024
	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	Contingent Consideration Liability Arrangements
December 31, 2023	$38,496	$—	$275	$45,569	$—	$94,652
Additions	—	31,637	—	—	87,457	—
Cash receipt	(22,524)	—	—	—	—	—
Payment	—	—	—	(36,915)	—	(13,750)
Changes in fair value	(8,533)	477	—	1,363	7,935	272
June 30, 2024	$7,439	$32,114	$275	$10,017	$95,392	$81,174

	Six Months Ended June 30, 2023
	Capped Call Derivative Assets (2025 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Contingent Consideration Liability Arrangements
December 31, 2022	$54,393	$285	$85,675	$85,292
Changes in fair value	(12,359)	(10)	(31,970)	7,334
June 30, 2023	$42,034	$275	$53,705	$92,626
Embedded and Capped Call Derivatives
In June 2020, the Company issued $287.5 million in notes due in 2025 and entered into related capped call transactions. In March 2024, the Company issued $345.0 million in notes due in 2029 and entered into related capped call transactions. The 2025 Notes include an embedded derivative that is bifurcated from the 2025 Notes, and the 2029 Notes include an embedded derivative that is bifurcated from the 2029 Notes (collectively the “embedded derivatives”). In connection with the issuance of the 2029 Notes, the Company repurchased an aggregate principal amount of $230.0 million of the 2025 Notes and unwound a corresponding portion of the 2025 Capped Calls. For additional information, refer to “Note 4. Financing Arrangements.” The embedded derivatives are measured at fair value using a binomial lattice model and estimated discounted cash flows that utilize observable and unobservable market data. The Capped Call Transactions are measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable.
The embedded derivatives and Capped Call Transactions are classified as Level 3 because the Company uses historical volatility and implied volatility from actual options traded to determine expected stock price volatility, an unobservable input that is significant to the valuation. In general, an increase in LivaNova’s stock price or stock price volatility would increase the fair value of the embedded derivatives and Capped Call Transactions which would result in an increase in net expense. As the remaining time to the expiration of the derivatives decreases, the fair value of the derivatives decreases. The future impact of the derivatives on net income depends on how significant inputs such as stock price, stock price volatility, and time to the expiration of the derivatives change in relation to other inputs. Changes in the fair value of the embedded derivatives and capped call derivatives are recognized in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss).
The following table presents the stock price volatility utilized in determining the fair value of LivaNova’s capped call derivative assets and embedded derivative liabilities:

June 30, 2024	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)
Stock price volatility	41%	39%	41%	39%
Contingent Consideration Arrangements
The following table presents the fair value of LivaNova’s Level 3 contingent consideration arrangements by acquisition (in thousands):

	June 30, 2024	December 31, 2023
ImThera	$81,174	$80,902
ALung	—	13,750
	$81,174	$94,652

The ImThera business combination involved contingent consideration arrangements comprised of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnouts are valued using projected sales from LivaNova’s internal strategic plan. These arrangements are Level 3 fair value measurements and included the following significant unobservable inputs as of June 30, 2024:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	9.0%
		Probability of payment	85%
		Projected payment year	2026

Sales-based earnout	Monte-Carlo simulation	Risk-adjusted discount rate	14.2% - 14.6%
		Credit risk discount rate	9.0% - 9.4%
		Revenue volatility	25.1%
		Probability of payment	85%
		Projected years of earnout	2026 - 2029
Note 4. Financing Arrangements
The following table presents a summary of LivaNova’s long-term debt obligations (in thousands, except interest rates):

	June 30, 2024	December 31, 2023	Maturity	Interest Rate
Term Facilities	$320,684	$328,459	July 2027	8.65%
2029 Notes	249,838	—	March 2029	2.50%
2025 Notes	52,052	255,500	December 2025	3.00%
Bank of America, U.S.	1,500	1,500	January 2025	8.19%
Other	463	568
Total long-term facilities	624,537	586,027
Less: Current portion of long-term debt	19,105	17,484
Total long-term debt obligations	$605,432	$568,543
Revolving Credit and Term Facilities
The outstanding principal amount of LivaNova’s short-term unsecured revolving credit agreements and other agreements with various banks was $0.6 million at each of June 30, 2024 and December 31, 2023 with an average interest rate of 4.94% and loan terms ranging from overnight to 364 days as of June 30, 2024.
On March 8, 2024, LivaNova and LivaNova USA entered into Incremental Facility Amendment No. 3, which provides for LivaNova USA to obtain revolving commitments in an aggregate principal amount of $225.0 million. The $225.0 million revolving facility is subject to the terms and conditions of the 2021 First Lien Credit Agreement, as amended thereof, and replaced the previously existing $125.0 million revolving facility under the 2021 First Lien Credit Agreement. The $225.0 million revolving facility is available for working capital and other general corporate purposes and, if drawn, can be repaid at any time without premium or penalty. The $225.0 million revolving facility matures on March 8, 2029. There were no outstanding borrowings under the revolving facilities under the 2021 First Lien Credit Agreement as of June 30, 2024 and December 31, 2023.
The 2021 First Lien Credit Agreement, as amended, also requires the payment of certain commitment fees on the unused portion of the commitments, at a variable percentage based on LivaNova’s Total Net Leverage Ratio. As of June 30, 2024 and December 31, 2023, the applicable commitment fee percentage was 0.5% per annum.
The 2021 First Lien Credit Agreement, as amended, contains customary representations, warranties, and covenants, including the requirement to maintain a Senior Secured First Lien Net Leverage Ratio of not more than 3.50 to 1.00, calculated as the ratio of Consolidated Senior Secured First Lien Net Indebtedness to Consolidated EBITDA, as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date and an Interest Coverage Ratio of not less than 2.00 to 1.00, calculated as the ratio of Consolidated EBITDA to Consolidated Interest Expense, both as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date. As of June 30, 2024, the Company was in compliance with the financial covenants contained in the 2021 First Lien Credit Agreement.

Debt discount and issuance costs related to the Initial Term Facility were $9.6 million. Amortization of debt discount and issuance costs for the Initial Term Facility was $0.5 million and $1.0 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively. Amortization of debt discount and issuance costs is included in interest expense on the condensed consolidated statements of income (loss). The unamortized discount and issuance costs related to the Initial Term Facility as of June 30, 2024 and December 31, 2023 were $5.9 million and $6.8 million, respectively. Issuance costs related to the Delayed Draw Term Facility were $1.6 million and were fully amortized as of December 31, 2023. Amortization of issuance costs for the Delayed Draw Term Facility was zero and $0.5 million for the three and six months ended June 30, 2023, respectively.
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
The 2025 Notes Repurchase Transaction was treated as a debt extinguishment. The carrying value of the related 2025 Notes, which included the unamortized debt issuance cost and discounts and the fair value of the embedded derivative, was derecognized, and the 2029 Notes issued were recognized at fair value. The difference between the consideration used to extinguish the 2025 Notes, the carrying value of the 2025 Notes (including unamortized debt discount and issuance cost) and the fair value of the embedded derivative was recognized as an extinguishment loss of $25.5 million recorded through loss on debt extinguishment on LivaNova’s condensed consolidated statements of income (loss). Any third-party costs incurred directly related to the 2025 Notes Repurchase Transaction were deferred and capitalized as additional debt issuance cost to be amortized on the 2029 Notes.
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
2029 Notes
The sale of the 2029 Notes resulted in $332.1 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on March 15 and September 15. The effective interest rate of the 2029 Notes at June 30, 2024 was 9.79%. The 2029 Notes mature on March 15, 2029, unless earlier repurchased, redeemed or converted.
Debt discount and issuance costs related to the 2029 Notes were $99.6 million, including $87.5 million of discount related to the embedded derivative (discussed below), and $12.1 million of new debt issuance costs related to the 2029 Notes. Amortization of debt discount and issuance cost for the 2029 Notes was $3.9 million and $4.8 million for the three and six months ended June 30, 2024, respectively, and is included in interest expense on the condensed consolidated statements of income (loss). The unamortized debt issuance cost and discount related to the 2029 Notes as of June 30, 2024 was $95.2 million.
Commencing after the calendar quarter ending on June 30, 2024, and prior to the close of business on the business day immediately preceding December 15, 2028, the 2029 Notes will be convertible only under the following circumstances:
•During any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of ordinary shares of the Company for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130%, or $90.22 per share, of the conversion price on each applicable trading day;
•At any time during the five business day period immediately after any ten consecutive trading day period, if the trading price per $1,000 principal amount of the 2029 Notes for each trading day of the Convertible Notes Measurement Period was less than 98% of the product of the last reported sale price of the ordinary shares on each such trading day and the conversion rate on each such trading day;
•If the Company calls any or all of the 2029 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding December 15, 2028; or
•Upon the occurrence of specified corporate events (as set forth in the indenture governing the 2029 Notes).

Upon any conversion of the 2029 Notes, LivaNova will be required to pay cash up to the aggregate principal amount of the 2029 Notes to be converted and may elect to settle the conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted in cash, shares, or a combination of the two.
On or after December 15, 2028, holders of the 2029 Notes may convert their 2029 Notes at their option at any time until the close of business on the second Scheduled Trading Day (as defined in the indenture governing the 2029 Notes) immediately preceding the maturity date.
There have been no changes to the initial conversion price of the 2029 Notes since issuance. During the three months ended June 30, 2024, the conditions for conversion were not met. Therefore, the 2029 Notes are not convertible during the three months ending September 30, 2024.
The Company may redeem the 2029 Notes in whole or in part at its option on or after March 22, 2027 for cash if the last reported sale price per ordinary share has been at least 130%, or $90.22 per share, of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. Additionally, the Company may redeem the 2029 Notes at its option, in whole but not in part, in connection with certain tax-related events.
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
2029 Notes Embedded Derivative
The embedded derivative of the 2029 Notes requires bifurcation from the 2029 Notes and is accounted for as a derivative liability. The fair value of the 2029 Notes embedded derivative at the time of issuance was $87.5 million and was recorded as a debt discount. The debt discount is amortized as interest expense using the effective interest method over the term of the 2029 Notes, together with other debt issuance cost and discounts. The 2029 Notes embedded derivative liability is carried on the condensed consolidated balance sheets at its estimated fair value and is adjusted at the end of each reporting period, with the unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). The fair value of the 2029 Notes embedded derivative liability was $95.4 million as of June 30, 2024.
2029 Capped Calls
In connection with pricing the 2029 Notes, the Company entered into privately-negotiated capped call transactions with certain financial institutions. The 2029 Capped Calls have an initial strike price of $69.40, subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Notes. The 2029 Capped Calls are subject to anti-dilution adjustments substantially similar to the 2029 Notes and cover the number of LivaNova’s ordinary shares underlying the 2029 Notes. The 2029 Capped Calls are generally expected to offset cash payments or the cash equivalent value of ordinary shares upon conversion if the market value per ordinary share is greater than the strike price, with such offset being subject to an initial cap price of $94.28 per share. If the Company’s share price exceeds the cap price at the time of valuation in respect of a conversion, the proceeds under the 2029 Capped Calls would not fully offset the excess principal amount due to the holders of the 2029 Notes. The 2029 Capped Calls expire on March 15, 2029 and must be settled in cash. If the 2029 Capped Calls are early terminated, settlement occurs at their termination value, which is equal to their fair value at the time of the early termination. The 2029 Capped Calls are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). The fair value of the 2029 Capped Calls was $32.1 million as of June 30, 2024. The 2029 Capped Calls were classified as long-term assets as of June 30, 2024.
2025 Notes
On June 17, 2020, LivaNova USA issued $287.5 million aggregate principal amount of 3.00% notes due 2025 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2025 Notes are senior unsecured obligations of the Company. The sale of the 2025 Notes resulted in $278.0 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on June 15 and December 15 of each year. On March 8, 2024, in connection with the issuance of the 2029 Notes, the Company used part of the net proceeds to repurchase $230.0 million aggregate principal amount of the 2025 Notes in privately-negotiated transactions. For additional information, refer to “2029 Notes Issuance and 2025 Notes Repurchase Transactions” above. The effective interest rate of the 2025 Notes at June 30, 2024 was 9.16%. The 2025 Notes mature on December 15, 2025 unless earlier exchanged, repurchased, or redeemed.
Debt discount and issuance costs related to the 2025 Notes were $82.0 million and included $75.0 million of discount attributable to the embedded derivative, discussed below, and $7.0 million of allocated issuance costs to the 2025 Notes related to legal, bank, and accounting fees. Upon the closing of the 2025 Notes Repurchase Transaction in March 2024, the remaining unamortized debt discount and issuance costs related to the 2025 Notes were $5.8 million. Amortization of debt discount and issuance costs for the 2025 Notes was $0.8 million and $4.2 million for the three and six months ended June 30, 2024, respectively, and $3.9 million and $7.7 million for the three and six months ended June 30, 2023, respectively, and is included in interest expense on the condensed consolidated statements of income (loss). The unamortized discount related to the 2025 Notes as of June 30, 2024 and December 31, 2023 was $5.4 million and $32.0 million, respectively.
Holders of the 2025 Notes are entitled to exchange the 2025 Notes at any time during specified periods, at their option. This includes the right to exchange the 2025 Notes during any calendar quarter, if the last reported sale price of LivaNova’s ordinary shares, with a nominal value of £1.00 per share, is greater than or equal to 130% of the exchange price, or $79.27 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The exchange condition was not satisfied on June 30, 2024. As a result, the Company has included its obligations from the 2025 Notes and the associated embedded derivative as a long-term liability on the condensed consolidated balance sheet as of June 30, 2024. The 2025 Notes are exchangeable solely into cash and are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the 2025 Notes is 16.3980 ordinary shares per $1,000 principal amount of 2025 Notes (equivalent to an initial exchange price of $60.98 per share). The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the 2025 Notes.
There have been no changes to the initial exchange price of the 2025 Notes since issuance. During the three months ended June 30, 2024, the conditions for exchange were not met. Therefore, the 2025 Notes are not exchangeable during the three months ending September 30, 2024.
The Company may redeem the 2025 Notes at its option prior to the 51st scheduled trading day immediately preceding the maturity date, in whole or in part, if the last reported sale price per ordinary share has been at least 130% of the exchange price, or $79.27 per share, then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Additionally, the Company may redeem the 2025 Notes at its option, prior to their stated maturity, in whole but not in part, in connection with certain tax-related events.
2025 Notes Embedded Derivative
The embedded derivative of the 2025 Notes requires bifurcation from the 2025 Notes and is accounted for as a derivative liability. The fair value of the 2025 Notes embedded derivative at the time of issuance was $75.0 million and was recorded as a debt discount. The debt discount is amortized as interest expense using the effective interest method over the term of the 2025 Notes, together with other debt issuance costs and discounts. The 2025 Notes embedded derivative liability is carried on the condensed consolidated balance sheets at its estimated fair value and is adjusted at the end of each reporting period, with the unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). The fair value of the 2025 Notes embedded derivative liability was $10.0 million and $45.6 million as of June 30, 2024 and December 31, 2023, respectively.
2025 Capped Calls
In connection with the pricing of the 2025 Notes, the Company entered into privately-negotiated capped call transactions with certain financial institutions. The 2025 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2025 Notes, the number of LivaNova’s ordinary shares underlying the 2025 Notes and are generally expected to offset any cash payments the Company is required to make upon exchange of the 2025 Notes in excess of the principal amount thereof in the event that the market value per ordinary share, as measured under the 2025 Capped Calls, is greater than the strike price of the 2025 Capped Calls, with such offset being subject to an initial cap price of $100.00 per share. If the

Company’s share price exceeds the cap price at the time of valuation in respect of an exchange, the proceeds under the 2025 Capped Calls would not fully offset the excess principal amount due to the holders of the 2025 Notes. The 2025 Capped Calls expire on December 15, 2025 and must be settled in cash. If the 2025 Capped Calls are early terminated, settlement occurs at their termination value, which is equal to their fair value at the time of the early termination. The 2025 Capped Calls are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). In connection with the issuance of the 2029 Notes, the Company repurchased an aggregate principal amount of $230.0 million of the 2025 Notes and unwound a corresponding portion of the 2025 Capped Calls at the fair value of such portion of the 2025 Capped Calls. The fair value of the 2025 Capped Calls then in existence was $7.4 million and $38.5 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the 2025 Capped Calls were classified as long-term assets.
Note 5. Derivatives and Risk Management
Due to the global nature of LivaNova’s operations, the Company is exposed to FX fluctuations. LivaNova enters into FX derivative contracts to reduce the impact of FX fluctuations on earnings and cash flow.
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
If the derivative qualifies for hedge accounting, changes in the fair value of the derivative will be recorded in AOCI until the hedged item is recognized in earnings upon settlement/termination. Interest rate swap gains and losses in AOCI are reclassified to interest expense on LivaNova’s condensed consolidated statements of income (loss). LivaNova evaluates hedge effectiveness at inception. LivaNova had no designated hedging instruments as of June 30, 2024 and December 31, 2023.
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
Freestanding FX Derivative Contracts
The gross notional amount of freestanding FX derivative contracts not designated as hedging instruments outstanding as of June 30, 2024 and December 31, 2023 was $179.0 million and $223.4 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. LivaNova recorded net gains for these freestanding derivatives of $1.7 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and net gains (losses) of $4.9 million and $(0.9) million for the six months ended June 30, 2024 and 2023, respectively. These gains and losses are included in foreign exchange and other income/(expense) on LivaNova’s condensed consolidated statements of income (loss).

Cash Flow Hedges
Historically, LivaNova entered into interest rate swaps associated with the Initial Term Facility, which qualified for and were designated as cash flow hedges. The Company’s outstanding interest rate swaps expired on April 6, 2023. LivaNova elected not to renew the interest rate swaps. Interest expense associated with the Initial Term Facility is principally offset by holding a significant portion of the Term Facilities in a depository account, which earns a floating rate of interest.
The pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in OCI and the amount reclassified to earnings from AOCI were as follows (in thousands):

		Six Months Ended June 30, 2023
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Loss Recognized in OCI	Gain Reclassified from AOCI to Earnings
Interest rate swap contracts	Interest expense	$(433)	$533
Balance Sheet Presentation
LivaNova offsets fair value amounts associated with its derivative instruments that are executed with the same counterparty under master netting arrangements on the Company’s condensed consolidated balance sheets. Master netting arrangements include a right to set off or net together purchases and sales of similar products in the settlement process.
The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

	Derivative Assets		Derivative Liabilities
June 30, 2024	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives (2025 Notes)	Long-term derivative assets	$7,439
Capped call derivatives (2029 Notes)	Long-term derivative assets	32,114
Embedded derivative (2025 Notes)			Long-term derivative liabilities	$10,017
Embedded derivative (2029 Notes)			Long-term derivative liabilities	95,392
FX derivative contracts	Prepaid expenses and other current assets	914	Accrued liabilities and other	39
Total derivatives not designated as hedging instruments		$40,467		$105,448

	Derivative Assets		Derivative Liabilities
December 31, 2023	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives (2025 Notes)	Long-term derivative assets	$38,496
FX derivative contracts			Accrued liabilities and other	$3,883
Embedded derivative (2025 Notes)			Long-term derivative liabilities	45,569
Total derivatives not designated as hedging instruments		$38,496		$49,452
(1)For the classification of inputs used to evaluate the fair value of LivaNova’s derivatives, refer to “Note 3. Fair Value Measurements.”
Note 6. Commitments and Contingencies
Saluggia Site Hazardous Substances
LSM, formerly a subsidiary of Sorin, one of the companies that merged into LivaNova PLC in 2015, manages site services for the campus in Saluggia, Italy. In addition to being a former LivaNova manufacturing facility, the Saluggia campus is also the location of manufacturing facilities of third parties, a cafeteria for workers, and storage facilities for hazardous substances and equipment previously used in a nuclear research center, later turned nuclear medicine business, between the 1960s and the late 1990s. Pursuant to authorization from the Italian government, LSM performs ordinary maintenance, secures the facilities, monitors air and water quality, and files applicable reports with the competent environmental authorities.
In 2020, LSM received correspondence from ISIN requesting that, within five years, LSM demonstrate the financial capacity to meet its obligations under Italian law to clean and dismantle any contaminated buildings and equipment, as well as to deliver hazardous substances to a national repository. This repository will be built by the Italian government at a location and time yet to be determined. ISIN subsequently published Technical Guide n. 30, which identifies the technical criteria, and general safety and protection requirements for the design, construction, operation, and dismantling of temporary storage facilities for the hazardous substances. In January 2021, a list of 67 potential sites for the national repository was published.
Although there is no legal obligation to begin any work or deliver the hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of June 30, 2024 was €35.6 million ($38.1 million), which represented the low end of the estimated range of loss of €35.6 million ($38.1 million) to €45.4 million ($48.6 million). The estimated liability as of December 31, 2023 was €35.8 million ($39.7 million).
SNIA Environmental Litigation
Sorin was created as a result of a spin-off from SNIA in 2004 and in 2015, Sorin was merged into LivaNova. SNIA subsequently became insolvent, and the Public Administrations sought compensation from SNIA in an aggregate amount of approximately $3.7 billion for remediation costs relating to the environmental damage at chemical sites previously operated by SNIA’s other subsidiaries.
There are proceedings relating to the SNIA bankruptcy to which LivaNova is not a party in the Bankruptcy Court of Udine and the Bankruptcy Court of Milan. In 2011, the Bankruptcy Court of Udine held that the Public Administrations were not creditors of either SNIA or its subsidiaries in connection with their claims in the Italian insolvency proceedings. The Public Administrations appealed. In 2016, the Court of Udine rejected the appeal, and the Public Administrations appealed to the Italian Supreme Court. Similarly, in 2014, the Bankruptcy Court of Milan held that the Public Administrations were not creditors of either SNIA or its subsidiaries. The Public Administrations appealed. In April 2022, the Bankruptcy Court of Milan declared the Public Administrations to be a non-privileged creditor of SNIA for up to €454.0 million, and the Public Administrations appealed to the Italian Supreme Court.
In 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin €292,000 ($312,440 as of June 30, 2024) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal. On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the spin-off of Sorin from SNIA in 2004, an estimated €572.1 million ($612.1 million as of June 30, 2024). LivaNova appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of €453.6 million ($485.3 million as of June 30, 2024). LivaNova appealed the decision on damages in December 2021. On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision has been reached on the appeal to the Italian Supreme Court. This suspension was subject to LivaNova providing a first demand bank guarantee of €270.0 million ($288.9 million as of June 30, 2024) within 30 calendar days, and on March 21, 2022, LivaNova delivered the guarantee, thereby satisfying the condition. For additional information on the financing of the guarantee, refer to “Note 12. Supplemental Financial Information.”
In 2022, in response to one of a number of appeals asserted by LivaNova, the Italian Supreme Court issued an ordinance, a procedural document, whereby the Italian Supreme Court referred a question on interpretation of a European directive on demergers to the ECJ. Specifically, the ordinance asked the ECJ to provide a binding decision as to whether a company resulting from a demerger can be held jointly and severally liable not only for the established liabilities of the demerged company that were articulated at the time of demerger, but also for the environmental liabilities of the demerged company that materialized after the demerger which are derived from actions performed prior to the demerger. On July 29, 2024, the ECJ issued a judgment in response to the ordinance. The ECJ judgment states that a demerged company can be held responsible for liabilities not established prior to a demerger as long as the liabilities derive from the conduct of a demerged company prior to the demerger. The ECJ judgment also states that national law should determine whether liability for damages stemming from conduct after a demerger can be assigned to a demerged company. The Italian Supreme Court is expected to incorporate the ECJ’s judgment and issue a decision in response to all of the appeals of LivaNova, and counter-appeals submitted by the Public Administrations. While the timing of the decision by the Italian Supreme Court is uncertain, the Company does not expect that a decision will be issued until at least 2025. LivaNova has not recognized a liability in connection with this matter because any potential loss is not currently probable.
Product Liability Litigation
The Company continues to be involved in litigation involving LivaNova’s 3T device. The litigation includes the cases remaining in the MDL, various U.S. state court cases, and in jurisdictions outside the U.S. As of August 1, 2024, the Company was aware of approximately 65 filed and unfiled claims worldwide. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
During the three and six months ended June 30, 2024, LivaNova recorded an additional liability of $2.7 million and $9.1 million, respectively, due to new information received about the nature of certain claims. As of June 30, 2024 and December 31, 2023, the provision for these matters was $19.0 million and $13.9 million, respectively. While the amount accrued represents LivaNova’s best estimate for those filed and unfiled claims worldwide of which LivaNova is aware and believes are both probable and estimable at this time, the actual liability for resolution of these matters may vary from the Company’s provision. A provision for the remaining claims has not been recorded, because a potential loss is not determined to be probable, or a potential loss or range of potential loss is not reasonably estimable at this time.
The following table presents the changes in the litigation provision liability for the six months ended June 30, 2024 (in thousands):

Total litigation provision liability at December 31, 2023	$13,860
Payments	(3,966)
Adjustments (1)	9,097
FX and other	(14)
Total litigation provision liability at June 30, 2024	18,977
Less: Current portion of litigation provision liability at June 30, 2024	15,968
Long-term portion of litigation provision liability at June 30, 2024 (2)	$3,009
(1)Adjustments to the litigation provision are included in other operating expenses on the condensed consolidated statements of income (loss).
(2)Included in other long-term liabilities on the condensed consolidated balance sheets.
Italian MedTech Payback Measure
As previously disclosed, in 2015, the Italian Parliament introduced rules regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a payback measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In the intervening years since the rules were first issued, there has been considerable uncertainty about how the law will operate and what the exact timeline is for finalization. In August 2022, a decree was published which provided guidance and timetables for the rule. In response, LivaNova filed an appeal at the Administrative Court against the Decree of the Ministry of Health, assessing the amount payable and against the payback law. LivaNova also filed appeals against the regions requesting payments. In August 2023, the Administrative Court upheld LivaNova’s request to suspend the effect of the requests for payment by the regions, pending the decision by the Administrative Court on the merits of the case. In November 2023, the Administrative Court, in a separate matter, asked the Constitutional Court whether the payback law was compliant with the Italian Constitution and pending the decision by the Constitutional Court, all cases brought by medical device companies in this matter were suspended. On July 22, 2024, the Constitutional Court determined that the payback law is compliant with the Italian Constitution and that companies may reduce their payment obligations between 2015-2018 to 48% of the amount originally charged to companies. Based on market and product information, as previously disclosed, and the recent ruling by the Constitutional Court, the amount reserved for this matter was $15.0 million and $8.2 million as of June 30, 2024 and December 31, 2023, respectively, and is included in accrued liabilities and other in the condensed consolidated balance sheets. However, the actual liability could vary. Amounts recognized associated with the

Italian medtech payback measure are recorded as a reduction to net revenue in the condensed consolidated statements of income (loss).
Cyber Litigation
In connection with the cybersecurity incident initially reported on November 20, 2023, the Company and/or its subsidiaries are named as defendants in six putative class (and subclass) action lawsuits filed in the United States District Court for the Southern District of Texas in June and July 2024. The complaints allege tort and contract-related common law claims and violations of the Illinois Consumer Fraud Act. The complaints seek damages, equitable and injunctive relief, and an award of costs, attorney fees, and expenses, among other relief. The Company has not yet filed responses to these lawsuits. LivaNova has not recognized a liability in connection with this matter, because a potential loss is neither probable nor reasonably estimable.
Other Matters
Additionally, LivaNova is the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of LivaNova’s business. These matters are subject to many uncertainties and outcomes that are not predictable and that may not be known for extended periods of time. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on LivaNova’s consolidated results of operations, financial position or liquidity.
Note 7. Stockholders' Equity
The tables below present the condensed consolidated statements of stockholders’ equity as of and for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
March 31, 2024	54,296	$82,975	$2,192,676	$(481)	$(45,206)	$(1,008,427)	$1,221,537
Stock-based compensation plans	108	95	11,904	286	—	—	12,285
Net income	—	—	—	—	—	16,333	16,333
Other comprehensive loss	—	—	—	—	(7,613)	—	(7,613)
June 30, 2024	54,404	$83,070	$2,204,580	$(195)	$(52,819)	$(992,094)	$1,242,542

March 31, 2023	53,854	$82,424	$2,162,928	$(319)	$(41,032)	$(976,660)	$1,227,341
Stock-based compensation plans	50	17	6,418	224	—	—	6,659
Net income	—	—	—	—	—	1,155	1,155
Other comprehensive income	—	—	—	—	5,453	—	5,453
June 30, 2023	53,904	$82,441	$2,169,346	$(95)	$(35,579)	$(975,505)	$1,240,608

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
December 31, 2023	53,942	$82,533	$2,189,517	$(55)	$(27,883)	$(966,484)	$1,277,628
Issuance of shares	—	440	—	(440)	—	—	—
Stock-based compensation plans	462	97	15,063	300	—	—	15,460
Net loss	—	—	—	—	—	(25,610)	(25,610)
Other comprehensive loss	—	—	—	—	(24,936)	—	(24,936)
June 30, 2024	54,404	$83,070	$2,204,580	$(195)	$(52,819)	$(992,094)	$1,242,542

December 31, 2022	53,852	$82,424	$2,157,724	$(375)	$(48,119)	$(984,030)	$1,207,624
Issuance of shares	—	—	—	—	—	—	—
Stock-based compensation plans	52	17	11,622	280	—	—	11,919
Net income	—	—	—	—	—	8,525	8,525
Other comprehensive income	—	—	—	—	12,540	—	12,540
June 30, 2023	53,904	$82,441	$2,169,346	$(95)	$(35,579)	$(975,505)	$1,240,608
The tables below present the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income for the six months ended June 30, 2024 and 2023 (in thousands):

	Foreign Currency Translation Adjustments (1)	Total
December 31, 2023	$(27,883)	$(27,883)
Other comprehensive loss before reclassifications, before tax	(24,936)	(24,936)
Tax expense	—	—
Other comprehensive loss before reclassifications, net of tax	(24,936)	(24,936)
Net current-period other comprehensive loss, net of tax	(24,936)	(24,936)
June 30, 2024	$(52,819)	$(52,819)

	Change in Unrealized Gain on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
December 31, 2022	$966	$(49,085)	$(48,119)
Other comprehensive (loss) income before reclassifications, before tax	(433)	13,506	13,073
Tax expense	—	—	—
Other comprehensive (loss) income before reclassifications, net of tax	(433)	13,506	13,073
Reclassification of gain from accumulated other comprehensive loss, before tax	(533)	—	(533)
Reclassification of tax expense	—	—	—
Reclassification of gain from accumulated other comprehensive loss, after tax	(533)	—	(533)
Net current-period other comprehensive (loss) income, net of tax	(966)	13,506	12,540
June 30, 2023	$—	$(35,579)	$(35,579)
(1)Taxes were not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

Note 8. Stock-Based Incentive Plans
Stock-Based Plans
During the six months ended June 30, 2024, LivaNova issued stock-based compensatory awards with terms approved by the Compensation and Human Capital Management Committee of LivaNova’s Board of Directors. The awards with service conditions generally vest ratably over four years and are subject to forfeiture unless service conditions are met. The market performance-based awards that were issued cliff vest after three years, subject to the rank of LivaNova’s total shareholder return for the three-year period ending December 31, 2026, relative to the total shareholder returns of the S&P Healthcare Equipment Select Constituents index. The adjusted free cash flow and return on invested capital operating performance-based awards that were issued cliff vest after three years, subject to the achievement of certain thresholds of cumulative results for the three-year period ending December 31, 2026. Compensation expense related to awards granted during 2024 for the three and six months ended June 30, 2024 was $2.5 million and $2.6 million, respectively.
Stock-based awards may be granted under the 2015 Plan and the A&R 2022 Plan in the form of stock options, SARs, RSUs, and other stock-based and cash-based awards. As of June 30, 2024, there were 90,081 shares available for future grants to LivaNova’s non-executive directors under the 2015 Plan and 1,460,645 shares pursuant to stock options or SARs and 948,775 shares pursuant to other types of awards available for future grants to LivaNova’s employees under the A&R 2022 Plan. In June 2024, the Company’s shareholders approved amendments to the 2015 Plan and the A&R 2022 Plan. The 2015 Plan Amendment increased the number of ordinary shares that can be issued to LivaNova’s non-employee directors under the 2015 Plan from 50,000 to 150,000. The A&R 2022 Plan Amendment increased the number of shares that can be issued pursuant to options or SARs from 2,250,000 to 2,950,000, and the number of shares that can be issued pursuant to awards other than options or SARS from 1,500,000 to 2,000,000.
Stock-Based Compensation
Stock-based incentive plan compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service-based RSUs	$4,300	$4,696	$9,374	$10,413
Service-based SARs	3,240	3,706	6,523	6,827
Market performance-based RSUs	(13)	(1,560)	1,046	(679)
Operating performance-based RSUs	416	(1,429)	864	(859)
Employee share purchase plan	256	298	618	588
	$8,199	$5,711	$18,425	$16,290
Stock-based compensation agreements issued during the six months ended June 30, 2024, representing potential shares and their weighted average grant date fair values by type, is as follows (shares in thousands, fair value in dollars):

	Six Months Ended June 30, 2024
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	723,597	$26.32
Service-based RSUs	392,638	$55.48
Market performance-based RSUs	67,222	$74.67
Operating performance-based RSUs	67,216	$55.59
Note 9. Income Taxes
LivaNova’s effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, valuation allowances, tax credits and incentives, and unrecognized tax benefits associated with uncertain tax positions. The Company continually assesses the realizability of its worldwide deferred tax asset and valuation allowance positions and, when required, establishes or releases valuation allowances accordingly. LivaNova operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subjected to review by tax authorities.
LivaNova’s effective income tax rate for the three and six months ended June 30, 2024 was 24.2% and (102.6)%, respectively, compared to 77.6% and 43.0% for the three and six months ended June 30, 2023, respectively. The decrease in the effective tax rate for both the three and six months ended June 30, 2024, compared to the prior year periods, was primarily attributable to changes in valuation allowances, year-over-year changes in income before tax in countries with varying statutory tax rates, and certain discrete tax items.
On July 11, 2023, the UK Act implemented the Pillar Two framework, providing a minimum effective tax rate of 15.0%, including both a multinational top-up tax and a domestic top-up tax for accounting periods beginning on or after December 31, 2023. The UK Act also included a transitional safe harbor election for accounting periods beginning on or before December 31, 2026. This minimum tax is treated as a period cost beginning in 2024 and has not had a material impact on the Company's consolidated results of operations for the current period. LivaNova will continue to monitor related guidance in the UK and other jurisdictions that impact LivaNova’s operations.
Note 10. Earnings Per Share
The following table presents basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic income (loss) per share	$0.30	$0.02	$(0.47)	$0.16
Diluted income (loss) per share	$0.30	$0.02	$(0.47)	$0.16
The following table presents the reconciliations of net income (loss) and weighted average shares outstanding used in the calculations of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator (1):
Net income (loss) - basic and diluted	$16,333	$1,155	$(25,610)	$8,525

Denominator:
Weighted average shares outstanding - basic	54,238	53,803	54,202	53,713
Add: Dilutive effect of share-based compensation and convertible debt instruments (1) (2)	353	174	—	229
Weighted average shares outstanding - diluted	54,591	53,977	54,202	53,942
(1)For the three and six months ended June 30, 2024, the 2029 Notes were outstanding and potentially dilutive securities, but were excluded from the computation of diluted earnings per share, because their effect would have been anti-dilutive.
(2)Excluded from the computation of diluted earnings per share were stock options, SARs, and RSUs totaling 2.2 million and 3.5 million for the three months ended June 30, 2024 and 2023, respectively, and 4.4 million and 3.4 million for the six months ended June 30, 2024 and 2023, respectively, because to include them would have been anti-dilutive under the treasury stock method.
Note 11. Geographic and Segment Information
Segment Information
LivaNova identifies operating segments based on how it manages, evaluates, and internally reports its business activities to allocate resources, develop, and execute its strategy and assess performance. Prior to the first quarter of 2024, LivaNova operated through three segments: Cardiopulmonary, Neuromodulation, and ACS. During the first quarter of 2024, the Company reorganized its operating and reporting structure upon initiating the 2024 Restructuring Plan. This involved transitioning all ACS standalone cannulae and accessories, including ProtekDuo and transseptal (TandemHeart) cannulae, into its Cardiopulmonary segment. Operations for other ACS products, including LifeSPARC and Hemolung systems, will be discontinued by the end of 2024. For additional information, refer to “Note 2. Restructuring.” This restructuring, along with changes in how the Company’s CODM regularly reviews information, allocates resources, and assesses performance, resulted in modifications to LivaNova’s reportable segments. Specifically, LivaNova’s former ACS segment is now included in “Other,” excluding the ACS standalone cannulae and accessories business, which is now included in the Cardiopulmonary reportable segment. As a result, LivaNova now has two reportable segments: Cardiopulmonary and Neuromodulation. Net revenue of the Company’s reportable segments includes revenues from the sale of products that each reportable segment develops and manufactures or distributes. The segment financial information presented herein reflects these changes for all periods presented.

LivaNova’s Cardiopulmonary segment is engaged in the design, development, manufacture, marketing, and selling of cardiopulmonary products, including heart-lung machines, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae, and other related accessories.
LivaNova’s Neuromodulation segment is engaged in the design, development, manufacture, marketing, and selling of devices that deliver neuromodulation therapy for treating DRE and DTD. Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. It also includes the development and management of clinical testing of LivaNova’s aura6000 System for treating OSA. LivaNova’s Neuromodulation segment also includes costs associated with the Company’s former heart failure program, which the Company wound down during 2023.
LivaNova operates under three geographic regions: U.S., Europe, and Rest of World. The following table presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cardiopulmonary
United States	$64,873	$50,001	$115,450	$89,610
Europe (1)	38,567	39,339	79,493	75,724
Rest of World	70,274	64,773	134,662	124,523
	173,714	154,113	329,605	289,857
Neuromodulation
United States	111,683	104,065	217,612	198,554
Europe (1)	15,590	15,125	28,997	28,405
Rest of World	15,603	13,991	30,139	26,945
	142,876	133,181	276,748	253,904
Other Revenue (2)	1,985	6,588	7,134	13,539
Totals (3)
United States	179,537	159,973	340,157	300,240
Europe (1)	51,258	54,459	105,599	104,102
Rest of World	87,780	79,450	167,731	152,958
	$318,575	$293,882	$613,487	$557,300
(1)Includes countries in Europe where the Company has a direct sales presence. Countries in Europe where sales are made through distributors are included in “Rest of World.”
(2)“Other Revenue” includes revenue from the Company’s former ACS reportable segment, as discussed above, as well as rental and site services income not allocated to segments.
(3)No single customer represented over 10% of the Company’s consolidated net revenue. No country’s net revenue exceeded 10% of the Company’s consolidated net revenue except for the U.S.

LivaNova defines segment income as operating income before restructuring expense, amortization of intangible assets, merger and integration expense, and other income and expense not allocated to segments. Other income and expense not allocated to segments primarily includes corporate expense, rental income, and the results of LivaNova’s former ACS reportable segment, as discussed above. The following table presents a reconciliation of segment income to consolidated income (loss) before tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cardiopulmonary	$19,627	$12,812	$34,338	$21,986
Neuromodulation	54,812	38,148	101,490	65,154
Segment income	74,439	50,960	135,828	87,140
Other income/(expense)	(34,273)	(33,584)	(79,416)	(72,106)
Operating income	40,166	17,376	56,412	15,034
Interest expense	(15,532)	(14,809)	(31,425)	(28,246)
Loss on debt extinguishment	—	—	(25,482)	—
Foreign exchange and other income/(expense)	(3,045)	2,713	(12,116)	28,260
Income (loss) before tax	$21,589	$5,280	$(12,611)	$15,048
The following table presents assets by reportable segment (in thousands):

	June 30, 2024	December 31, 2023
Cardiopulmonary	$933,897	$964,735
Neuromodulation	639,819	647,391
Other assets (1)	879,472	817,437
	$2,453,188	$2,429,563
(1)Other assets primarily include corporate assets not allocated to segments and the assets of LivaNova’s former ACS reportable segment.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cardiopulmonary	$7,526	$2,543	$11,274	$7,341
Neuromodulation	725	133	1,001	492
Other capital expenditures (1)	5,500	3,379	7,923	6,073
	$13,751	$6,055	$20,198	$13,906
(1)Other capital expenditures primarily include corporate capital expenditures not allocated to segments and capital expenditures of LivaNova’s former ACS reportable segment.
The following table presents changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2024 (in thousands):

	Cardiopulmonary	Neuromodulation	Total
December 31, 2023	$384,187	$398,754	$782,941
Foreign currency adjustments	(16,573)	—	(16,573)
June 30, 2024	$367,614	$398,754	$766,368

Geographic Information
The following table presents property, plant, and equipment, net by geographic region (in thousands):

	June 30, 2024	December 31, 2023
United States	$68,163	$62,701
Europe	84,016	85,606
Rest of World	5,876	5,874
	$158,055	$154,181
Note 12. Supplemental Financial Information
The following table presents the components of inventories (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$72,467	$81,878
Work-in-process	16,230	12,901
Finished goods	66,025	53,108
	$154,722	$147,887
As of June 30, 2024 and December 31, 2023, inventories included adjustments totaling $27.0 million and $24.4 million, respectively, to record balances at lower of cost or net realizable value.
The following table presents the components of accrued liabilities and other (in thousands):

	June 30, 2024	December 31, 2023
Italian medtech payback measure	$14,968	$8,223
Legal and professional costs	14,021	17,794
Contract liabilities	10,225	10,725
Operating lease liabilities	8,843	8,362
Interest payable	7,223	7,840
Provisions for agents, returns, and other	6,406	4,464
Royalty accrual	4,531	4,441
Restructuring liability	3,331	911
Research and development costs	2,489	2,462
Current derivative liabilities	39	3,883
Contingent consideration	—	13,750
Other accrued expenses	25,895	24,446
	$97,971	$107,301
As of June 30, 2024 and December 31, 2023, contract liabilities totaling $13.4 million and $15.3 million, respectively, were included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

The following table presents the items included in foreign exchange and other income/(expense) on the condensed consolidated statements of income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Embedded derivative fair value adjustment (2025 Notes) (1)	$615	$(12,420)	$(1,363)	$31,970
Embedded derivative fair value adjustment (2029 Notes) (1)	(1,104)	—	(7,935)	—
Capped call fair value adjustment (2025 Notes) (1)	(571)	11,020	(8,533)	(12,359)
Capped call fair value adjustment (2029 Notes) (1)	(1,493)	—	477	—
Impairment of investment in ShiraTronics, Inc. (2)	(5,750)	—	(5,750)	—
Foreign exchange rate fluctuations	(2,183)	(1,230)	(3,105)	(1,008)
Interest income	7,337	5,528	14,358	10,064
Other	104	(185)	(265)	(407)
	$(3,045)	$2,713	$(12,116)	$28,260
(1)Refer to “Note 3. Fair Value Measurements.”
(2)Impairment of equity investment related to LivaNova’s preferred share ownership converting into common stock during the second quarter of 2024.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the amounts shown on the condensed consolidated statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$329,237	$266,504
Restricted cash (1)	303,884	311,368
	$633,121	$577,872
(1)On March 18, 2022, LivaNova PLC, acting through its Italian branch, entered into an Indemnity Letter and an Account Pledge Agreement with Barclays, further to which Barclays issued the SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in USD in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis, which is presented as restricted cash on the condensed consolidated balance sheet. For additional information, refer to “Note 6. Commitments and Contingencies.”

Note 13. New Accounting Pronouncements
The following table presents a description of future adoptions of new accounting standards that may have an impact on LivaNova’s consolidated financial statements when adopted:

Issue Date & Standard	Description	Adoption	Assessment
November 2023 ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU expands public entities’ reportable segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included in each reported measure of segment profit or loss, the amount and description of other segment items, and the title and position of the Company’s CODM, as well as an explanation of how the CODM uses the Company’s reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources.	This ASU will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis.	LivaNova is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.
December 2023 ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU expands annual income tax disclosures primarily related to the rate reconciliation and income taxes paid.	This ASU will be effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption and retrospective application permitted.	LivaNova is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes, which appear elsewhere in this Report, and with LivaNova’s 2023 Form 10-K. LivaNova’s discussion and analysis may contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Part I, Item 1A. of LivaNova’s 2023 Form 10-K, as updated and supplemented by LivaNova’s Quarterly Reports on Form 10-Q, including in Part II, Item 1A. and elsewhere in this Report. The accompanying unaudited condensed consolidated financial statements of LivaNova and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis. The capitalized terms used below have been defined in the “Definitions” section and in the notes to LivaNova’s condensed consolidated financial statements of this Report.
Description of the Business
LivaNova PLC is a market-leading global medical technology company. The Company designs, develops, manufactures, markets, and sells products and therapies that are consistent with LivaNova’s mission to provide hope for patients and their families through medical technologies, delivering life-changing solutions in select neurological and cardiac conditions. LivaNova is a public limited company organized under the laws of England and Wales and is headquartered in London, England. LivaNova’s ordinary shares are listed for trading on the Nasdaq under the symbol “LIVN.”
Macroeconomic Environment
The current macroeconomic environment, including foreign exchange volatility, inflationary pressures, geopolitical instability, and supply chain challenges, has impacted and may continue to impact LivaNova’s business and profitability. Furthermore, LivaNova continues to experience logistical, capacity, and labor constraints. However, to date, the Company’s supply of raw materials and the production and distribution of finished products have not been materially affected. The Company continues to respond to such challenges, and while LivaNova has business continuity plans in place, the impact of the ongoing challenges the Company is navigating, along with their potential escalation, may adversely affect its business.
Cybersecurity Incident
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s information technology systems. Promptly after detecting the issue, LivaNova began an investigation with assistance from external cybersecurity experts and coordinated with law enforcement. The Company implemented remediation measures to mitigate the impact of the incident. The Company continues to assess the nature and scope of the affected data and analyze its legal notification obligations, and the Company is notifying affected individuals and regulators as required by applicable law. The Company believes the incident is contained and mitigation efforts are complete.
Through June 30, 2024, LivaNova incurred direct costs totaling $8.3 million in connection with this cybersecurity incident, including $2.9 million and $5.7 million during the three and six months ended June 30, 2024, respectively. These costs primarily include external cybersecurity experts, legal counsel, and system restoration costs, and do not include business interruption losses or potential losses associated with class action-related litigations, as discussed in “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Report. The Company expects to incur additional costs related to this incident in the future. LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that may limit the amount that the insurers may pay the Company. During the second quarter of 2024, LivaNova filed a claim for insurance reimbursement of covered costs and business interruption losses related to this incident for which it has yet to receive reimbursement or recognize the amount filed as a receivable. The Company’s insurance coverage may be insufficient or unavailable to cover any or all costs and expenses related to this cybersecurity incident.
Business Segments
Prior to the first quarter of 2024, LivaNova operated through three segments: Cardiopulmonary, Neuromodulation, and ACS. During the first quarter of 2024, the Company reorganized its operating and reporting structure upon initiating the 2024 Restructuring Plan. This involved transitioning all ACS standalone cannulae and accessories, including ProtekDuo and transseptal (TandemHeart) cannulae, into its Cardiopulmonary segment. Operations for other ACS products, including LifeSPARC and Hemolung systems, will be discontinued by the end of 2024. For additional information, refer to “Note 2. Restructuring” in the condensed consolidated financial statements in this Report. This restructuring, along with changes in how the Company’s CODM regularly reviews information, allocates resources, and assesses performance, resulted in modifications to LivaNova’s reportable segments. Specifically, LivaNova’s former ACS segment is now included in “Other,” excluding the ACS standalone cannulae and accessories business, which is now included in the Cardiopulmonary reportable segment. As a result, LivaNova now has two reportable segments: Cardiopulmonary and Neuromodulation. The segment financial information presented herein reflects these changes for all periods presented. For additional information regarding LivaNova’s reportable segments, historical financial information, and its methodology for the presentation of financial results, refer to the condensed consolidated financial statements and accompanying notes of this Report.
Cardiopulmonary
LivaNova’s Cardiopulmonary segment is engaged in the design, development, manufacture, marketing, and selling of cardiopulmonary products, including HLMs, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae, and other related accessories. In particular, the Cardiopulmonary segment includes the Essenz Perfusion System, the Company’s next-generation HLM with an embedded patient monitor for tailored patient care strategies and sensing technology for data-driven decision making during cardiopulmonary bypass procedures.
Information on the Cardiopulmonary segment that could potentially impact LivaNova’s condensed consolidated financial statements and related disclosures is incorporated by reference to Part I. “Note 6. Commitments and Contingencies: Product Liability Litigation.”
Neuromodulation
LivaNova’s Neuromodulation segment is engaged in the design, development, manufacture, marketing, and selling of devices that deliver neuromodulation therapy for treating DRE and DTD. LivaNova’s principal Neuromodulation product, the VNS Therapy System, consists of an implantable pulse generator and connective lead that stimulates the vagus nerve; surgical equipment to assist with the implant procedure; equipment and instruction manuals enabling a treating physician to set parameters for a patient’s pulse generator; and for epilepsy, magnets to manually suspend or induce nerve stimulation. The lead does not need to be removed to replace a generator with a depleted battery.
Obstructive Sleep Apnea
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
Depression
The Neuromodulation segment also includes the VNS Therapy System for the adjunctive treatment of chronic or recurrent depression for patients 18 years or older who are experiencing a major depressive episode and have not had an adequate response to four or more antidepressant treatments. LivaNova initiated the RECOVER clinical study, a CMS-approved, double-blind, randomized, placebo-controlled trial, in connection with its request that CMS reconsider its previous non-coverage determination.
In June 2024, the Company announced the preliminary results for the unipolar patient cohort of the RECOVER clinical study, assessing the use of VNS Therapy in treatment-resistant depression. The study did not meet its primary endpoint for the unipolar cohort; however, statistical significance was achieved in select secondary endpoints. The Company expects to publish the unipolar cohort data, including details on the primary endpoint and secondary endpoints, in peer-reviewed journals in the fourth quarter of 2024. The Company intends to continue pursuing coverage for VNS Therapy while reducing investment in the DTD program in 2025.
Heart Failure
LivaNova’s Neuromodulation segment also includes costs associated with the Company’s former heart failure program, which the Company wound down during 2023.
Critical Accounting Estimates
For a discussion of LivaNova’s critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Form 10-K. During the six months ended June 30, 2024, there were no material changes to the application of critical accounting policies and estimates previously disclosed in LivaNova’s 2023 Form 10-K.

Results of Operations
The following table presents LivaNova’s condensed consolidated results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$318,575	$293,882	$613,487	$557,300
Cost of sales	99,710	88,685	187,232	178,020
Gross profit	218,865	205,197	426,255	379,280
Operating expenses:
Selling, general, and administrative	129,118	125,872	258,981	250,001
Research and development	44,737	51,124	90,401	101,110
Other operating expenses	4,844	10,825	20,461	13,135
Operating income	40,166	17,376	56,412	15,034
Interest expense	(15,532)	(14,809)	(31,425)	(28,246)
Loss on debt extinguishment	—	—	(25,482)	—
Foreign exchange and other income/(expense)	(3,045)	2,713	(12,116)	28,260
Income (loss) before tax	21,589	5,280	(12,611)	15,048
Income tax expense	5,227	4,097	12,944	6,468
Loss from equity method investments	(29)	(28)	(55)	(55)
Net income (loss)	$16,333	$1,155	$(25,610)	$8,525

Net Revenue
The following table presents net revenue by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Cardiopulmonary
United States	$64,873	$50,001	29.7%	$115,450	$89,610	28.8%
Europe (1)	38,567	39,339	(2.0)%	79,493	75,724	5.0%
Rest of World	70,274	64,773	8.5%	134,662	124,523	8.1%
	173,714	154,113	12.7%	329,605	289,857	13.7%
Neuromodulation
United States	111,683	104,065	7.3%	217,612	198,554	9.6%
Europe (1)	15,590	15,125	3.1%	28,997	28,405	2.1%
Rest of World	15,603	13,991	11.5%	30,139	26,945	11.9%
	142,876	133,181	7.3%	276,748	253,904	9.0%
Other Revenue (2)	1,985	6,588	(69.9)%	7,134	13,539	(47.3)%
Totals
United States	179,537	159,973	12.2%	340,157	300,240	13.3%
Europe (1)	51,258	54,459	(5.9)%	105,599	104,102	1.4%
Rest of World	87,780	79,450	10.5%	167,731	152,958	9.7%
	$318,575	$293,882	8.4%	$613,487	$557,300	10.1%
(1)Includes countries in Europe where the Company has a direct sales presence. Countries in Europe where sales are made through distributors are included in “Rest of World.”
(2)“Other Revenue” includes revenue from the Company’s former ACS reportable segment, as discussed above, as well as rental and site services income not allocated to segments.
The following table presents segment income (1) (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Cardiopulmonary	$19,627	$12,812	53.2%	$34,338	$21,986	56.2%
Neuromodulation	54,812	38,148	43.7%	101,490	65,154	55.8%
	$74,439	$50,960	46.1%	$135,828	$87,140	55.9%
(1)For a reconciliation of segment income to consolidated income (loss) before tax, refer to “Note 11. Geographic and Segment Information” in the condensed consolidated financial statements in this Report.
Cardiopulmonary
Cardiopulmonary net revenue for the three and six months ended June 30, 2024 increased 12.7% to $173.7 million and 13.7% to $329.6 million, respectively, compared to the three and six months ended June 30, 2023, with growth across all regions, driven by Essenz Perfusion System sales and strong consumables demand.
Cardiopulmonary segment income for the three and six months ended June 30, 2024 was $19.6 million and $34.3 million, respectively, compared to $12.8 million and $22.0 million for the three and six months ended June 30, 2023, respectively. These increases in segment income were primarily due to increases in net revenue, as described above.
Neuromodulation
Neuromodulation net revenue for the three and six months ended June 30, 2024 increased 7.3% to $142.9 million and 9.0% to $276.7 million, respectively, compared to the three and six months ended June 30, 2023, with growth across all regions, driven by an increase in total implants.
Neuromodulation segment income for the three and six months ended June 30, 2024 was $54.8 million and $101.5 million, respectively, compared to $38.1 million and $65.2 million for the three and six months ended June 30, 2023, respectively. These increases in segment income were primarily due to increases in net revenue, as described above, as well as decreases in

R&D expense of $8.1 million and $16.8 million for the three and six-month comparative periods, respectively, associated with winding down the Company’s heart failure program, which was completed during the fourth quarter of 2023.
Cost of Sales and Expenses
The following table presents costs and expenses as a percentage of net revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Cost of sales	31.3%	30.2%	1.1%	30.5%	31.9%	(1.4)%
Selling, general, and administrative	40.5%	42.8%	(2.3)%	42.2%	44.9%	(2.7)%
Research and development	14.0%	17.4%	(3.4)%	14.7%	18.1%	(3.4)%
Other operating expenses	1.5%	3.7%	(2.2)%	3.3%	2.4%	0.9%
Cost of Sales
Cost of sales consists primarily of direct labor, allocated manufacturing overhead, and the acquisition of raw materials and components.
Cost of sales as a percentage of net revenue was 31.3% for the three months ended June 30, 2024, an increase of 1.1 percentage points compared to the three months ended June 30, 2023, primarily due to an increase in the reserve associated with the Italian medtech payback measure, as well as unfavorable product mix. Cost of sales as a percentage of net revenue was 30.5% for the six months ended June 30, 2024, a decrease of 1.4 percentage points compared to the six months ended June 30, 2023, primarily due to a reduction in the fair value of sales-based contingent consideration arrangements totaling $4.7 million, partially offset by unfavorable product mix and an increase in the reserve associated with the Italian medtech payback measure. For additional information, refer to “Note 6. Commitments and Contingencies” and “Note 3. Fair Value Measurements” in the condensed consolidated financial statements in this Report.
Selling, General, and Administrative Expense
SG&A expenses are comprised of sales, marketing, general, and administrative activities.
SG&A expense as a percentage of net revenue was 40.5% and 42.2% for the three and six months ended June 30, 2024, respectively, down 2.3 and 2.7 percentage points compared to the three and six months ended June 30, 2023, respectively. These decreases were primarily due to a decrease in sales and marketing expenses driven by the wind down of the ACS segment, partially offset by $2.9 million and $5.7 million in costs during the three and six months ended June 30, 2024, respectively, associated with the November 2023 cybersecurity incident, as described above.
Research and Development Expense
R&D expenses consist of product design and development efforts, clinical study programs and regulatory activities.
R&D expense as a percentage of net revenue was 14.0% and 14.7% for the three and six months ended June 30, 2024, respectively, down 3.4 percentage points compared to both the three and six months ended June 30, 2023, respectively. These decreases were primarily due to R&D expense declines of $8.1 million and $16.8 million for the three- and six-month comparative periods, respectively, associated with winding down the Company’s heart failure program, which was completed during the fourth quarter of 2023.
Other Operating Expenses
Other operating expenses primarily consists of the litigation provision related to LivaNova’s 3T Heater-Cooler device as well as restructuring expense.
Other operating expenses as a percentage of net revenue was 1.5% for the three months ended June 30, 2024, a decrease of 2.2 percentage points compared to the three months ended June 30, 2023. The decrease was primarily due to an $8.1 million decrease in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device, partially offset by an increase in restructuring expense of $1.9 million resulting from the 2024 Restructuring Plan. Other operating expenses as a percentage of net revenue was 3.3% for the six months ended June 30, 2024, an increase of 0.9 percentage points compared to the six months ended June 30, 2023. The increase was primarily due to an increase in restructuring expense of $10.4 million resulting from the 2024 Restructuring Plan, partially offset by a $3.1 million decrease in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device. For additional information, refer to “Note 2. Restructuring” and “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.

Interest Expense
Interest expense increased to $15.5 million and $31.4 million for the three and six months ended June 30, 2024, respectively, compared to $14.8 million and $28.2 million for the three and six months ended June 30, 2023, respectively, primarily due to increases in average borrowings and the amortization of debt issuance costs, partially offset by a decrease in interest rates. For additional information, refer to “Note 4. Financing Arrangements” in the condensed consolidated financial statements in this Report.
Loss on Debt Extinguishment
In connection with the 2025 Notes Repurchase Transaction, during the six months ended June 30, 2024, LivaNova incurred a loss on debt extinguishment of $25.5 million. For additional information, refer to “Note 4. Financing Arrangements” in the condensed consolidated financial statements in this Report.
Foreign Exchange and Other Income/(Expense)
Foreign exchange and other income/(expense) consists primarily of gains and losses arising from transactions denominated in a currency different from an entity’s functional currency, FX derivative gains and losses, interest income, changes in the fair value of embedded and capped call derivatives, and an impairment of LivaNova’s investment in ShiraTronics, Inc.
Foreign exchange and other income/(expense) was expense of $3.0 million and $12.1 million for the three and six months ended June 30, 2024, respectively, compared to income of $2.7 million and $28.3 million for the three and six months ended June 30, 2023, respectively. For additional information, refer to “Note 12. Supplemental Financial Information” in the condensed consolidated financial statements in this Report.
Income Taxes
LivaNova PLC is resident in the UK for tax purposes. LivaNova’s effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, valuation allowances, tax credits and incentives, and unrecognized tax benefits associated with uncertain tax positions. The Company continually assesses the realizability of its worldwide deferred tax asset and valuation allowance positions and, when required, establishes or releases valuation allowances accordingly. LivaNova operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subjected to review by tax authorities.
LivaNova’s effective income tax rate for the three and six months ended June 30, 2024 was 24.2% and (102.6)%, respectively, compared to 77.6% and 43.0% for the three and six months ended June 30, 2023, respectively. The decrease in the effective tax rate for both the three and six months ended June 30, 2024, compared to the prior year periods, was primarily attributable to changes in valuation allowances, year-over-year changes in income before tax in countries with varying statutory tax rates, and certain discrete tax items.
On July 11, 2023, the UK Act implemented the Pillar Two framework, providing a minimum effective tax rate of 15.0%, including both a multinational top-up tax and a domestic top-up tax for accounting periods beginning on or after December 31, 2023. The UK Act also included a transitional safe harbor election for accounting periods beginning on or before December 31, 2026. This minimum tax is treated as a period cost beginning in 2024 and has not had a material impact on the Company's consolidated results of operations for the current period. LivaNova will continue to monitor related guidance in the UK and other jurisdictions that impact LivaNova’s operations.
Liquidity and Capital Resources
Based on LivaNova’s current business plan, the Company believes that its sources of liquidity, which primarily consist of cash and cash equivalents, future cash generated from operations, and available borrowings under its revolving credit facility, will be sufficient to fund its uses of liquidity, primarily consisting of day-to-day operating expenses, working capital, capital expenditures, acquisition earn-outs, and debt service requirements over the twelve-month period beginning from the issuance date of this Report. From time to time, LivaNova may access debt and/or equity markets to optimize its capital structure, raise additional capital, or increase liquidity as necessary. LivaNova’s liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Part I, Item 1A. Risk Factors” in the 2023 Form 10-K, as well as “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
LivaNova’s operating and working capital obligations primarily consist of liabilities arising from the normal course of business, including inventory supply contracts, the future settlement of derivative instruments, and future payments of operating leases, as well as contingent consideration arrangements resulting from acquisitions and obligations associated with legal and other accruals.

The following table presents selected financial information related to LivaNova’s liquidity (in thousands):

	June 30, 2024	December 31, 2023
Available Short-term Liquidity
Cash and cash equivalents	$329,237	$266,504
Availability under the 2021 First Lien Credit Agreement	225,000	125,000
	$554,237	$391,504
Working Capital
Current assets	$1,046,689	$988,158
Current liabilities	302,986	334,983
	$743,703	$653,175
Debt Obligations
Current portion of long-term debt	$19,105	$17,484
Short-term unsecured borrowing arrangements	637	627
Current debt obligations	19,742	18,111
Long-term debt obligations	605,432	568,543
	$625,174	$586,654
On March 8, 2024, LivaNova and LivaNova USA entered into Incremental Facility Amendment No. 3, which provides for LivaNova USA to obtain revolving commitments in an aggregate principal amount of $225.0 million. For additional information, refer to “Note 4. Financing Arrangements” in the condensed consolidated financial statements in this Report.
On March 8, 2024, LivaNova issued $345.0 million aggregate principal amount of 2.50% notes due 2029. The 2029 Notes are senior unsecured obligations of the Company. In connection with pricing the 2029 Notes, the Company entered into privately-negotiated capped call transactions with certain financial institutions. The Company used part of the proceeds from the issuance of the 2029 Notes to repurchase $230.0 million aggregate principal amount of the 2025 Notes in privately-negotiated transactions for an aggregate cash repurchase consideration of $270.5 million. Contemporaneously with the 2025 Notes Repurchase Transaction, the Company and the financial institutions party to the 2025 Capped Calls agreed to terminate a portion of the 2025 Capped Calls in a notional amount corresponding to the amount of 2025 Notes repurchased. For additional information on LivaNova’s debt obligations and Capped Call Transactions, refer to “Note 4. Financing Arrangements” in the condensed consolidated financial statements in this Report.
Cash Flows
The following table presents net cash, cash equivalents, and restricted cash provided by (used in) operating, investing, and financing activities and the net increase in the balance of cash, cash equivalents, and restricted cash (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating activities	$53,337	$2,820
Investing activities	(18,932)	(18,139)
Financing activities	25,277	30,779
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,433)	3,282
Net increase in cash, cash equivalents, and restricted cash	$55,249	$18,742
Operating Activities
Cash provided by operating activities during the six months ended June 30, 2024 increased $50.5 million, compared to the same prior year period, primarily due to an increase in net (loss) income adjusted for non-cash items of $32.2 million and a decrease in 3T Heater-Cooler litigation settlement payments of $15.4 million.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2024 increased $0.8 million, compared to the same prior year period, primarily due to an increase in purchases of property, plant, and equipment of $5.2 million, partially offset by a decrease in purchases of equity investments of $5.0 million.

Financing Activities
Cash provided by financing activities during the six months ended June 30, 2024 decreased $5.5 million, compared to the same prior year period, primarily due to payment of the ALung contingent consideration arrangement of $13.8 million during the six months ended June 30, 2024, partially offset by an increase in proceeds associated with net debt borrowings and repayments of $6.9 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
LivaNova is exposed to certain market risks as part of its ongoing business operations, including risks from foreign currency exchange rates, equity price risk, interest rate risks, and concentration of procurement suppliers that could adversely affect LivaNova’s consolidated financial position, results of operations, or cash flows. The Company manages these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in this Report in “Part I, Item 1. Financial Statements, Note 5. Derivatives and Risk Management,” “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” and in LivaNova’s 2023 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A. Risk Factors.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
LivaNova maintains a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including LivaNova’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Applicable SEC rules require an evaluation of the effectiveness of the Company’s disclosure controls and procedures. LivaNova’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, LivaNova’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in LivaNova’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, LivaNova’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of LivaNova’s material pending legal and regulatory proceedings and settlements, refer to “Note 6. Commitments and Contingencies” in the Company’s condensed consolidated financial statements included in this Report.
ITEM 1A. RISK FACTORS
There have been no material changes in LivaNova’s risk factors from those disclosed in Part I, Item 1A of the Company’s 2023 Annual Report on Form 10-K and Part II, Item 1A of the Company’s 10-Q for the quarter ended March 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
Disclosure Pursuant to Section 13(r) of the Exchange Act of 1934
Section 13(r) of the Exchange Act requires issuers to disclose in quarterly reports, among other things, certain types of dealings with Iran and other entities, including transactions or dealings with government-owned entities, even when those activities are lawful and do not involve U.S. persons. Two of LivaNova’s non-U.S. subsidiaries currently sell medical devices, including cardiopulmonary and neuromodulation products, to distributors and a non-governmental organization in Iran to support patient care in that country. LivaNova has limited visibility into the identity of the customers of these distributors and non-governmental organizations in Iran. It is possible that their customers include entities, such as government-owned hospitals or sub-distributors that are owned or controlled directly or indirectly by the Iranian government. However, to the best of its knowledge at this time, LivaNova does not have any contracts or commercial arrangements with the Iranian government or other relevant entities.
LivaNova’s gross revenue and net profits attributable to the above-mentioned Iranian activities were $1.6 million and $0.7 million for the three months ended June 30, 2024, respectively, and $5.3 million and $2.6 million for the six months ended June 30, 2024, respectively.
LivaNova believes its activities are consistent with applicable law, including U.S., UK, European Union, and other applicable sanctions laws, though such laws are complex and continue to evolve rapidly. The Company intends to continue its business in Iran.
ITEM 6. EXHIBITS
The exhibits marked with the asterisk symbol (*) are filed or furnished (for example, in the case of Exhibit 32.1) with this Report. Exhibits marked with the cross symbol (†), if any, are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Description
10.1†	Amendment No. 1 to the Amended and Restated LivaNova PLC 2022 Incentive Award Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 12, 2024
10.2†	Amendment No. 2 to the LivaNova PLC 2015 Incentive Award Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 12, 2024
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: August 1, 2024	By:	/s/ VLADIMIR MAKATSARIA
Vladimir Makatsaria
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: August 1, 2024	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)