Form 10-Q
period 2024-09-30
LivaNova PLC
filed 2024-10-31
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Class	Outstanding at October 25, 2024
Ordinary Shares - £1.00 par value per share	54,300,835

LIVANOVA PLC

DEFINITIONS
In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, the following terms and abbreviations have the meanings listed below. “LivaNova” and the “Company” refer to LivaNova PLC and its consolidated subsidiaries.

Abbreviation	Definition
2015 Plan	LivaNova PLC 2015 Incentive Award Plan
2015 Plan Amendment	Amendment No. 2 to the LivaNova PLC 2015 Incentive Award Plan
2021 First Lien Credit Agreement	First Lien Credit Agreement between LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, entered into on August 13, 2021
2023 Form 10-K	LivaNova PLC’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024
2024 Restructuring Plan	A plan, initiated during the first quarter of 2024, to enhance LivaNova’s focus on its core Cardiopulmonary and Neuromodulation segments
2025 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2025 Notes	$287.5 million aggregate principal amount 3.00% unsecured cash exchangeable senior notes due 2025 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova USA on June 17, 2020
2025 Notes Repurchase Transaction	Repurchase of $230.0 million aggregate principal amount of the 2025 Notes in privately-negotiated transactions from proceeds from the issuance of the 2029 Notes
2029 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2029 Notes	$345.0 million aggregate principal amount 2.50% unsecured convertible senior notes due 2029 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova PLC on March 8, 2024
A&R 2022 Plan	Amended and Restated LivaNova PLC 2022 Incentive Award Plan
A&R 2022 Plan Amendment	Amendment No. 1 to the Amended and Restated LivaNova PLC 2022 Incentive Award Plan
ACS	Advanced Circulatory Support
ALung	ALung Technologies, Inc.
AOCI	Accumulated other comprehensive income (loss)
Barclays	Barclays Bank Ireland PLC
Capped Call Transactions	The 2025 Capped Calls and the 2029 Capped Calls
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CMS	The U.S. Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
Court of Appeal	Court of Appeal in Milan
Delayed Draw Term Facility	$50.0 million delayed draw term facility under the 2021 First Lien Credit Agreement resulting from the Incremental Facility Amendment No. 2
DRE	Drug-resistant epilepsy
DTD	Difficult-to-treat depression
ECJ	European Court of Justice
Embedded Derivatives	The bifurcated embedded derivatives associated with the 2025 Notes and 2029 Notes, collectively
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FX	Foreign currency exchange rate
HLM	Heart-lung machine
ImThera	ImThera Medical, Inc., acquired by LivaNova in 2018, a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea
Incremental Facility Amendment No. 2	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated July 6, 2022

Abbreviation	Definition
Incremental Facility Amendment No. 3	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated March 8, 2024
Initial Term Facility	$300.0 million term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
ISIN	National Inspectorate for Nuclear Safety and Radiation Protection, a sub-body of the Italian Ministry of Economic Development
LivaNova PLC	A public limited company organized under the laws of England and Wales on February 20, 2015
LivaNova USA	LivaNova USA, Inc.
LSM	LivaNova Site Management S.r.l.
MDL	Federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania
MedTech	Medical technology
Nasdaq	Nasdaq Global Select Market
OCI	Other comprehensive income (loss)
Option Counterparties	Certain financial institutions with whom LivaNova USA or LivaNova PLC, as applicable, has entered into the 2025 Capped Calls and 2029 Capped Calls
OSA	Obstructive sleep apnea
OSPREY clinical trial	LivaNova’s clinical trial, “Treating Obstructive Sleep Apnea using Targeted Hypoglossal Neurostimulation”
Pillar Two	Organisation for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (Pillar Two)
Public Administrations	The Italian Ministry of the Environment and other Italian government agencies
R&D	Research and Development
Report	This Quarterly Report on Form 10-Q
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
ShiraTronics	ShiraTronics, Inc., a company developing an implantable neuromodulation therapy device for the treatment of chronic migraine attacks
SNIA	SNIA S.p.A.
SNIA Litigation Guarantee	A first demand bank guarantee of €270.0 million in connection with the SNIA environmental litigation
Sorin	Sorin S.p.A.
Term Facilities	The Initial Term Facility, together with the Delayed Draw Term Facility
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
UK	United Kingdom
UK Act	Finance (No. 2) Act 2023
USD	U.S. dollar
VNS Therapy	LivaNova Vagus Nerve Stimulation Therapy

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Report, other than statements of historical or current fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events, and involve known and unknown risks that are difficult to predict. As a result, the Company’s actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. Generally, forward-looking statements can be identified by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties, and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report, and include, but are not limited to, the following risks and uncertainties: volatility in the global market and worldwide economic conditions, including as caused by the invasion of Ukraine, the evolving instability in the Middle East, inflation, changing interest rates, foreign exchange fluctuations, changes to existing trade agreements and relationships between the U.S. and other countries, including the implementation of sanctions; cyber-attacks or other disruptions to the Company’s information technology systems or those of third parties with which the Company interacts; costs of complying with privacy and security of personal information requirements and laws; risks relating to supply chain pressures; changes in technology, including the development of superior or alternative technology or devices by competitors and/or competition from providers of alternative medical therapies; failure to obtain approvals or reimbursement in relation to the Company’s products; failure to establish, expand, or maintain market acceptance of the Company’s products for the treatment of the Company’s approved indications; failure to develop and commercialize new products and the rate and degree of market acceptance of such products; unfavorable results from clinical studies or failure to meet milestones; failure to comply with, or changes in, laws, regulations, or administrative practices affecting government regulation of the Company’s products; the risk of quality issues and the impacts thereof; risks relating to recalls, replacement of inventory, enforcement actions, or product liability claims; changes or reduction in reimbursement for the Company’s products or failure to comply with rules relating to reimbursement of healthcare goods and services; failure to comply with anti-bribery laws; losses or costs from pending or future lawsuits and governmental investigations, including in the case of the Company’s 3T Heater-Cooler and SNIA environmental litigations; risks associated with environmental laws and regulations as well as environmental liabilities, violations, protest voting, and litigation; product liability, intellectual property, shareholder-related, environmental-related, income tax, and other litigation, disputes, losses, and costs; failure to retain key personnel, prevent labor shortages, or manage labor costs; the failure of the Company’s R&D efforts to keep up with the rapid pace of technological development in the medical device industry; the risks relating to the impact of climate change and the risk of environmental, social, and governance pressures from internal and external stakeholders; failure to protect the Company’s proprietary intellectual property; failure of new acquisitions to further the Company’s strategic objectives or strengthen the Company’s existing businesses; the potential for impairments of intangible assets, goodwill, and other long-lived assets; risks relating to the Company’s indebtedness; effectiveness of the Company’s internal controls over financial reporting; changes in the Company’s profitability and/or failure to manage costs and expenses; fluctuations in future quarterly operating results and/or variations in revenue and operating expenses relative to estimates; changes in tax laws and regulations, including exposure to additional income tax liabilities; and other unknown or unpredictable factors that could harm the Company’s financial performance.
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
Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of future results, including the full fiscal year. Please also refer to the Company’s “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in LivaNova’s 2023 Form 10-K and in the Company’s Quarterly Reports on Form 10-Q.
FINANCIAL INFORMATION AND CURRENCY OF FINANCIAL STATEMENTS
All of the financial information included in this Report has been prepared in accordance with U.S. GAAP. The reporting currency of the Company’s condensed consolidated financial statements is USD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$318,120	$286,113	$931,607	$843,413
Cost of sales	92,856	84,310	280,088	262,330
Gross profit	225,264	201,803	651,519	581,083
Operating expenses:
Selling, general, and administrative	131,661	134,794	390,642	384,795
Research and development	48,805	46,541	139,206	147,651
Other operating expenses	9,180	16,010	29,641	29,145
Operating income	35,618	4,458	92,030	19,492
Interest expense	(15,878)	(14,986)	(47,303)	(43,232)
Loss on debt extinguishment	—	—	(25,482)	—
Foreign exchange and other income/(expense)	24,701	8,550	12,585	36,810
Income (loss) before tax	44,441	(1,978)	31,830	13,070
Income tax expense	11,525	5,308	24,469	11,776
Income (loss) from equity method investments	37	(32)	(18)	(87)
Net income (loss)	$32,953	$(7,318)	$7,343	$1,207

Basic income (loss) per share	$0.61	$(0.14)	$0.14	$0.02
Diluted income (loss) per share	$0.60	$(0.14)	$0.13	$0.02

Shares used in computing basic income (loss) per share	54,352	53,989	54,194	53,837
Shares used in computing diluted income (loss) per share	54,585	53,989	54,526	54,107

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$32,953	$(7,318)	$7,343	$1,207
Other comprehensive income (loss):
Unrealized loss on cash flow hedges	—	—	—	(966)
Tax effect	—	—	—	—
Net of tax	—	—	—	(966)
Foreign currency translation adjustment	26,116	(19,222)	1,180	(5,716)
Other comprehensive income (loss), net of tax	26,116	(19,222)	1,180	(6,682)
Comprehensive income (loss)	$59,069	$(26,540)	$8,523	$(5,475)

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$346,366	$266,504
Restricted cash	320,210	311,368
Accounts receivable, net of allowance of $12,129 at September 30, 2024 and $12,019 at December 31, 2023	197,162	215,072
Inventories	162,264	147,887
Prepaid and refundable taxes	23,858	20,145
Prepaid expenses and other current assets	43,253	27,182
Total Current Assets	1,093,113	988,158
Property, plant, and equipment, net	169,317	154,181
Goodwill	781,553	782,941
Intangible assets, net	248,545	261,178
Operating lease assets	51,599	50,845
Investments	18,097	22,843
Deferred tax assets	109,992	118,858
Long-term derivative assets	35,368	38,496
Other assets	14,374	12,063
Total Assets	$2,521,958	$2,429,563
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt obligations	$21,951	$18,111
Accounts payable	77,893	80,845
Accrued liabilities and other	104,523	107,301
Current litigation provision liability	16,098	10,756
Taxes payable	26,507	23,340
Accrued employee compensation and related benefits	77,430	94,630
Total Current Liabilities	324,402	334,983
Long-term debt obligations	604,287	568,543
Contingent consideration	81,240	80,902
Deferred tax liabilities	11,843	11,567
Long-term operating lease liabilities	44,078	45,388
Long-term employee compensation and related benefits	14,867	17,254
Long-term derivative liabilities	84,157	45,569
Other long-term liabilities	47,040	47,729
Total Liabilities	1,211,914	1,151,935
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 54,405,751 shares issued and 54,300,048 shares outstanding at September 30, 2024; 53,942,151 shares issued and 53,918,222 shares outstanding at December 31, 2023	83,112	82,533
Additional paid-in capital	2,212,932	2,189,517
Accumulated other comprehensive loss	(26,703)	(27,883)
Accumulated deficit	(959,141)	(966,484)
Treasury stock at cost, 105,703 ordinary shares at September 30, 2024; 23,929 ordinary shares at December 31, 2023	(156)	(55)
Total Stockholders’ Equity	1,310,044	1,277,628
Total Liabilities and Stockholders’ Equity	$2,521,958	$2,429,563
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net income	$7,343	$1,207
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	26,984	28,069
Loss on debt extinguishment	25,482	—
Depreciation	18,683	18,582
Amortization of debt issuance costs	15,692	14,246
Amortization of intangible assets	12,960	19,129
Deferred income tax expense	9,093	1,908
Amortization of operating lease assets	6,918	7,270
Impairment of investments	5,768	—
Remeasurement of derivative instruments	400	(25,730)
Remeasurement of contingent consideration to fair value	338	4,516
Other	1,453	605
Changes in operating assets and liabilities:
Accounts receivable, net	17,425	(8,239)
Inventories	(13,895)	(33,024)
Other current and non-current assets	(14,841)	(2,981)
Accounts payable and accrued current and non-current liabilities	(23,383)	(8,084)
Taxes payable	2,628	6,347
Litigation provision liability	5,283	(2,865)
Net cash provided by operating activities	104,331	20,956
Investing Activities:
Purchases of property, plant, and equipment	(36,701)	(22,062)
Purchase of investments	(846)	(6,570)
Other	95	439
Net cash used in investing activities	(37,452)	(28,193)
Financing Activities:
Proceeds from long-term debt obligations	335,513	50,000
Repayment of long-term debt obligations	(243,174)	(16,061)
Payment of debt extinguishment costs	(38,953)	—
Purchase of capped calls	(31,637)	—
Proceeds from unwind of capped calls	22,523	—
Payment of contingent consideration	(13,750)	—
Shares repurchased from employees for minimum tax withholding	(8,071)	(6,995)
Payment of debt issuance costs	(5,931)	—
Proceeds from exercise of stock options	5,028	19
Repayments of short-term borrowings (maturities greater than 90 days)	—	(1,901)
Other	447	1,440
Net cash provided by financing activities	21,995	26,502
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(170)	(2,161)
Net increase in cash, cash equivalents, and restricted cash	88,704	17,104
Cash, cash equivalents, and restricted cash at beginning of period	577,872	515,618
Cash, cash equivalents, and restricted cash at end of period	$666,576	$532,722
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of LivaNova and the notes thereto as of and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2023 has been derived from audited consolidated financial statements contained in LivaNova’s 2023 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries for the three and nine months ended September 30, 2024 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying LivaNova’s 2023 Form 10-K.
Cybersecurity Incident
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s information technology systems. Promptly after detecting the issue, LivaNova began an investigation with assistance from external cybersecurity experts and coordinated with law enforcement. The Company quickly implemented remediation measures to mitigate the impact of the incident. The Company also assessed the nature and scope of the affected data, analyzed its legal notification obligations, and notified affected individuals and regulators as required by applicable law. The Company believes the incident is contained and mitigation efforts are complete.
Through September 30, 2024, LivaNova incurred direct costs totaling $10.8 million in connection with this cybersecurity incident, including $2.5 million and $8.2 million during the three and nine months ended September 30, 2024, respectively. These costs primarily include external cybersecurity expert and legal fees, system restoration costs, and a $1.2 million provision related to the class action settlement, as discussed in “Note 6. Commitments and Contingencies,” and do not include business interruption losses. The Company expects to incur additional costs related to this incident in the future. LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that will likely limit the amount that the insurers may pay the Company. LivaNova has filed claims for insurance reimbursement of covered costs and business interruption losses related to this incident and has submitted additional claims and supplemental requests for reimbursement as new costs have been incurred. LivaNova has not yet received reimbursement or recognized a receivable. The Company’s insurance coverage will likely be insufficient to cover all costs and expenses related to this cybersecurity incident or may be unavailable to cover all costs and expenses related to this cybersecurity incident.
Significant Accounting Policies
LivaNova’s significant accounting policies are included within “Note 2. Basis of Presentation, Use of Accounting Estimates and Significant Accounting Policies” and “Note 3. Revenue Recognition” of LivaNova’s 2023 Form 10-K.
Note 2. Restructuring
From time to time, LivaNova initiates restructuring plans to leverage economies of scale, streamline distribution and logistics, and strengthen operational and administrative effectiveness to reduce overall costs.
On January 5, 2024, the Board of Directors of LivaNova approved the 2024 Restructuring Plan to enhance the Company’s focus on its core Cardiopulmonary and Neuromodulation segments. The main component of the 2024 Restructuring Plan was to wind down the ACS segment, which the Company anticipates will be substantially complete by the end of 2024. In connection with the 2024 Restructuring Plan, LivaNova expects to incur pre-tax restructuring charges in the range of $15.0 million to $20.0 million. The anticipated charges are comprised of $10.0 million to $12.0 million in severance expenses and retention bonuses and $5.0 million to $8.0 million in other expenses, including lease termination, facilities remediation, and asset disposal expenses. Retention bonuses will be earned over the period of service, which is expected to be over the full year of 2024. All future cash payments related to these restructuring charges are expected to be substantially paid out during 2024. These estimates are subject to change. LivaNova recognized restructuring expense under the 2024 Restructuring Plan of $1.5 million and $12.8 million in other operating expenses on its condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2024, respectively.

The following table presents a reconciliation of the beginning and ending balance of the accruals and other reserves recorded in connection with LivaNova’s restructuring plans included in accounts payable and accrued liabilities and other on the condensed consolidated balance sheets (in thousands):

	Employee Severance and Other Termination Costs	Other	Total
Balance at December 31, 2023 (1)	$911	$—	$911
Charges	10,377	2,466	12,843
Cash payments	(7,868)	(2,006)	(9,874)
Balance at September 30, 2024	$3,420	$460	$3,880
(1)Represents restructuring plans initiated prior to 2024.
The following table presents restructuring expense by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Neuromodulation	$—	$(6)	$—	$554
Other (1)	1,479	130	12,843	501
	$1,479	$124	$12,843	$1,055
(1)Other primarily includes restructuring expense not allocated to segments.
Note 3. Derivatives and Risk Management
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
If the derivative qualifies for hedge accounting, changes in the fair value of the derivative will be recorded in AOCI until the hedged item is recognized in earnings upon settlement/termination. Interest rate swap gains and losses in AOCI are reclassified to interest expense on LivaNova’s condensed consolidated statements of income (loss). LivaNova evaluates hedge effectiveness at inception. LivaNova had no designated hedging instruments as of September 30, 2024 and December 31, 2023.
Freestanding FX Derivatives
The gross notional amount of freestanding FX derivative contracts not designated as hedging instruments outstanding as of September 30, 2024 and December 31, 2023 was $158.9 million and $223.4 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. LivaNova recorded net losses of $5.0 million and net gains of $5.0 million for these freestanding derivatives for the three months ended September 30, 2024 and 2023, respectively, and net losses of $0.1 million and net gains of $4.1 million for the nine months ended September 30, 2024 and 2023, respectively. These gains and losses are included in foreign exchange and other income/(expense) on LivaNova’s condensed consolidated statements of income (loss).

Capped Call Derivatives
The Capped Call Transactions are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). The Capped Call Transactions are measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. For additional information, refer to “Note 5. Financing Arrangements.”
2025 Capped Calls
In June 2020, LivaNova issued the 2025 Notes. In connection with the pricing of the 2025 Notes, the Company entered into related privately-negotiated capped call transactions with certain financial institutions. Under the 2025 Capped Calls, the Company purchased a capped call option with an initial strike price of $60.98 and an initial cap price of $100.00 per share. The strike price, which is subject to certain adjustments, corresponds to the initial exchange price of the 2025 Notes. The 2025 Capped Calls are intended to offset any cash payments upon exchange of the 2025 Notes in excess of the principal amount; however, the proceeds are limited to the initial cap price in the event the Company’s share price exceeds the cap price at the time of an exchange. The 2025 Capped Calls expire on December 15, 2025, and must be settled in cash. The 2025 Capped Calls are subject to anti-dilution adjustments substantially similar to those applicable to the 2025 Notes and cover the number of LivaNova’s ordinary shares underlying the 2025 Notes. If the 2025 Capped Calls are terminated early, settlement occurs at their termination value, which is equal to their fair value at the time of the early termination. In connection with the issuance of the 2029 Notes, the Company repurchased an aggregate principal amount of $230.0 million of the 2025 Notes and unwound a corresponding portion of the 2025 Capped Calls at the fair value of such portion of the 2025 Capped Calls. The Company received $22.5 million in cash consideration, the fair value of the terminated portion, upon settlement. The terms of the remaining 2025 Capped Calls remain unchanged and continue to be classified as long-term derivative assets.
2029 Capped Calls
In March 2024, LivaNova issued the 2029 Notes. In connection with the pricing of the 2029 Notes, the Company entered into related privately-negotiated capped call transactions with certain financial institutions. Under the 2029 Capped Calls, the Company purchased a capped call option with an initial strike price of $69.40 and an initial cap price of $94.28 per share. The strike price, which is subject to certain adjustments, corresponds to the initial conversion price of the 2029 Notes. The 2029 Capped Calls are intended to offset any cash payments and/or cash equivalent value of ordinary shares upon conversion of the 2029 Notes if the market value per ordinary share is greater than the strike price, with such offsets being subject to the initial cap price of $94.28 per share. However, the proceeds under the 2029 Capped Calls are limited to the initial cap price in the event the Company’s share price exceeds the cap price at the time of conversion. The 2029 Capped Calls expire on March 15, 2029, and must be settled in cash. The 2029 Capped Calls are subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes and cover the number of LivaNova’s ordinary shares underlying the 2029 Notes. If the 2029 Capped Calls are terminated early, settlement occurs at their termination value, which is equal to their fair value at the time of the early termination. For transaction costs associated with entering into the 2029 Capped Calls, refer to “Additions” in the “Reconciliation of Level 3 Assets and Liabilities” table within “Note 4. Fair Value Measurements.”
Embedded Derivatives
The 2025 Notes and 2029 Notes each include terms resulting in a bifurcated embedded derivative. The Embedded Derivatives are measured at fair value using a binomial lattice model and estimated discounted cash flows that utilize observable and unobservable market data and are adjusted at the end of each reporting period, with the unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). For additional information, refer to “Note 5. Financing Arrangements.”
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

		Nine Months Ended September 30, 2023
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
The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

	Derivative Assets		Derivative Liabilities
September 30, 2024	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives (2025 Notes)	Long-term derivative assets	$5,771
Capped call derivatives (2029 Notes)	Long-term derivative assets	29,597
Embedded derivative (2025 Notes)			Long-term derivative liabilities	$7,188
Embedded derivative (2029 Notes)			Long-term derivative liabilities	76,969
FX derivative contracts	Prepaid expenses and other current assets	—	Accrued liabilities and other	2,245
Total derivatives not designated as hedging instruments		$35,368		$86,402

	Derivative Assets		Derivative Liabilities
December 31, 2023	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives (2025 Notes)	Long-term derivative assets	$38,496
Embedded derivative (2025 Notes)			Long-term derivative liabilities	$45,569
FX derivative contracts			Accrued liabilities and other	3,883
Total derivatives not designated as hedging instruments		$38,496		$49,452
(1)For the classification of inputs used to evaluate the fair value of LivaNova’s derivatives, refer to “Note 4. Fair Value Measurements.”

Note 4. Fair Value Measurements
LivaNova reviews its fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities in the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2024 and 2023.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the level in the fair value hierarchy at which the Company’s assets and liabilities are measured on a recurring basis (in thousands):

	Balance Sheet Location	September 30, 2024	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets:
Derivative assets - capped call derivatives (2025 Notes)	Long-term derivative assets	$5,771	$—	$—	$5,771
Derivative assets - capped call derivatives (2029 Notes)	Long-term derivative assets	29,597	—	—	29,597
		$35,368	$—	$—	$35,368
Liabilities:
Derivative liabilities - freestanding instruments (FX)	Accrued liabilities and other	$2,245	$—	$2,245	$—
Derivative liabilities - embedded derivative (2025 Notes)	Long-term derivative liabilities	7,188	—	—	7,188
Derivative liabilities - embedded derivative (2029 Notes)	Long-term derivative liabilities	76,969	—	—	76,969
Contingent consideration arrangement	Contingent consideration	81,240	—	—	81,240
		$167,642	$—	$2,245	$165,397

	Balance Sheet Location	December 31, 2023	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets:
Derivative assets - capped call derivatives (2025 Notes)	Long-term derivative assets	$38,496	$—	$—	$38,496
Convertible notes receivable	Other assets	275	—	—	275
		$38,771	$—	$—	$38,771
Liabilities:
Derivative liabilities - freestanding instruments (FX)	Accrued liabilities and other	$3,883	$—	$3,883	$—
Derivative liabilities - embedded derivative (2025 Notes)	Long-term derivative liabilities	45,569	—	—	45,569
Contingent consideration arrangement	Contingent consideration	80,902	—	—	80,902
Contingent consideration arrangement	Accrued liabilities and other	13,750	—	—	13,750
		$144,104	$—	$3,883	$140,221

Reconciliation of Level 3 Assets and Liabilities
The following tables present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30, 2024
	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	Contingent Consideration Liability Arrangement
June 30, 2024	$7,439	$32,114	$275	$10,017	$95,392	$81,174
Changes in fair value	(1,668)	(2,517)	(275)	(2,829)	(18,423)	66
September 30, 2024	$5,771	$29,597	$—	$7,188	$76,969	$81,240

	Three Months Ended September 30, 2023
	Capped Call Derivative Assets (2025 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Contingent Consideration Liability Arrangements
June 30, 2023	$42,034	$275	$53,705	$92,626
Changes in fair value	1,635	—	(402)	(2,818)
September 30, 2023	$43,669	$275	$53,303	$89,808

	Nine Months Ended September 30, 2024
	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	Contingent Consideration Liability Arrangements
December 31, 2023	$38,496	$—	$275	$45,569	$—	$94,652
Additions	—	31,637	—	—	87,457	—
Cash receipt	(22,524)	—	—	—	—	—
Payment	—	—	—	(36,915)	—	(13,750)
Changes in fair value	(10,201)	(2,040)	(275)	(1,466)	(10,488)	338
September 30, 2024	$5,771	$29,597	$—	$7,188	$76,969	$81,240

	Nine Months Ended September 30, 2023
	Capped Call Derivative Assets (2025 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Contingent Consideration Liability Arrangements
December 31, 2022	$54,393	$285	$85,675	$85,292
Changes in fair value	(10,724)	(10)	(32,372)	4,516
September 30, 2023	$43,669	$275	$53,303	$89,808
Stock Price Volatility
The following table presents the stock price volatility utilized in determining the fair value of LivaNova’s capped call derivative assets and embedded derivative liabilities:

September 30, 2024	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)
Stock price volatility (1)	40%	37%	40%	37%
(1)    The Embedded Derivatives and Capped Call Transactions are classified as Level 3 because the Company uses historical volatility and implied volatility from actual options traded to determine expected stock price volatility, an unobservable input that is significant to the valuation. In general, an increase in LivaNova’s stock price or stock price volatility would increase the fair value of the Embedded Derivatives and Capped Call Transactions which would result in an increase in net expense. As the remaining time to the expiration of the derivatives decreases, the fair value of the derivatives decreases. The future impact of the derivatives on net income depends on how significant inputs such as stock price, stock price volatility, and time to the expiration of the derivatives change in relation to other inputs.
Contingent Consideration Arrangements
The following table presents the fair value of LivaNova’s Level 3 contingent consideration arrangements by acquisition (in thousands):

	September 30, 2024	December 31, 2023
ImThera	$81,240	$80,902
ALung	—	13,750
	$81,240	$94,652
The ImThera business combination involved contingent consideration arrangements comprised of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnouts are valued using projected sales from LivaNova’s internal strategic plan. These arrangements are Level 3 fair value measurements and included the following significant unobservable inputs as of September 30, 2024:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	7.7%
		Probability of payment	85%
		Projected payment year	2026

Sales-based earnout	Monte-Carlo simulation	Risk-adjusted discount rate	14.6% - 14.7%
		Credit risk discount rate	7.8% - 8.2%
		Revenue volatility	27.1%
		Probability of payment	85%
		Projected years of earnout	2027 - 2030
Note 5. Financing Arrangements
The following table presents a summary of LivaNova’s long-term debt obligations (in thousands, except interest rates):

	September 30, 2024	December 31, 2023	Maturity	Interest Rate
Term Facilities	$316,803	$328,459	July 2027	8.66%
2029 Notes	253,863	—	March 2029	2.50%
2025 Notes	52,919	255,500	December 2025	3.00%
Bank of America, U.S.	1,500	1,500	January 2025	8.19%
Other	455	568
Total long-term facilities	625,540	586,027
Less: Current portion of long-term debt	21,253	17,484
Total long-term debt obligations	$604,287	$568,543
Revolving Credit and Term Facilities
The outstanding principal amount of LivaNova’s short-term unsecured revolving credit agreements and other agreements with various banks was $0.7 million at September 30, 2024 and $0.6 million at December 31, 2023, with an average interest rate of 4.94% and loan terms ranging from overnight to 364 days as of September 30, 2024.
On March 8, 2024, LivaNova and LivaNova USA entered into Incremental Facility Amendment No. 3, which provides for LivaNova USA to obtain revolving commitments in an aggregate principal amount of $225.0 million. The $225.0 million revolving facility is subject to the terms and conditions of the 2021 First Lien Credit Agreement, as amended thereof, and replaced the previously existing $125.0 million revolving facility under the 2021 First Lien Credit Agreement. The $225.0 million revolving facility is available for working capital and other general corporate purposes and, if drawn, can be repaid at any time without premium or penalty. The $225.0 million revolving facility matures on March 8, 2029. There were no outstanding borrowings under the revolving facilities under the 2021 First Lien Credit Agreement as of September 30, 2024 and December 31, 2023.
The 2021 First Lien Credit Agreement, as amended, also requires the payment of certain commitment fees on the unused portion of the commitments, at a variable percentage based on LivaNova’s Total Net Leverage Ratio. As of September 30, 2024 and December 31, 2023, the applicable commitment fee percentage was 0.5% per annum.
The 2021 First Lien Credit Agreement, as amended, contains customary representations, warranties, and covenants, including the requirement to maintain a Senior Secured First Lien Net Leverage Ratio of not more than 3.50 to 1.00, calculated as the ratio of Consolidated Senior Secured First Lien Net Indebtedness to Consolidated EBITDA, as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date and an Interest Coverage Ratio of not less than 2.00 to 1.00, calculated as the ratio of Consolidated EBITDA to Consolidated Interest Expense, both as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date. As of September 30, 2024, the Company was in compliance with the financial covenants contained in the 2021 First Lien Credit Agreement.
Debt discount and issuance costs related to the Initial Term Facility were $9.6 million. The unamortized debt discount and issuance costs related to the Initial Term Facility were $5.4 million and $6.8 million as of September 30, 2024 and December 31, 2023, respectively.
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
The 2025 Notes Repurchase Transaction was treated as a debt extinguishment. The carrying value of the related 2025 Notes, which included the unamortized debt discount and issuance costs and the fair value of the embedded derivative, was derecognized, and the 2029 Notes issued were recognized at fair value. The difference between the consideration used to extinguish the 2025 Notes, the carrying value of the 2025 Notes, and the fair value of the embedded derivative was recognized as a loss on debt extinguishment of $25.5 million on LivaNova’s condensed consolidated statements of income (loss) during the nine months ended September 30, 2024. Third-party costs incurred directly related to the 2025 Notes Repurchase Transaction were deferred and capitalized as additional debt issuance costs to be amortized on the 2029 Notes.
Contemporaneously with the 2025 Notes Repurchase Transaction, the Company and the financial institutions party to the 2025 Capped Calls agreed to terminate a portion of the 2025 Capped Calls in a notional amount corresponding to the amount of 2025 Notes repurchased. The Company received $22.5 million in cash consideration, the fair value of the terminated portion, upon settlement. The terms of the remaining 2025 Capped Calls remain unchanged and continue to be classified as long-term derivative assets. For additional information on LivaNova’s capped call and embedded derivatives, refer to “Note 3. Derivatives and Risk Management.”
2029 Notes
The sale of the 2029 Notes resulted in $332.1 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on March 15 and September 15 of each year. The effective interest rate of the 2029 Notes was 9.79% as of September 30, 2024. The 2029 Notes mature on March 15, 2029, unless earlier repurchased, redeemed or converted.
Debt discount and issuance costs related to the 2029 Notes were $99.6 million, including $87.5 million of discount attributable to the embedded derivative and $12.1 million of new debt issuance costs related to the 2029 Notes. The debt discount and issuance costs are amortized as interest expense using the effective interest method over the term of the 2029 Notes. The unamortized debt discount and issuance costs related to the 2029 Notes as of September 30, 2024 were $91.1 million.
Holders are entitled to convert the 2029 Notes at any time during specified periods, at their option, subject to certain conditions. This includes the right to convert the 2029 Notes during any calendar quarter if the last reported sale price of LivaNova’s ordinary shares is greater than or equal to 130% of the conversion price, or $90.22 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The initial conversion rate for the 2029 Notes is 14.4085 ordinary shares per $1,000 principal amount of 2029 Notes (equivalent to an initial conversion price of $69.40 per share). The conversion rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the 2029 Notes.

As of September 30, 2024, the conditions for conversion were not met. As a result, the Company included its obligations from the 2029 Notes and the associated embedded derivative as long-term liabilities on the condensed consolidated balance sheet as of September 30, 2024, and the 2029 Notes are not convertible during the three months ending December 31, 2024.
Upon any conversion of the 2029 Notes, LivaNova will be required to pay cash up to the aggregate principal amount of the 2029 Notes to be converted and may elect to settle the conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted in cash, shares, or a combination of the two.
On or after December 15, 2028, holders may convert their 2029 Notes at their option at any time until the close of business on the second Scheduled Trading Day (as defined in the indenture governing the 2029 Notes) immediately preceding the maturity date.
The Company may redeem the 2029 Notes, in whole or in part, at its option on or after March 22, 2027 for cash if the last reported sale price of LivaNova’s ordinary share has been at least 130% of the conversion price, or $90.22 per share, then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. Additionally, the Company may redeem the 2029 Notes at its option, prior to the stated maturity, in whole but not in part, in connection with certain tax-related events.
Holders may require the Company to repurchase their 2029 Notes upon the occurrence of a Fundamental Change (as defined in the indenture governing the 2029 Notes) at a repurchase price equal to the principal amount thereof plus accrued and unpaid interest to, but excluding, the repurchase date. In addition, in connection with certain corporate events or if the Company issues a notice of redemption, the Company will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2029 Notes in connection with such corporate event or during the relevant redemption period.
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
2025 Notes
On June 17, 2020, LivaNova USA issued $287.5 million aggregate principal amount of 3.00% notes due 2025 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2025 Notes are senior unsecured obligations of the Company. The sale of the 2025 Notes resulted in $278.0 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on June 15 and December 15 of each year. On March 8, 2024, in connection with the issuance of the 2029 Notes, the Company used part of the net proceeds to repurchase $230.0 million aggregate principal amount of the 2025 Notes in privately-negotiated transactions. For additional information, refer to “2029 Notes Issuance and 2025 Notes Repurchase Transactions” above. The effective interest rate of the 2025 Notes was 9.16% as of September 30, 2024. The 2025 Notes mature on December 15, 2025, unless earlier exchanged, repurchased, or redeemed.
Debt discount and issuance costs related to the 2025 Notes were $82.0 million, including $75.0 million of discount attributable to the embedded derivative and $7.0 million of allocated issuance costs to the 2025 Notes related to legal, bank, and accounting fees. The debt discount and issuance costs are amortized as interest expense using the effective interest method over the term of the 2025 Notes. Upon the closing of the 2025 Notes Repurchase Transaction in March 2024, the remaining unamortized debt discount and issuance costs related to the 2025 Notes were $5.8 million. The unamortized debt discount and issuance costs related to the 2025 Notes as of September 30, 2024 and December 31, 2023 were $4.6 million and $32.0 million, respectively.
Holders are entitled to exchange the 2025 Notes at any time during specified periods, at their option, subject to certain conditions. This includes the right to exchange the 2025 Notes during any calendar quarter if the last reported sale price of LivaNova’s ordinary shares is greater than or equal to 130% of the exchange price, or $79.27 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. The 2025 Notes are exchangeable solely into cash and are not exchangeable into ordinary shares of LivaNova or any other security under any circumstances. The initial exchange rate for the 2025 Notes is 16.3980 ordinary shares per $1,000 principal amount of 2025 Notes (equivalent to an initial exchange price of $60.98 per share). The exchange rate is subject to adjustment in certain circumstances, as set forth in the indenture governing the 2025 Notes.

As of September 30, 2024, the conditions for exchange were not met. As a result, the Company included its obligations from the 2025 Notes and the associated embedded derivative as long-term liabilities on the condensed consolidated balance sheet as of September 30, 2024, and the 2025 Notes are not exchangeable during the three months ending December 31, 2024.
On or after September 15, 2025, holders may exchange their 2025 Notes at their option at any time until the close of business on the second Scheduled Trading Day (as defined in the indenture governing the 2025 Notes) immediately preceding the maturity date.
The Company may redeem the 2025 Notes, in whole or in part, at its option prior to the 51st scheduled trading day immediately preceding the maturity date if the last reported sale price per ordinary share has been at least 130% of the exchange price, or $79.27 per share, then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Additionally, the Company may redeem the 2025 Notes at its option, prior to the stated maturity, in whole but not in part, in connection with certain tax-related events.
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
Although there is no legal obligation to begin any work or deliver the hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of September 30, 2024 was €35.5 million ($39.6 million), which represented the low end of the estimated range of loss of €35.5 million ($39.6 million) to €45.3 million ($50.6 million). The estimated liability as of December 31, 2023 was €35.8 million ($39.7 million).
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
In 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin €292,000 ($326,191 as of September 30,

2024) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal. On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the spin-off of Sorin from SNIA in 2004, an estimated €572.1 million ($639.1 million as of September 30, 2024). LivaNova appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of €453.6 million ($506.7 million as of September 30, 2024). LivaNova appealed the decision on damages in December 2021. On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision has been reached on the appeal to the Italian Supreme Court. This suspension was subject to LivaNova providing a first demand bank guarantee of €270.0 million ($301.6 million as of September 30, 2024) within 30 calendar days, and on March 21, 2022, LivaNova delivered the guarantee, thereby satisfying the condition. For additional information on the financing of the guarantee, refer to “Note 12. Supplemental Financial Information.”
In 2022, in response to one of a number of appeals asserted by LivaNova, the Italian Supreme Court issued an ordinance, a procedural document, whereby the Italian Supreme Court referred a question on interpretation of a European directive on demergers to the ECJ. Specifically, the ordinance asked the ECJ to provide a binding decision as to whether a company resulting from a demerger can be held jointly and severally liable not only for the established liabilities of the demerged company that were articulated at the time of demerger, but also for the environmental liabilities of the demerged company that materialized after the demerger which are derived from actions performed prior to the demerger. On July 29, 2024, the ECJ issued a judgment in response to the ordinance. The ECJ judgment states that a demerged company can be held responsible for liabilities not established prior to a demerger as long as the liabilities derive from the conduct of a demerged company prior to the demerger. The ECJ judgment also states that national law should determine whether liability for damages stemming from conduct after a demerger can be assigned to a demerged company. The Italian Supreme Court is expected to issue a decision in response to all of the appeals of LivaNova, and counter-appeals submitted by the Public Administrations. While the timing of the decision by the Italian Supreme Court is uncertain, the Company does not expect that a decision will be issued until at least 2025. LivaNova has not recognized a liability in connection with this matter because any potential loss is not currently probable.
Product Liability Litigation
The Company continues to be involved in litigation involving LivaNova’s 3T device. The litigation includes the cases remaining in the MDL, various U.S. state court cases, and claims in jurisdictions outside the U.S. As of October 30, 2024, the Company was aware of approximately 65 filed and unfiled claims worldwide. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
During the three and nine months ended September 30, 2024, LivaNova recorded an additional liability of $7.7 million and $16.8 million, respectively, due to new information received about the nature of certain claims. As of September 30, 2024 and December 31, 2023, the provision for these matters was $19.2 million and $13.9 million, respectively. While the amount accrued represents LivaNova’s best estimate for those filed and unfiled claims worldwide of which LivaNova is aware and believes are both probable and estimable at this time, the actual liability for resolution of these matters may vary from the Company’s provision. A provision for the remaining claims has not been recorded, because a potential loss is not determined to be probable, or a potential loss or range of potential loss is not reasonably estimable at this time.
The following table presents the changes in the litigation provision liability for the nine months ended September 30, 2024 (in thousands):

Total litigation provision liability at December 31, 2023	$13,860
Payments	(11,515)
Adjustments (1)	16,798
FX and other	86
Total litigation provision liability at September 30, 2024	19,229
Less: Current portion of litigation provision liability at September 30, 2024	16,098
Long-term portion of litigation provision liability at September 30, 2024 (2)	$3,131
(1)Adjustments to the litigation provision are included in other operating expenses on the condensed consolidated statements of income (loss).

(2)Included in other long-term liabilities on the condensed consolidated balance sheets.
Italian MedTech Payback Measure
As previously disclosed, in 2015, the Italian Parliament introduced rules regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a payback measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In the intervening years since the rules were first issued, there has been considerable uncertainty about how the law will operate and what the exact timeline is for finalization. In August 2022, a decree was published which provided guidance and timetables for the rule. In response, LivaNova filed an appeal at the Administrative Court against the Decree of the Ministry of Health, assessing the amount payable and against the payback law. LivaNova also filed appeals against the regions requesting payments. In August 2023, the Administrative Court upheld LivaNova’s request to suspend the effect of the requests for payment by the regions, pending the decision by the Administrative Court on the merits of the case. In November 2023, the Administrative Court, in a separate matter, asked the Constitutional Court whether the payback law was compliant with the Italian Constitution and pending the decision by the Constitutional Court, all cases brought by medical device companies in this matter were suspended. On July 22, 2024, the Constitutional Court determined that the payback law is compliant with the Italian Constitution and that companies may reduce their payment obligations between 2015-2018 to 48% of the amount originally charged to companies. Based on market and product information, as previously disclosed, and the recent ruling by the Constitutional Court, the amount reserved for this matter was $16.8 million and $8.2 million as of September 30, 2024 and December 31, 2023, respectively, and is included in accrued liabilities and other in the condensed consolidated balance sheets. However, the actual liability could vary. Amounts recognized associated with the Italian MedTech payback measure are recorded as a reduction to net revenue in the condensed consolidated statements of income (loss).
Cyber Litigation
In connection with the cybersecurity incident initially reported on November 20, 2023, LivaNova USA was named as a defendant in six putative class action lawsuits filed in the United States District Court for the Southern District of Texas in June and July 2024. Those cases were consolidated in a single action, and the plaintiffs filed against LivaNova USA a consolidated class action complaint, which asserted claims of negligence, breach of contract, and violation of various state consumer protection laws. The plaintiffs sought damages, equitable/injunctive relief, and attorney’s fees, costs, and expenses, among other relief. The parties entered into mediation and have agreed to a settlement, for which the Company recorded an accrual of $1.2 million during the quarter ended September 30, 2024. The settlement is currently being memorialized and will be subject to court approval.
Other Matters
Additionally, LivaNova is the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of LivaNova’s business. These matters are subject to many uncertainties and outcomes that are not predictable and that may not be known for extended periods of time. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on LivaNova’s consolidated results of operations, financial position, or liquidity.

Note 7. Stockholders' Equity
The tables below present the condensed consolidated statements of stockholders’ equity as of and for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
June 30, 2024	54,404	$83,070	$2,204,580	$(195)	$(52,819)	$(992,094)	$1,242,542
Stock-based compensation plans	2	42	8,352	39	—	—	8,433
Net income	—	—	—	—	—	32,953	32,953
Other comprehensive income	—	—	—	—	26,116	—	26,116
September 30, 2024	54,406	$83,112	$2,212,932	$(156)	$(26,703)	$(959,141)	$1,310,044

June 30, 2023	53,904	$82,441	$2,169,346	$(95)	$(35,579)	$(975,505)	$1,240,608
Stock-based compensation plans	—	50	11,315	39	—	—	11,404
Net loss	—	—	—	—	—	(7,318)	(7,318)
Other comprehensive loss	—	—	—	—	(19,222)	—	(19,222)
September 30, 2023	53,904	$82,491	$2,180,661	$(56)	$(54,801)	$(982,823)	$1,225,472

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
December 31, 2023	53,942	$82,533	$2,189,517	$(55)	$(27,883)	$(966,484)	$1,277,628
Issuance of shares	—	440	—	(440)	—	—	—
Stock-based compensation plans	464	139	23,415	339	—	—	23,893
Net income	—	—	—	—	—	7,343	7,343
Other comprehensive income	—	—	—	—	1,180	—	1,180
September 30, 2024	54,406	$83,112	$2,212,932	$(156)	$(26,703)	$(959,141)	$1,310,044

December 31, 2022	53,852	$82,424	$2,157,724	$(375)	$(48,119)	$(984,030)	$1,207,624
Stock-based compensation plans	52	67	22,937	319	—	—	23,323
Net income	—	—	—	—	—	1,207	1,207
Other comprehensive loss	—	—	—	—	(6,682)	—	(6,682)
September 30, 2023	53,904	$82,491	$2,180,661	$(56)	$(54,801)	$(982,823)	$1,225,472

The tables below present the change in each component of AOCI, net of tax, and the reclassifications out of AOCI into net income for the nine months ended September 30, 2024 and 2023 (in thousands):

Foreign Currency Translation Adjustments (1)
December 31, 2023	$(27,883)
Other comprehensive income before reclassifications, before tax	1,180
Tax expense	—
Other comprehensive income net of reclassifications, before tax	1,180
Net current-period other comprehensive income, net of tax	1,180
September 30, 2024	$(26,703)

	Change in Unrealized Gain on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
December 31, 2022	$966	$(49,085)	$(48,119)
Other comprehensive loss before reclassifications, before tax	(433)	(5,716)	(6,149)
Tax expense	—	—	—
Other comprehensive loss before reclassifications, net of tax	(433)	(5,716)	(6,149)
Reclassification of gain from accumulated other comprehensive loss, before tax	(533)	—	(533)
Reclassification of tax expense	—	—	—
Reclassification of gain from accumulated other comprehensive loss, after tax	(533)	—	(533)
Net current-period other comprehensive loss, net of tax	(966)	(5,716)	(6,682)
September 30, 2023	$—	$(54,801)	$(54,801)
(1)Taxes were not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 8. Stock-Based Incentive Plans
Stock-Based Plans
During the nine months ended September 30, 2024, LivaNova issued stock-based compensatory awards with terms approved by the Compensation and Human Capital Management Committee of LivaNova’s Board of Directors. The awards with service conditions generally vest ratably over four years and are subject to forfeiture unless service conditions are met. The market performance-based awards that were issued cliff vest after three years, subject to the rank of LivaNova’s total shareholder return for the three-year period ending December 31, 2026, relative to the total shareholder returns of the S&P Healthcare Equipment Select Constituents index. The adjusted free cash flow and return on invested capital operating performance-based awards that were issued cliff vest after three years, subject to the achievement of certain thresholds of cumulative results for the three-year period ending December 31, 2026. Compensation expense related to awards granted during 2024 for the three and nine months ended September 30, 2024 was $3.4 million and $6.0 million, respectively.
Stock-based awards may be granted under the 2015 Plan and the A&R 2022 Plan in the form of stock options, SARs, RSUs, and other stock-based and cash-based awards. As of September 30, 2024, under the 2015 Plan, there were 90,081 shares available for future grants to LivaNova’s non-executive directors and under the A&R 2022 Plan, there were 1,496,770 shares pursuant to stock options or SARs and 948,029 shares pursuant to other types of awards available for future grants to LivaNova’s employees. In June 2024, the Company’s shareholders approved amendments to the 2015 Plan and the A&R 2022 Plan. The 2015 Plan Amendment increased the number of shares that can be issued from 50,000 to 150,000. The A&R 2022 Plan Amendment increased the number of shares that can be issued pursuant to options or SARs from 2,250,000 to 2,950,000, and the number of shares that can be issued pursuant to other types of awards from 1,500,000 to 2,000,000.

Stock-Based Compensation
Stock-based incentive plan compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service-based RSUs	$4,288	$5,690	$13,662	$16,103
Service-based SARs	3,480	3,886	10,003	10,713
Market performance-based RSUs	257	1,071	1,303	392
Operating performance-based RSUs	255	866	1,119	7
Employee share purchase plan	279	266	897	854
	$8,559	$11,779	$26,984	$28,069
Stock-based compensation agreements issued during the nine months ended September 30, 2024, representing potential shares and their weighted average grant date fair values by type, is as follows (shares in thousands, fair value in dollars):

	Nine Months Ended September 30, 2024
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	729,482	$26.28
Service-based RSUs	411,799	$55.15
Market performance-based RSUs	69,797	$74.32
Operating performance-based RSUs	69,790	$55.33
Note 9. Income Taxes
LivaNova PLC is a resident in the UK. LivaNova’s effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, valuation allowances, tax credits and incentives, and unrecognized tax benefits associated with uncertain tax positions. LivaNova’s tax returns are periodically audited or subjected to review by tax authorities. The Company operates in multiple jurisdictions worldwide and assesses the recoverability of its deferred tax assets for each period and jurisdiction by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Depending on operating results in the future, a release of a valuation allowance could occur within the next 12 months. The timing and amount of the valuation allowance release could vary based on the Company’s assessment of all available evidence.
LivaNova’s effective income tax rate for the three and nine months ended September 30, 2024 was 25.9% and 76.9%, respectively, compared to (268.4)% and 90.1% for the three and nine months ended September 30, 2023, respectively. The change in the effective tax rate for both the three and nine months ended September 30, 2024, compared to the prior year periods, was primarily attributable to changes in valuation allowances, year-over-year changes in income before tax in countries with varying statutory tax rates, and certain discrete tax items.
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

Note 10. Earnings Per Share
The following table presents basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic income (loss) per share	$0.61	$(0.14)	$0.14	$0.02
Diluted income (loss) per share	$0.60	$(0.14)	$0.13	$0.02
The following table presents the reconciliations of net income (loss) and weighted average shares outstanding used in the calculations of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator (1):
Net income (loss) - basic and diluted	$32,953	$(7,318)	$7,343	$1,207

Denominator:
Weighted average shares outstanding - basic	54,352	53,989	54,194	53,837
Add: Dilutive effect of share-based compensation and convertible debt instruments (1) (2)	233	—	332	270
Weighted average shares outstanding - diluted	54,585	53,989	54,526	54,107
(1)For the three and nine months ended September 30, 2024, the 2029 Notes were outstanding and potentially dilutive securities, but were excluded from the computation of diluted earnings per share, because their effect would have been anti-dilutive.
(2)Excluded from the computation of diluted earnings per share were stock options, SARs, and RSUs totaling 3.1 million and 4.0 million for the three months ended September 30, 2024 and 2023, respectively, and 2.8 million and 3.1 million for the nine months ended September 30, 2024 and 2023, respectively, because to include them would have been anti-dilutive under the treasury stock method.
Note 11. Geographic and Segment Information
Segment Information
LivaNova identifies operating segments based on how it manages, evaluates, and internally reports its business activities to develop and execute its strategy, allocate resources, and assess performance. Prior to the first quarter of 2024, LivaNova operated through three segments: Cardiopulmonary, Neuromodulation, and ACS. During the first quarter of 2024, the Company reorganized its operating and reporting structure upon initiating the 2024 Restructuring Plan. This involved transitioning all ACS standalone cannulae and accessories, including ProtekDuo and transseptal (TandemHeart) cannulae, into its Cardiopulmonary segment. Operations for other ACS products, including LifeSPARC and Hemolung systems, will be discontinued by the end of 2024. For additional information, refer to “Note 2. Restructuring.” This restructuring, along with changes in how the Company’s CODM regularly reviews information, allocates resources, and assesses performance, resulted in modifications to LivaNova’s reportable segments. Specifically, LivaNova’s former ACS segment is now included in “Other,” excluding the ACS standalone cannulae and accessories business, which is now included in the Cardiopulmonary reportable segment. As a result, LivaNova now has two reportable segments: Cardiopulmonary and Neuromodulation. Net revenue of the Company’s reportable segments includes revenues from the sale of products that each reportable segment develops and manufactures or distributes. The segment financial information presented herein reflects these changes for all periods presented.
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

LivaNova operates under three geographic regions: U.S., Europe, and Rest of World. The following table presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cardiopulmonary
United States	$62,504	$52,281	$177,954	$141,891
Europe (1)	40,894	35,484	120,387	111,208
Rest of World	68,841	61,190	203,503	185,713
	172,239	148,955	501,844	438,812
Neuromodulation
United States	112,906	102,475	330,518	301,029
Europe (1)	11,922	12,661	40,919	41,066
Rest of World	15,033	13,744	45,172	40,689
	139,861	128,880	416,609	382,784
Other Revenue (2)	6,020	8,278	13,154	21,817
Totals (3)
United States	179,828	161,583	519,985	461,823
Europe (1)	52,815	48,129	158,414	152,231
Rest of World	85,477	76,401	253,208	229,359
	$318,120	$286,113	$931,607	$843,413
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cardiopulmonary	$21,669	$(2,192)	$56,007	$19,794
Neuromodulation	49,533	41,930	151,023	107,084
Segment income	71,202	39,738	207,030	126,878
Other income/(expense)	(35,584)	(35,280)	(115,000)	(107,386)
Operating income	35,618	4,458	92,030	19,492
Interest expense (1)	(15,878)	(14,986)	(47,303)	(43,232)
Loss on debt extinguishment	—	—	(25,482)	—
Foreign exchange and other income/(expense)	24,701	8,550	12,585	36,810
Income (loss) before tax	$44,441	$(1,978)	$31,830	$13,070
(1)“Interest expense” includes contractual interest expense associated with LivaNova’s short and long-term financing arrangements and the amortization of debt discount and issuance costs of $5.5 million and $15.7 million for the three and nine months ended September 30, 2024, respectively, and $4.7 million and $14.2 million for the three and nine months ended September 30, 2023, respectively.

The following table presents assets by reportable segment (in thousands):

	September 30, 2024	December 31, 2023
Cardiopulmonary	$966,769	$964,735
Neuromodulation	635,272	647,391
Other assets (1)	919,917	817,437
	$2,521,958	$2,429,563
(1)“Other assets” primarily includes corporate assets not allocated to segments and the assets of LivaNova’s former ACS reportable segment.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cardiopulmonary	$7,383	$4,144	$18,657	$11,485
Neuromodulation	1,379	597	2,380	1,089
Other capital expenditures (1)	5,318	3,441	13,241	9,514
	$14,080	$8,182	$34,278	$22,088
(1)“Other capital expenditures” primarily includes corporate capital expenditures not allocated to segments and capital expenditures of LivaNova’s former ACS reportable segment.
The following table presents changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2024 (in thousands):

	Cardiopulmonary	Neuromodulation	Total
December 31, 2023	$384,187	$398,754	$782,941
Foreign currency adjustments	(1,388)	—	(1,388)
September 30, 2024	$382,799	$398,754	$781,553
Geographic Information
The following table presents property, plant, and equipment, net by geographic region (in thousands):

	September 30, 2024	December 31, 2023
United States	$73,323	$62,701
Europe	89,226	85,606
Rest of World	6,768	5,874
	$169,317	$154,181
Note 12. Supplemental Financial Information
The following table presents the components of inventories (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$74,339	$81,878
Work-in-process	17,617	12,901
Finished goods	70,308	53,108
	$162,264	$147,887
As of September 30, 2024 and December 31, 2023, inventories included adjustments totaling $21.1 million and $24.4 million, respectively, to record balances at lower of cost or net realizable value.

The following table presents the components of accrued liabilities and other (in thousands):

	September 30, 2024	December 31, 2023
Legal and professional costs	$19,075	$17,794
Italian MedTech payback measure	16,756	8,223
Contract liabilities	10,279	10,725
Operating lease liabilities	9,477	8,362
Interest payable	7,359	7,840
Research and development costs	6,232	2,462
Provisions for agents, returns, and other	4,570	4,464
Royalty accrual	4,400	4,441
Restructuring liability	3,384	911
Current derivative liabilities	2,245	3,883
Contingent consideration	—	13,750
Other accrued expenses	20,746	24,446
	$104,523	$107,301
As of September 30, 2024 and December 31, 2023, contract liabilities totaling $13.7 million and $15.3 million, respectively, were included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.
The following table presents the items included in foreign exchange and other income/(expense) on the condensed consolidated statements of income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Embedded derivative fair value adjustment (2025 Notes) (1)	$2,829	$402	$1,466	$32,372
Embedded derivative fair value adjustment (2029 Notes) (1)	18,423	—	10,488	—
Capped call fair value adjustment (2025 Notes) (1)	(1,668)	1,635	(10,201)	(10,724)
Capped call fair value adjustment (2029 Notes) (1)	(2,517)	—	(2,040)	—
Impairment of investment in ShiraTronics (2)	—	—	(5,750)	—
Foreign exchange rate fluctuations	220	420	(2,885)	(588)
Interest income	7,139	5,921	21,497	15,985
Other	275	172	10	(235)
	$24,701	$8,550	$12,585	$36,810
(1)Refer to “Note 4. Fair Value Measurements.”
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
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the amounts shown on the condensed consolidated statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$346,366	$266,504
Restricted cash (1)	320,210	311,368
	$666,576	$577,872
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
Macroeconomic Environment
The current macroeconomic environment, including inflationary pressures, geopolitical instability, and supply chain challenges, has impacted and may continue to impact LivaNova’s business and profitability. Furthermore, LivaNova continues to experience logistical, capacity, and labor constraints. However, to date, the Company’s supply of raw materials and the production and distribution of finished products have not been materially affected. The Company continues to respond to such challenges, and while LivaNova has business continuity plans in place, the impact of the ongoing challenges the Company is navigating, along with their potential escalation, may adversely affect its business.
Cybersecurity Incident
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s information technology systems. Promptly after detecting the issue, LivaNova began an investigation with assistance from external cybersecurity experts and coordinated with law enforcement. The Company quickly implemented remediation measures to mitigate the impact of the incident. The Company also assessed the nature and scope of the affected data, analyzed its legal notification obligations, and notified affected individuals and regulators as required by applicable law. The Company believes the incident is contained and mitigation efforts are complete.
Through September 30, 2024, LivaNova incurred direct costs totaling $10.8 million in connection with this cybersecurity incident, including $2.5 million and $8.2 million during the three and nine months ended September 30, 2024, respectively. These costs primarily include external cybersecurity expert and legal fees, system restoration costs, and a $1.2 million provision related to the class action settlement, as discussed in “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Report, and do not include business interruption losses. The Company expects to incur additional costs related to this incident in the future. LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that will likely limit the amount that the insurers may pay the Company. LivaNova has filed claims for insurance reimbursement of covered costs and business interruption losses related to this incident and has submitted additional claims and supplemental requests for reimbursement as new costs have been incurred. LivaNova has not yet received reimbursement or recognized a receivable. The Company’s insurance coverage will likely be insufficient to cover all costs and expenses related to this cybersecurity incident or may be unavailable to cover all costs and expenses related to this cybersecurity incident.
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
In March 2024, the Company announced that the OSPREY clinical study had achieved a positive predictive outcome, and as a result, enrollment concluded early. This development signified that there is a greater than 97.5% probability that the OSPREY trial will successfully meet its primary endpoint.
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
In June 2024, the Company announced the preliminary results for the unipolar patient cohort of the RECOVER clinical study, assessing the use of VNS Therapy in treatment-resistant depression. The study did not meet its primary endpoint for the unipolar cohort; however, statistical significance was achieved in select secondary endpoints. The Company expects to publish two manuscripts on the unipolar cohort data, including details on the primary endpoint and secondary endpoints, in peer-reviewed journals in the fourth quarter of 2024. The Company intends to continue pursuing coverage for VNS Therapy while reducing investment in the DTD program in 2025.
Heart Failure
LivaNova’s Neuromodulation segment also includes costs associated with the Company’s former heart failure program, which the Company wound down during 2023.

Critical Accounting Estimates
For a discussion of LivaNova’s critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Form 10-K. During the nine months ended September 30, 2024, there were no material changes to the application of critical accounting policies and estimates previously disclosed in LivaNova’s 2023 Form 10-K.
Results of Operations
The following table presents LivaNova’s condensed consolidated results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$318,120	$286,113	$931,607	$843,413
Cost of sales	92,856	84,310	280,088	262,330
Gross profit	225,264	201,803	651,519	581,083
Operating expenses:
Selling, general, and administrative	131,661	134,794	390,642	384,795
Research and development	48,805	46,541	139,206	147,651
Other operating expenses	9,180	16,010	29,641	29,145
Operating income	35,618	4,458	92,030	19,492
Interest expense	(15,878)	(14,986)	(47,303)	(43,232)
Loss on debt extinguishment	—	—	(25,482)	—
Foreign exchange and other income/(expense)	24,701	8,550	12,585	36,810
Income (loss) before tax	44,441	(1,978)	31,830	13,070
Income tax expense	11,525	5,308	24,469	11,776
Income (loss) from equity method investments	37	(32)	(18)	(87)
Net income (loss)	$32,953	$(7,318)	$7,343	$1,207

Net Revenue
The following table presents net revenue by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Cardiopulmonary
United States	$62,504	$52,281	19.6%	$177,954	$141,891	25.4%
Europe (1)	40,894	35,484	15.2%	120,387	111,208	8.3%
Rest of World	68,841	61,190	12.5%	203,503	185,713	9.6%
	172,239	148,955	15.6%	501,844	438,812	14.4%
Neuromodulation
United States	112,906	102,475	10.2%	330,518	301,029	9.8%
Europe (1)	11,922	12,661	(5.8)%	40,919	41,066	(0.4)%
Rest of World	15,033	13,744	9.4%	45,172	40,689	11.0%
	139,861	128,880	8.5%	416,609	382,784	8.8%
Other Revenue (2)	6,020	8,278	(27.3)%	13,154	21,817	(39.7)%
Totals
United States	179,828	161,583	11.3%	519,985	461,823	12.6%
Europe (1)	52,815	48,129	9.7%	158,414	152,231	4.1%
Rest of World	85,477	76,401	11.9%	253,208	229,359	10.4%
	$318,120	$286,113	11.2%	$931,607	$843,413	10.5%
(1)Includes countries in Europe where the Company has a direct sales presence. Countries in Europe where sales are made through distributors are included in “Rest of World.”
(2)“Other Revenue” includes revenue from the Company’s former ACS reportable segment, as discussed above, as well as rental and site services income not allocated to segments.
The following table presents segment income (1) (in thousands, except for percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Cardiopulmonary	$21,669	$(2,192)	NM	$56,007	$19,794	182.9%
Neuromodulation	49,533	41,930	18.1%	151,023	107,084	41.0%
	$71,202	$39,738	79.2%	$207,030	$126,878	63.2%
(1)For a reconciliation of segment income to consolidated income (loss) before tax, refer to “Note 11. Geographic and Segment Information” in the condensed consolidated financial statements in this Report.
NM - Indicates that variance as a percentage is not meaningful.
Cardiopulmonary
Cardiopulmonary net revenue for the three and nine months ended September 30, 2024 increased 15.6% to $172.2 million and 14.4% to $501.8 million, respectively, compared to the three and nine months ended September 30, 2023, with growth across all regions, driven by Essenz Perfusion System sales and strong consumables demand.
Cardiopulmonary segment income for the three and nine months ended September 30, 2024 was $21.7 million and $56.0 million, respectively, compared to segment loss of $2.2 million and segment income of $19.8 million for the three and nine months ended September 30, 2023, respectively. These increases in segment income were primarily due to increases in net revenue, as described above, as well as decreases in the litigation provision related to LivaNova’s 3T Heater-Cooler device of $5.9 million and $8.9 million, for the three- and nine-month comparative periods, respectively.
Neuromodulation
Neuromodulation net revenue for the three and nine months ended September 30, 2024 increased 8.5% to $139.9 million and 8.8% to $416.6 million, respectively, compared to the three and nine months ended September 30, 2023, with growth in the U.S. and Rest of World regions, partially offset by a decline in Europe.

Neuromodulation segment income for the three and nine months ended September 30, 2024 was $49.5 million and $151.0 million, respectively, compared to $41.9 million and $107.1 million for the three and nine months ended September 30, 2023, respectively. These increases in segment income were primarily due to increases in net revenue, as described above. Segment income for the nine-month comparative period also increased due to a net decrease in R&D expenses, primarily associated with the winding down of the Company’s heart failure program of $21.7 million, partially offset by an increase in R&D expenses associated with the Company’s DTD program of $6.5 million. For the three-month comparative period, the increase in segment income was partially offset by a net increase in R&D expenses, primarily associated with the Company’s DTD program of $6.0 million, partially offset by a decrease in R&D expenses associated with the winding down of the Company’s heart failure program of $4.9 million.
Cost of Sales and Expenses
The following table presents costs and expenses as a percentage of net revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Cost of sales	29.2%	29.5%	(0.3)%	30.1%	31.1%	(1.0)%
Selling, general, and administrative	41.4%	47.1%	(5.7)%	41.9%	45.6%	(3.7)%
Research and development	15.3%	16.3%	(1.0)%	14.9%	17.5%	(2.6)%
Other operating expenses	2.9%	5.6%	(2.7)%	3.2%	3.5%	(0.3)%
Cost of Sales
Cost of sales consists primarily of direct labor, allocated manufacturing overhead, and the acquisition of raw materials and components.
Cost of sales as a percentage of net revenue was 29.2% and 30.1% for the three and nine months ended September 30, 2024, respectively, down 0.3 and 1.0 percentage points compared to the three and nine months ended September 30, 2023, respectively. For the nine-month comparative period, cost of sales as a percentage of net revenue decreased primarily due to a decrease in amortization resulting from the impairment of the ACS segment’s developed technology intangible asset in 2023.
Selling, General, and Administrative Expense
SG&A expenses are comprised of sales, marketing, general, and administrative activities.
SG&A expense as a percentage of net revenue was 41.4% and 41.9% for the three and nine months ended September 30, 2024, respectively, down 5.7 and 3.7 percentage points compared to the three and nine months ended September 30, 2023, respectively. These decreases were primarily due to a decrease in sales and marketing expenses driven by the winding down of the ACS segment, as described above, as well as an increase in net revenue, partially offset by $2.5 million and $8.2 million in costs during the three and nine months ended September 30, 2024, respectively, associated with the November 2023 cybersecurity incident, as described above.
Research and Development Expense
R&D expenses consist of product design and development efforts, clinical study programs, and regulatory activities.
R&D expense as a percentage of net revenue was 15.3% and 14.9% for the three and nine months ended September 30, 2024, respectively, down 1.0 and 2.6 percentage points compared to both the three and nine months ended September 30, 2023, respectively. These decreases were primarily due to R&D expense declines of $4.9 million and $21.7 million for the three- and nine-month comparative periods, respectively, associated with winding down the Company’s heart failure program, which was completed during the fourth quarter of 2023, and R&D expense declines of $1.7 million and $4.4 million for the three- and nine-month comparative periods, respectively, associated with winding down the Company’s ACS segment, as described above. These decreases were partially offset by increases of $6.0 million and $6.5 million for the three- and nine-month comparative periods, respectively, associated with the Company’s DTD program.
Other Operating Expenses
Other operating expenses primarily consists of the litigation provision related to LivaNova’s 3T Heater-Cooler device as well as restructuring expense.
Other operating expenses as a percentage of net revenue was 2.9% and 3.2% for the three and nine months ended September 30, 2024, respectively, decreases of 2.7 and 0.3 percentage points compared to the three and nine months ended September 30, 2023, respectively. The decreases were primarily due to declines of $5.9 million and $8.9 million in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device for the three- and nine-month comparative periods, respectively, and a decrease in the Saluggia decommissioning provision of $2.3 million recorded during the three and nine months ended September 30, 2023. These decreases were partially offset by increases in restructuring expense of $1.4 million and $11.8 million for the three- and nine-month comparative periods, respectively, resulting from the 2024 Restructuring Plan. For additional information, refer to “Note 2. Restructuring” and “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
Interest Expense
Interest expense increased to $15.9 million and $47.3 million for the three and nine months ended September 30, 2024, respectively, compared to $15.0 million and $43.2 million for the three and nine months ended September 30, 2023, respectively, primarily due to increases in average borrowings and the amortization of debt issuance costs. Additionally, interest expense for the nine-month comparative period increased due to an increase in interest rates. For additional information, refer to “Note 5. Financing Arrangements” in the condensed consolidated financial statements in this Report.
Loss on Debt Extinguishment
In connection with the 2025 Notes Repurchase Transaction, during the nine months ended September 30, 2024, LivaNova incurred a loss on debt extinguishment of $25.5 million. For additional information, refer to “Note 5. Financing Arrangements” in the condensed consolidated financial statements in this Report.
Foreign Exchange and Other Income/(Expense)
Foreign exchange and other income/(expense) consists primarily of gains and losses arising from transactions denominated in a currency different from an entity’s functional currency, FX derivative gains and losses, interest income, changes in the fair value of embedded and capped call derivatives, and an impairment of LivaNova’s investment in ShiraTronics.
Foreign exchange and other income/(expense) was income of $24.7 million and $12.6 million for the three and nine months ended September 30, 2024, respectively, compared to income of $8.6 million and $36.8 million for the three and nine months ended September 30, 2023, respectively. For additional information, refer to “Note 12. Supplemental Financial Information” in the condensed consolidated financial statements in this Report.
Income Taxes
LivaNova PLC is a resident in the UK. LivaNova’s effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, valuation allowances, tax credits and incentives, and unrecognized tax benefits associated with uncertain tax positions. LivaNova’s tax returns are periodically audited or subjected to review by tax authorities. The Company operates in multiple jurisdictions worldwide and assesses the recoverability of its deferred tax assets for each period and jurisdiction by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Depending on operating results in the future, a release of a valuation allowance could occur within the next 12 months. The timing and amount of the valuation allowance release could vary based on the Company’s assessment of all available evidence.
LivaNova’s effective income tax rate for the three and nine months ended September 30, 2024 was 25.9% and 76.9%, respectively, compared to (268.4)% and 90.1% for the three and nine months ended September 30, 2023, respectively. The change in the effective tax rate for both the three and nine months ended September 30, 2024, compared to the prior year periods, was primarily attributable to changes in valuation allowances, year-over-year changes in income before tax in countries with varying statutory tax rates, and certain discrete tax items.
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
The following table presents selected financial information related to LivaNova’s liquidity (in thousands):

	September 30, 2024	December 31, 2023
Available Short-term Liquidity
Cash and cash equivalents	$346,366	$266,504
Availability under the 2021 First Lien Credit Agreement	225,000	125,000
	$571,366	$391,504
Working Capital
Current assets	$1,093,113	$988,158
Current liabilities	324,402	334,983
	$768,711	$653,175
Debt Obligations
Current portion of long-term debt	$21,253	$17,484
Short-term unsecured borrowing arrangements	698	627
Current debt obligations	21,951	18,111
Long-term debt obligations	604,287	568,543
	$626,238	$586,654
On March 8, 2024, LivaNova and LivaNova USA entered into Incremental Facility Amendment No. 3, which provides for LivaNova USA to obtain revolving commitments in an aggregate principal amount of $225.0 million. For additional information, refer to “Note 5. Financing Arrangements” in the condensed consolidated financial statements in this Report.
On March 8, 2024, LivaNova issued $345.0 million aggregate principal amount of 2.50% notes due 2029. The 2029 Notes are senior unsecured obligations of the Company. In connection with pricing the 2029 Notes, the Company entered into privately-negotiated capped call transactions with certain financial institutions. The Company used part of the proceeds from the issuance of the 2029 Notes to repurchase $230.0 million aggregate principal amount of the 2025 Notes in privately-negotiated transactions for an aggregate cash repurchase consideration of $270.5 million. Contemporaneously with the 2025 Notes Repurchase Transaction, the Company and the financial institutions party to the 2025 Capped Calls agreed to terminate a portion of the 2025 Capped Calls in a notional amount corresponding to the amount of 2025 Notes repurchased. For additional information on LivaNova’s debt obligations and Capped Call Transactions, refer to “Note 3. Derivatives and Risk Management” and “Note 5. Financing Arrangements” in the condensed consolidated financial statements in this Report.
Cash Flows
The following table presents net cash, cash equivalents, and restricted cash provided by (used in) operating, investing, and financing activities and the net increase in the balance of cash, cash equivalents, and restricted cash (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating activities	$104,331	$20,956
Investing activities	(37,452)	(28,193)
Financing activities	21,995	26,502
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(170)	(2,161)
Net increase in cash, cash equivalents, and restricted cash	$88,704	$17,104

Operating Activities
Cash provided by operating activities during the nine months ended September 30, 2024 increased $83.4 million, compared to the same prior year period, primarily due to (i) an increase in net income adjusted for non-cash items of $61.3 million, (ii) an increase in customer collections, (iii) reduced cash outflows for inventories, and (iv) a decrease in 3T Heater-Cooler litigation settlement payments of $17.1 million.
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2024 increased $9.3 million, compared to the same prior year period, primarily due to an increase in purchases of property, plant, and equipment of $14.6 million, primarily related to purchases and development of internal-use software, partially offset by a decrease in purchases of equity investments of $5.7 million.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2024 decreased $4.5 million, compared to the same prior year period, primarily due to payment of the ALung contingent consideration arrangement of $13.8 million during the nine months ended September 30, 2024, partially offset by an increase in proceeds associated with net debt borrowings and repayments of $6.5 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
LivaNova is exposed to certain market risks as part of its ongoing business operations, including risks from foreign currency exchange rates, equity price risk, interest rate risks, and concentration of procurement suppliers that could adversely affect LivaNova’s consolidated financial position, results of operations, or cash flows. The Company manages these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in this Report in “Part I, Item 1. Financial Statements, Note 3. Derivatives and Risk Management,” “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II, Item 1A. Risk Factors” and in LivaNova’s 2023 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A. Risk Factors.”
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
Applicable SEC rules require an evaluation of the effectiveness of the Company’s disclosure controls and procedures. LivaNova’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein. Based on that evaluation, LivaNova’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in LivaNova’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, LivaNova’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
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
LivaNova’s gross revenue and net profits attributable to the above-mentioned Iranian activities were $1.4 million and $0.7 million for the three months ended September 30, 2024, respectively, and $6.7 million and $3.3 million for the nine months ended September 30, 2024, respectively.
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

Exhibit Number	Description
10.1*†	Trui Hebbelinck Settlement Agreement, dated September 7, 2024
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: October 30, 2024	By:	/s/ VLADIMIR MAKATSARIA
Vladimir Makatsaria
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: October 30, 2024	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)