Form 10-K
period 2024-12-31
LivaNova PLC
filed 2025-02-25
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
(Mark One)

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.0 billion (based on the closing price of these shares on the Nasdaq Global Select Market on June 30, 2024, the last business day of the most recently completed second fiscal quarter). For purposes of this calculation, ordinary shares held by persons who hold more than 5% of the outstanding ordinary shares and shares held by executive officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.
As of February 18, 2025, 54,351,765 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of LivaNova PLC for the 2025 Annual General Meeting of Shareholders, which will be filed within 120 days of December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LIVANOVA PLC

DEFINITIONS
In this Annual Report on Form 10-K for the year ended December 31, 2024, the following terms and abbreviations have the meanings listed below. “LivaNova” and “the Company” refer to LivaNova PLC and its consolidated subsidiaries.

Abbreviation	Definition
2015 Plan	LivaNova PLC 2015 Incentive Award Plan
2015 Plan Amendment	Amendment No. 2 to the LivaNova PLC 2015 Incentive Award Plan
2021 First Lien Credit Agreement	First Lien Credit Agreement between LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, entered into on August 13, 2021
2022	The year ended December 31, 2022
2022 Plan	LivaNova PLC 2022 Incentive Award Plan
2022 Restructuring Plan	A plan, initiated during the second quarter of 2022, to implement a cost-optimization and cost reduction program to adapt to current economic conditions
2023	The year ended December 31, 2023
2024	The year ended December 31, 2024
2024 Restructuring Plan	A plan, initiated during the first quarter of 2024, to enhance LivaNova’s focus on its core Cardiopulmonary and Neuromodulation segments
2025 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2025 Notes	$287.5 million aggregate principal amount 3.00% unsecured cash exchangeable senior notes due 2025 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova USA on June 17, 2020
2025 Notes Repurchase Transaction	Repurchase of $230.0 million aggregate principal amount of the 2025 Notes in privately-negotiated transactions from proceeds from the issuance of the 2029 Notes
2025 Proxy Statement	Definitive Proxy Statement for the annual meeting of shareholders scheduled for June 11, 2025
2029 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2029 Notes	$345.0 million aggregate principal amount 2.50% unsecured convertible senior notes due 2029 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova PLC on March 8, 2024
A&R 2022 Plan	Amended and Restated LivaNova PLC 2022 Incentive Award Plan
A&R 2022 Plan Amendment	Amendment No. 1 to the Amended and Restated LivaNova PLC 2022 Incentive Award Plan
ACS	Advanced Circulatory Support
ALung	ALung Technologies, Inc.
AOCI	Accumulated other comprehensive income (loss)
APAC	Asia-Pacific
ASC	Accounting Standards Codification
ASMs	Anti-seizure medications
ASU	Accounting Standards Update
Audit Committee	LivaNova’s Audit and Compliance Committee
Barclays	Barclays Bank Ireland PLC
Bridge Loan Facility	Incremental Facility Amendment No. 1 to the 2021 First Lien Credit Agreement, relating to a €200 million bridge loan facility, dated February 24, 2022, and repaid on July 6, 2022
Capped Call Transactions	The 2025 Capped Calls and the 2029 Capped Calls
CCPA	California Consumer Privacy Act
CE Mark	Conformité Européenne, French for “European Conformity”
CED	Coverage with Evidence Development
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CISO	Chief Information Security Officer
CLO	Chief Legal Officer
CMS	The U.S. Centers for Medicare & Medicaid Services
Code of Conduct	LivaNova PLC’s Code of Ethics and Business Conduct

Abbreviation	Definition
CODM	Chief Operating Decision Maker
Court of Appeal	Court of Appeal in Milan
CPB	Cardiopulmonary bypass
CSRD	EU Corporate Sustainability Reporting Directive (2022/2464)
Cyberonics	Cyberonics, Inc.
Delayed Draw Term Facility	$50.0 million delayed draw term facility under the 2021 First Lien Credit Agreement resulting from the Incremental Facility Amendment No. 2
DRE	Drug-resistant epilepsy
DTC	Depository Trust Company
DTD	Difficult-to-treat depression
ECJ	European Court of Justice
ECMO	Extracorporeal membrane oxygenation
Embedded Derivatives	The bifurcated embedded derivatives associated with the 2025 Notes and 2029 Notes, collectively
EPA	U.S. Environmental Protection Agency
ESPP	Global Employee Share Purchase Plan
ESRS	European Sustainability Reporting Standards
EtO	Ethylene oxide
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
False Claims Act	U.S. False Claims Act
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977
FDA	U.S. Food and Drug Administration
FIFO	First-in-first-out
FX	Foreign currency exchange rate
GDPR	General Data Protection Regulation
Hemolung	Hemolung Respiratory Assist System
HHS	The U.S. Department of Health & Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology and Clinical Health Act
HLM	Heart-lung machine
IBR	Incremental borrowing rate
ImThera	ImThera Medical, Inc., acquired by LivaNova in 2018, a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea
Incremental Facility Amendment No. 2	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated July 6, 2022
Incremental Facility Amendment No. 3	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated March 8, 2024
Initial Term Facility	$300.0 million term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
IPR&D	In-Process Research and Development
IRC	U.S. Internal Revenue Code
IS	Information security
ISDA	International Swaps and Derivatives Association, Inc.
ISIN	National Inspectorate for Nuclear Safety and Radiation Protection, a sub-body of the Italian Ministry of Economic Development
ISMS	Information Security Management System
ISO	International Organization for Standardization
IT	Information technology
LivaNova PLC	A public limited company organized under the laws of England and Wales on February 20, 2015

Abbreviation	Definition
LivaNova USA	LivaNova USA, Inc.
LSM	LivaNova Site Management S.r.l.
MDD	Medical Device Directive
MDL	Federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania
MDR	EU Medical Device Regulation
MedTech	Medical technology
Mitral	Mitral Holdco S.à r.l.
MRI	Magnetic resonance imaging
Nasdaq	Nasdaq Global Select Market
NCD	National coverage determination
NFRD	Non-Financial Reporting Directive (2014/95/EU)
NIST	National Institute of Standards and Technology
OCI	Other comprehensive income (loss)
OECD	Organisation for Economic Co-operation and Development
Option Counterparties	Certain financial institutions with whom LivaNova USA or LivaNova PLC, as applicable, has entered into the 2025 Capped Calls and 2029 Capped Calls
OSA	Obstructive sleep apnea
OSPREY clinical trial	LivaNova’s clinical trial, “Treating Obstructive Sleep Apnea using Targeted Hypoglossal Neurostimulation”
PC	Phosphorylcholine
Pillar Two	Organisation for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (Pillar Two)
Plan Committee	Qualified Plan Committee
PMA	Pre-market approval
PMP	Polymethylpentene
PP&E	Property, plant, and equipment
Public Administrations	The Italian Ministry of the Environment and other Italian government agencies
R&D	Research and development
RECOVER clinical study	LivaNova’s clinical study “A Prospective, Multi-center, Randomized Controlled Blinded Trial Demonstrating the Safety and Effectiveness of VNS Therapy System as Adjunctive Therapy Versus a No Stimulation Control in Subjects With Treatment-Resistant Depression”
Report	This Annual Report on Form 10-K
RSUs	Restricted stock units
S&P	Standard & Poor’s
SARs	Stock appreciation rights
SDRT	UK Stamp Duty Reserve Tax
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SNIA	SNIA S.p.A.
SNIA Litigation Guarantee	A first demand bank guarantee of €270.0 million in connection with the SNIA environmental litigation
SOFR	Secured Overnight Financing Rate
Sorin	Sorin S.p.A.
Term Facilities	The Initial Term Facility, together with the Delayed Draw Term Facility
Trust	LivaNova PLC Employee Benefit Trust
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
UK	United Kingdom
UK Bribery Act	UK Bribery Act of 2010

Abbreviation	Definition
USD	U.S. dollar
UTPR	Undertaxed profits rule
VNS	Vagus nerve stimulation
VNS Therapy	LivaNova Vagus Nerve Stimulation Therapy
WACC	Weighted-average cost of capital

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Report, other than statements of historical or current fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events, and involve known and unknown risks that are difficult to predict. As a result, the Company’s actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. Generally, forward-looking statements can be identified by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties, and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report, and include, but are not limited to, the following risks and uncertainties: volatility in the global market and worldwide economic conditions, including as caused by the invasion of Ukraine, the evolving instability in the Middle East, inflation, changing interest rates, foreign exchange fluctuations, and changes to existing trade agreements and relationships between the U.S. and other countries, including the implementation of tariffs, trade restrictions, and sanctions; risks relating to supply chain pressures; cybersecurity incidents or other disruptions to the Company’s information technology systems or those of third parties with which the Company interacts; costs of complying with privacy and security of personal information requirements and laws; changes in technology, including the development of superior or alternative technology or devices by competitors and/or competition from providers of alternative medical therapies; failure of R&D investments or investment collaborations to be successful; failure to maintain appropriate working relationships with healthcare professionals to aid in the continuing development of products; the risk of quality issues and the impacts thereof; risks relating to recalls, replacement of inventory, enforcement actions, or product liability claims; failure to comply with, or changes in, laws, regulations, or administrative practices affecting government regulation of the Company’s products; failure to retain key personnel, succession plan, and negotiate with local works councils; failure to obtain approvals or reimbursement in relation to the Company’s products; unfavorable results from clinical studies or failure to meet milestones; pending or existing climate change; global healthcare policy changes that may lead to restricted access and pricing as well as payback requirements and limited reimbursement; changes or reduction in reimbursement for the Company’s products or failure to comply with rules relating to reimbursement of healthcare goods and services; failure to comply with rules relating to healthcare goods and services as well as anti-bribery laws; product liability, intellectual property, shareholder-related, environmental-related, income tax, and other litigation, disputes, losses, and costs, including in the case of the Company’s 3T Heater-Cooler litigation; risks associated with environmental laws and regulations as well as environmental liabilities, violations, and litigation, including in the case of Saluggia and SNIA; failure to protect the Company’s proprietary intellectual property; risks relating to the Company’s indebtedness; failure of divestitures and/or new acquisitions to further the Company’s strategic objectives or strengthen the Company’s existing businesses; the potential for impairments of intangible assets, goodwill, and other long-lived assets; changes in tax laws and regulations, including exposure to additional income tax liabilities; effectiveness of the Company’s internal controls over financial reporting; changes in the Company’s profitability and/or failure to manage costs and expenses; fluctuations in future quarterly operating results and/or variations in revenue and operating expenses relative to estimates; and other unknown or unpredictable factors that could harm the Company’s financial performance.
See also the section titled “Risk Factors” (refer to Part I, Item 1A of this Report) for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from the forward-looking statements. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date of this Report, and LivaNova expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are advised, however, to consult any further disclosures LivaNova makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This cautionary note is applicable to all forward-looking statements contained in this Report.
The following discussion and analysis should be read in conjunction with and are qualified in their entirety by reference to the discussions included in “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report.

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
Business Overview
LivaNova is comprised of two reportable segments: Cardiopulmonary and Neuromodulation. “Other” includes non-allocated corporate expenses and the non-cannula results of the Company’s former ACS segment, which was wound down during 2024.
For further information regarding LivaNova’s reportable segments, historical financial information, and methodology for the presentation of financial results, please refer to “Part IV, Item 15. Exhibits and Financial Statement Schedules” of this Report.
Cardiopulmonary
LivaNova’s Cardiopulmonary segment is engaged in the design, development, manufacture, marketing, and sale of cardiopulmonary products, including HLMs, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae, and other related accessories. In particular, the Cardiopulmonary segment includes the Essenz Perfusion System, the Company’s next-generation HLM with an embedded patient monitor for tailored patient care strategies and sensing technology for data-driven decision-making during CPB procedures.
CPB is frequently utilized in various heart-related procedures. This method allows the surgical team to oxygenate and circulate the patient's blood, providing the necessary conditions for the surgeon to operate on the heart. The procedures most commonly requiring CPB include traditional coronary artery bypass grafting and valve surgeries. LivaNova’s products enable CPB for neonatal, pediatric, and adult patients.
Heart-lung Machines
The HLM product group includes HLMs, heater-coolers, related cardiac surgery equipment and maintenance, and technical services. HLMs temporarily take over the heart and/or lung functions, providing/circulating blood and oxygen to the body, while the heart is stopped during a cardiac surgery procedure. Heater-coolers are used during surgeries to warm or cool patients as part of their care. They are especially important during surgeries involving the heart and lungs.
Oxygenators and Perfusion Tubing Systems
The oxygenators product group is comprised of disposable devices for extracorporeal circulation, including the Inspire systems. The Inspire range of products is comprised of 12 models that provide perfusionists with a customizable approach for the benefit of patients. Oxygenators exchange oxygen and carbon dioxide in the blood of patients during surgical procedures and are utilized by perfusionists during cardiac surgery in conjunction with an HLM and can also be utilized in ECMO.
Autotransfusion Systems
One of the key elements for a complete blood management strategy is autologous blood transfusion. The autotransfusion product group facilitates the collection, processing, and reinfusion of the patient’s own blood lost at the surgical site.
Cannulae
The cannulae product group is comprised of cardiopulmonary bypass cannulae, or tubing, which is a device used in cardiopulmonary surgery to cannulate the vessels, perfuse the coronary arteries, and interconnect the catheters and cannulae with an oxygenator.
Neuromodulation
LivaNova’s Neuromodulation segment is engaged in the design, development, manufacture, marketing, and sale of devices that deliver neuromodulation therapy for treating DRE and DTD. LivaNova’s principal Neuromodulation product, the VNS Therapy System, consists of an implantable pulse generator and connective lead that stimulates the vagus nerve, surgical equipment to assist with the implant procedure, and equipment and instruction manuals that enable a treating physician to set parameters for a patient’s pulse generator. The lead does not need to be removed to replace a generator with a depleted battery. The

Neuromodulation segment is also engaged in the development and management of clinical testing for LivaNova’s aura6000 System for treating OSA. The aura6000 device stimulates the hypoglossal nerve, which engages specific tongue and palate muscles to open the airway while a patient sleeps.
Epilepsy
There are several broad types of treatment available to patients with epilepsy: multiple ASMs; various forms of the ketogenic diet; VNS; resective and ablative brain surgery; and intracranial neurostimulation. ASMs typically serve as a first-line treatment and are prescribed for virtually all patients diagnosed with epilepsy. After two ASMs fail to deliver seizure control, the epilepsy is characterized as drug-resistant and adjunctive non-drug options are considered, including VNS therapy, ketogenic diet, surgery, and other neuromodulation therapies.
In 1997, LivaNova’s VNS Therapy System was the first medical device treatment approved by the FDA for the treatment of DRE and today is the only neuromodulation device approved for use in the U.S. in DRE patients as young as four years of age with partial onset or focal seizures. Other worldwide regulatory bodies have also approved the VNS Therapy System for treating patients with DRE, many without age or seizure-type restrictions. In 2020, CMS expanded reimbursement for VNS Therapy use in the treatment of Dravet Syndrome and, in January 2022, expanded reimbursement for VNS Therapy use in the treatment of Lennox-Gastaut Syndrome.
LivaNova distributes multiple VNS Therapy devices for the treatment of epilepsy, including Model 103 (Demipulse), Model 106 (AspireSR), Model 1000 (SenTiva), and Model 1000D (SenTiva Duo) pulse generators. LivaNova’s AspireSR and SenTiva implantable pulse generators provide the traditional benefits of VNS therapy but add an additional stimulation capability: closed loop stimulation (AutoStim), which responds to detection of changes in heart rate potentially indicative of a seizure. The SenTiva generator is the smallest and lightest VNS device capable of delivering responsive therapy for epilepsy and includes the additional flexibility of LivaNova’s Scheduled Programming and Day & Night Programming capabilities. In 2017, the SenTiva and AspireSR VNS Therapy devices were approved by the FDA for expanded MRI access and similar CE Mark approval followed shortly thereafter.
Depression
VNS Therapy received CE Mark approval in 2001 for treatment-resistant depression in the EU. In 2005, the FDA approved the VNS Therapy System for the adjunctive long-term treatment of chronic or recurrent depression for patients 18 years of age or older who are experiencing a major depressive episode and have not had an adequate response to four or more adequate antidepressant treatments. In 2007, CMS issued an NCD that vagus nerve stimulation is not covered for treatment-resistant depression, significantly limiting access for most patients.
In 2017, the American Journal of Psychiatry published the results of the longest and largest naturalistic study on treatments for patients experiencing DTD. The findings showed that the addition of the VNS Therapy System to traditional treatment was effective in significantly reducing symptoms of severe and chronic depression compared with traditional treatment alone and that VNS Therapy was well tolerated. Following the publication of these study results, LivaNova requested that CMS reconsider its previous NCD, and in 2018, CMS published a tracking sheet to reconsider.
In 2019, CMS published its final decision on the reconsideration, concluding that CMS will cover the VNS Therapy System for Medicare beneficiaries with treatment-resistant depression through CED when offered in a CMS-approved, double-blind, randomized, placebo-controlled trial with a follow-up duration of at least one year. In this 2019 decision, CMS also agreed to cover a VNS Therapy System device replacement for Medicare beneficiaries already implanted with a device. The CED also included the possibility to extend the study to a prospective longitudinal registry.
In 2019, CMS accepted the study protocol for LivaNova’s RECOVER clinical study and the first patient was enrolled. LivaNova’s RECOVER clinical study is examining up to 1,000 patients ages 18 or older who have unipolar or bipolar depression that is difficult to treat and is being carried out at up to 100 leading hospitals and medical centers across the U.S.
In 2023, LivaNova randomized the 500th unipolar depression patient into the RECOVER clinical study and completed enrollment in the unipolar cohort. In June 2024, the Company announced the preliminary results for the unipolar patient cohort. The study did not meet its primary endpoint for the unipolar cohort; however, statistically significant and clinically meaningful improvements were achieved in select secondary endpoints. No new safety issues were identified in the study.
In December 2024, Brain Stimulation published two articles chronicling the unipolar cohort data set for the RECOVER clinical study. The articles concluded that active VNS Therapy, as compared with a no-stimulation control (or sham VNS Therapy), safely and effectively demonstrated clinically meaningful therapeutic effects on depressive symptoms and positive effects on quality of life and daily function. Analyses of secondary endpoints revealed antidepressant benefits significantly favoring active VNS Therapy as opposed to sham VNS Therapy as measured by ratings from on-site clinicians, patients themselves, and off-

site masked raters. These findings support the use of VNS Therapy in patients with DTD. Based upon these findings and the positive effects for those who received VNS Therapy, the Company conducted additional in-depth data analyses and expects to publish three additional critical manuscripts to report on the outcomes. The Company intends to continue pursuing CMS coverage while reducing investment in the DTD program in 2025.
Obstructive Sleep Apnea
In 2018, LivaNova acquired full ownership of ImThera, a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea. The device stimulates the hypoglossal nerve, which engages specific tongue and palate muscles to open the airway while a patient sleeps.
In 2021, LivaNova received approval from the FDA to proceed with its investigational device exemption clinical study, the OSPREY clinical trial, and the first patient was implanted in March 2022 with the aura6000 System.
In November 2024, the Company announced the OSPREY clinical study met its primary endpoints for efficacy and safety. LivaNova plans to submit the PMA application within the first half of 2025.
For information on the contingent consideration arrangements associated with the ImThera acquisition, please refer to “Note 8. Fair Value Measurements” in the consolidated financial statements in this Report.
R&D
The Company’s R&D investment consists of product design and development expenses, including technology, software, clinical study programs, and regulatory activities. LivaNova’s markets are subject to rapid technological advances, and as such, product improvement, software advancements, and innovation are necessary to maintain market leadership. The Company directs its R&D efforts toward maintaining or achieving technological leadership in each of its markets to help ensure that patients using the Company’s devices and therapies receive the most advanced and effective treatment available. LivaNova remains committed to developing technological enhancements and new uses for existing products, as well as less invasive and new technologies to address unmet patient needs. LivaNova continues to engage researchers to collect clinical and health economic evidence that supports regulatory filings and value dossiers and to establish the value proposition to patients, physicians, and payers for its current and future products.
Patents and Licenses
LivaNova relies on a combination of patents, trademarks, copyrights, trade secrets, and non-disclosure agreements to protect the Company’s intellectual property. LivaNova generally files patent applications in the U.S. and countries where patent protection for LivaNova’s technology is appropriate and available. It holds rights to patent properties throughout the world that cover various aspects of its technology. Patents typically have a 20-year term from the application filing date. In addition, LivaNova holds exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and pending patent applications. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by LivaNova will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect LivaNova’s technology or to provide the Company with a competitive advantage. LivaNova has also obtained certain trademarks and trade names for the Company’s products and maintains certain details about its processes, products, and strategies as trade secrets. In the aggregate, LivaNova considers these intellectual property assets to be of material importance to its business. LivaNova regularly reviews third-party patents and patent applications in an effort to protect its intellectual property and avoid disputes over proprietary rights.
LivaNova also relies on non-disclosure, confidentiality, and non-competition agreements with employees, consultants, and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached or will be enforceable, that LivaNova will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information, or that third parties will not otherwise gain access to LivaNova’s trade secrets and proprietary knowledge.
For additional information, please refer to “Item 1A. Risk Factors” of this Report, under the section entitled “LivaNova is substantially dependent on patent and other proprietary rights, and failing to protect such rights or to be successful in litigation related to LivaNova’s rights or the rights of others may result in the Company’s payment of significant monetary damages and/or royalty payments, negatively impact LivaNova’s ability to sell current or future products, or prohibit the Company from enforcing its patent and other proprietary rights against others.”

Markets and Distribution Methods
LivaNova sells its medical devices through a combination of direct sales representatives, agents, and independent distributors. Europe and the APAC region are the Company’s largest international markets, with net revenue from these regions representing 18% and 13%, respectively, of total net revenue during the year ended December 31, 2024.
LivaNova’s marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products to a diverse group of customers worldwide, including perfusionists, neurologists, neurosurgeons and other physicians, hospitals, and other medical institutions and healthcare providers. To achieve this objective, LivaNova’s sales team develops and preserves appropriate working relationships with customers, and the Company cultivates and maintains close working relationships with professionals in the medical industry. These relationships provide LivaNova with a detailed understanding of therapeutic and diagnostic trends, developments, and emerging opportunities, which enable the Company to respond to the changing needs of providers and patients. LivaNova actively participates in medical conferences and conducts comprehensive training and educational activities to enhance its presence in the medical communities it serves. LivaNova believes that these activities also contribute to advancing the expertise of healthcare professionals.
Hospitals and other medical device customers are seeking to reduce costs through various mechanisms, such as centralized purchasing and, in some cases, limiting the number of vendors that may participate in a given purchasing program. As a result, customer transactions have become increasingly competitive, which has led, and may continue to lead, to downward pricing pressure and an increase in the use of preferred vendors. LivaNova’s global customer base continues to evolve in response to these and other economic developments across the markets the Company serves.
Competition and Industry
LivaNova competes in the global medical device market with sales in more than 100 countries. This market is characterized by technological advances and scientific discoveries which can often trigger rapid changes in market dynamics. LivaNova’s competitors range from large manufacturers with multiple business lines to small manufacturers offering a limited selection of specialized products. LivaNova faces competition from, among others, providers of alternative medical therapies, pharmaceuticals, and surgical interventions.
Physician advisories, regulatory safety alerts, and publications about LivaNova’s products, or competitor products, can cause major shifts in industry market share, reflecting the importance of product efficacy and quality in the medical device industry. In addition, developments in managed care, economically motivated customers, consolidation among healthcare providers, increased competition, and declining reimbursement rates may increasingly require LivaNova to compete on the basis of price. In order to continue to compete effectively, LivaNova will likely be required to continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market and sell these products.
LivaNova’s primary medical device competitors in the Cardiopulmonary and Neuromodulation product groups are Terumo Medical Corporation, Maquet Medical Systems, Medtronic plc, Haemonetics Corporation, Spectrum Medical Limited, and NeuroPace, Inc., although not all competitors are present in all product lines.
Production, Quality Systems, and Raw Materials
LivaNova manufactures a majority of its products in facilities located in the U.S., Italy, Germany, Australia, and Brazil. LivaNova purchases raw materials and components used in its products from numerous suppliers located in various countries worldwide. For quality assurance, sole source availability, or cost effectiveness purposes, LivaNova may procure certain components and raw materials from a sole supplier. LivaNova takes countermeasures to reduce supply chain risks, including working with suppliers to ensure continuity of supply while maintaining high quality and reliability and working to minimize the instances in which the Company relies on a sole source. LivaNova’s quality systems, which define how its design, development, manufacturing, warehousing, and distribution processes ensure its products are safe and effective, are ISO 13485 certified. In addition, LivaNova utilizes environmental management systems and safety programs to protect the environment and the Company’s employees. LivaNova’s Mirandola, Italy plant is ISO 14001 and ISO 45001 certified, and its Munich, Germany plant is ISO 14001 certified. For additional information related to LivaNova’s manufacturing facilities, refer to “Item 2. Properties” in this Report.
Government Regulation and Other Considerations
LivaNova’s medical devices are subject to extensive government regulation by numerous government agencies, both within and outside the U.S. These agencies require LivaNova to comply with laws and regulations governing the research, development, testing, manufacturing, labeling, pre-market clearance or approval, marketing, distribution, advertising, promotion, record keeping, reporting, tracking, importing, and exporting of LivaNova’s products. LivaNova’s business is also affected by data privacy and security laws, environmental health and safety regulations, and cost containment initiatives worldwide. LivaNova works to ensure compliance with such laws and regulations and continues to monitor the laws applicable to LivaNova, which are subject to changing and evolving interpretations.
Product Approval and Monitoring
Many countries in which LivaNova sells its products subject the Company’s medical devices to their own product approval and requirements regarding performance, safety, and quality. For example, each medical device that LivaNova seeks to distribute commercially in the U.S. must receive 510(k) clearance or PMA from the FDA, unless specifically exempted by the agency. The 510(k) process, also known as pre-market notification, requires LivaNova to demonstrate that its new medical device is substantially equivalent to a legally marketed medical device. The PMA process, which is more costly and rigorous than the 510(k) process, requires LivaNova to demonstrate independently that a medical device is safe and effective for its intended use. One or more clinical studies may be required to support a 510(k) application and are almost always required to support a PMA application.
The EU has established a single regulatory product approval process, pursuant to which a CE Mark certifies conformity with all of the legal requirements of the regulatory process. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality based on, among other things, the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. The competent authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products placed on the market, and manufacturers with CE marked devices are subject to regular inspections to monitor compliance with the applicable directives and essential requirements. In 2017, for example, the EU published its MDR, which has resulted in significant additional pre- and post-market requirements. Certifications to MDR must be achieved by December 2027 or December 2028, based on the risk classification of the device. Penalties for regulatory non-compliance can be severe, including fines and revocation or suspension of a company’s marketing authorization, mandatory price reductions, and criminal sanctions.
LivaNova is also required to comply with the regulations of every country where it commercializes products before the Company can launch or maintain products in the market. To be sold in Japan, for example, LivaNova’s medical devices must undergo thorough safety examinations and demonstrate medical efficacy from the Japanese government through the Ministry of Health, Labour and Welfare before they are granted approval. In China, regulatory requirements are becoming more stringent. Many countries also require that product approvals be recertified on a regular basis, generally every four to five years. The recertification process requires LivaNova to evaluate any device change and any new regulation or standard relevant to the device and, where required, conduct appropriate testing to document continued compliance. Furthermore, in the UK, the UK Future Regulatory Framework is expected to be in place in 2026. This regulation will require manufacturers to take additional steps to register devices in the UK after completing registrations in the EU, Australia, Canada, or the United States. Transition to the UK Future Regulatory Framework is required by 2030.
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
Product and Promotional Restrictions
Both before and after LivaNova releases a product for commercial distribution, the Company has ongoing responsibilities under various laws and regulations governing medical devices. The FDA and other regulatory agencies in and outside the U.S. review LivaNova’s design and manufacturing practices, labeling, record keeping, and required reports of adverse experiences and other information to identify potential problems with marketed medical devices. LivaNova is also subject to periodic inspections for compliance with applicable quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of finished medical devices intended for human use. In addition, the FDA and other U.S. regulatory bodies monitor the manner in which LivaNova promotes and advertises its products. Although physicians are permitted to use their medical judgment to prescribe medical devices for indications other than those cleared or approved by regulatory bodies, LivaNova is prohibited from promoting products for such “off-label” uses and can only market the Company’s products for cleared or approved uses.
Any adverse regulatory action, depending on its magnitude, may limit LivaNova’s ability to market and sell its products effectively, limit its ability to obtain future pre-market approvals, or result in a substantial modification to LivaNova’s business practices and operations. For additional information, see “Item 1A. Risk Factors” of this Report, under the section entitled

“LivaNova’s products are subject to complex laws and regulations, and failure to obtain product approvals, clearance, or reimbursement may materially adversely affect LivaNova’s business, results of operations, cash flows, and financial condition.”
Governmental Trade Regulations
The sale and shipment of LivaNova’s products and services across international borders, as well as the purchase of components and products from international sources, subject LivaNova to extensive governmental trade regulations. Many countries control the export and re-export of goods, technology, and services for public health, national security, regional stability, antiterrorism, and other reasons. Some governments may also impose tariffs, trade restrictions, and economic sanctions against certain countries, persons, or entities. In certain circumstances, governmental authorities may require LivaNova to obtain approval before LivaNova may export or re-export goods, technology, or services to certain territories and end-users or for certain end-uses. Because LivaNova is subject to extensive regulations in the countries in which it operates, the Company is subject to the risk that laws and regulations could change in a way that would expose LivaNova to additional costs, penalties, or liabilities.
LivaNova also sells and provides goods, technology, and services to agents, representatives, and distributors who may export such items to customers and end-users, and if these third parties violate applicable export control or economic sanctions laws or regulations when engaging in transactions involving the Company’s products, LivaNova may be subject to varying degrees of liability depending on the extent of its participation in the transaction. The activities of these third parties may cause disruption or delays in the distribution and sale of LivaNova’s products or result in restrictions being placed on the Company’s international distribution and sales of products, which may materially impact LivaNova’s business activities.
Data Privacy and Security Laws
As a global medical device technology company, LivaNova is subject to various laws worldwide that protect the privacy, security, and confidentiality of certain data, including employee data and patient health information, and restrict the use and unauthorized disclosure of such information. Privacy standards are often strict. Enforcement actions and financial penalties related to privacy issues in the EU continue to grow, and new privacy and data localization laws and restrictions are being passed in other countries, including the U.S. The management of cross-border transfers of personal information outside of EU member countries is complex, which may complicate LivaNova’s business and clinical research activities, as well as product offerings that involve transmission or use of patient health information. LivaNova continues to adapt its business processes to comply with those standards and requirements applicable to it.
In the U.S., HIPAA, as amended by the HITECH Act and their respective implementing regulations, imposes specified requirements relating to the privacy and security of certain individually identifiable health information. Among other things, HITECH makes certain of HIPAA’s privacy and security standards directly applicable to “business associates,” essentially defined as service providers of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. In certain instances, LivaNova may be considered a business associate. In such instances, the patient data that LivaNova receives may include protected health information, as defined under HIPAA. Related enforcement actions can be costly and may also interrupt LivaNova’s regular business operations. In addition, state laws, such as the CCPA, govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance and data protection efforts. Since the CCPA was enacted, other U.S. states have enacted comprehensive and health-related privacy laws. The effects of the CCPA and other recently adopted laws include an increased ability of individuals to control the use of their personal data, heightened transparency obligations, increased obligations of companies to maintain the security of data, and increased exposure to fines or damages for companies that violate these laws, including by not providing individuals their specified privacy rights, not maintaining data security safeguards at specified levels of quality, or experiencing data breaches. For additional information, see “Item 1A. Risk Factors” of this Report, under the section entitled “Cybersecurity incidents or other disruptions to LivaNova’s information technology systems could lead to reduced revenue, increased costs, liability claims, regulatory fines, litigation, harm to LivaNova’s competitive position, and loss of reputation.”
In the EU, the processing of certain data, including employee and patient information, is subject to the privacy, security, and confidentiality provisions set forth in Regulation 2016/679. Under the GDPR, data concerning health constitutes sensitive data. The processing of sensitive data is subject to, among other obligations, appropriate notice and consent requirements. Additional requirements apply with respect to issues such as data sharing, cross-border data transfers, data security, and data breach notification. The GDPR also requires LivaNova to implement a number of accountability measures in relation to the processing of sensitive data, including carrying out Data Protection Impact Assessments and appointing a Data Protection Officer. Administrative fines may be levied for non-compliance with the GDPR’s requirements and can reach the higher of €20 million ($20.8 million as of December 31, 2024) or up to 4% of LivaNova’s total worldwide annual net revenue for the preceding financial year.

Environmental Regulation and Management
LivaNova is subject to various environmental laws, directives, and regulations both in the U.S. and abroad that have resulted in, and could lead to, increased environmental compliance expenditures and reporting. LivaNova’s ongoing manufacturing and other operations involve the use, storage, and transportation of hazardous and non-hazardous substances regulated under environmental health and safety laws. In addition, governmental authorities may seek to hold LivaNova liable for successor environmental liability violations committed by any companies in which LivaNova invests or acquires or may require LivaNova to clean and remove hazardous substances at its sites that were produced by the operations of prior owners and are unrelated to the Company’s current operations. For additional information, please refer to “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements under the sections entitled “Saluggia Site Hazardous Substances” and “SNIA Environmental Litigation” and “Item 1A. Risk Factors” of this Report, under the section entitled “LivaNova is subject to heightened scrutiny on issues relating to sustainability, including environmental laws and regulations, and the risk of environmental liabilities, violations, and litigation in multiple jurisdictions, any of which could have a material impact on LivaNova’s reputation, business, results of operations, cash flows, financial condition, and liquidity.”
Applicability of Anti-Corruption Laws and Regulations
LivaNova’s worldwide business is subject to the FCPA, the UK Bribery Act, and other anti-corruption laws and regulations applicable in the jurisdictions where LivaNova operates. The FCPA can be used to prosecute companies in the U.S. for arrangements with physicians or other parties outside the U.S. if the physician or party is a government official of another country and prohibited payments are made to obtain or retain business. The UK Bribery Act prohibits both domestic and international bribery, as well as bribery across both public and private sectors. There are similar laws and regulations applicable to LivaNova outside the U.S. and the UK, all of which are subject to evolving interpretations. For additional information, please refer to “Item 1A. Risk Factors” of this Report, under the section entitled “Failure to comply with anti-bribery laws could materially adversely affect LivaNova’s business and result in civil and/or criminal sanctions.”
Cost Containment Initiatives
Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, are continuing in many countries where LivaNova does business. These changes are driving customers to place increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, private healthcare insurance, and managed-care plans have attempted to control costs by limiting the extent of coverage or amount of reimbursement available for particular procedures or treatments, by connecting reimbursement to outcomes, by shifting to population health management, and through other mechanisms designed to constrain utilization and contain costs. Hospitals are also seeking to reduce costs through a variety of mechanisms, for example, creating centralized purchasing functions that set pricing and, in some cases, limiting the number of vendors that can participate in a given purchasing program. Hospitals are also aligning their interests with those of physicians through employment and other arrangements, such as gainsharing, whereby a hospital agrees with physicians to share certain realized cost savings resulting from the physicians’ collective change in practice patterns, such as standardization of devices where medically appropriate, and participation in affordable care organizations. Such alignment has created increased levels of price sensitivity among customers for LivaNova’s and its competitors’ products.
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
As a result of LivaNova’s manufacturing efficiencies, cost controls, and other cost-savings initiatives, the Company believes it is well-positioned to respond to changes resulting from this worldwide trend toward cost containment. However, uncertainty remains as to the nature of any future legislation or other reforms, making it difficult for LivaNova to predict the potential impact of cost containment trends on future operating results.
Healthcare Fraud and Abuse and Related Laws
The delivery of LivaNova’s products is subject to regulation by HHS and comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare products and services. LivaNova is subject to U.S. federal and state government healthcare regulations and enforcement imposed primarily in connection with government healthcare programs, such as the Medicare and Medicaid programs, as well as healthcare regulations and enforcement imposed by governments in other countries in which LivaNova conducts business.

U.S. federal healthcare laws apply when LivaNova or customers submit claims for items or services that are reimbursed under government healthcare programs, including laws related to kickbacks, false claims, self-referrals, or other healthcare fraud. Specifically, the federal healthcare Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully offering or paying remuneration, directly or indirectly, to a person to induce them to order, purchase, lease, or recommend a good or service for which payment may be made in whole or in part under a federal healthcare program such as Medicare or Medicaid, unless the arrangement fits within one of several statutory exemptions or regulatory “safe harbors.” Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Violations can also result in criminal penalties, including criminal fines of up to $50,000 and imprisonment for up to 10 years. Finally, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid.
Additionally, violations of the False Claims Act can result in significant monetary penalties and treble damages. The U.S. federal government utilizes the False Claims Act, the Anti-Kickback Statute, and similar laws to investigate and prosecute device, pharmaceutical, and biotechnology companies in connection with the promotion of products for unapproved uses, the provision of patient and provider support (e.g., reimbursement support), and other prohibited sales and marketing practices. The U.S. government has obtained multi-million and multi-billion-dollar settlements under the False Claims Act, in addition to individual criminal convictions under applicable criminal statutes. Given the U.S. government’s success in prosecuting claims under the False Claims Act, LivaNova anticipates that the U.S. government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.
In addition to the Anti-Kickback Statute and False Claims Act, many states have their own laws related to kickbacks, false claims, self-referrals, or other healthcare fraud. These laws do not always have the same exceptions or safe harbors as their federal corollaries and, in some states, apply with respect to all payers, including commercial health insurance companies.
HIPAA includes federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully obstructing a criminal investigation of a healthcare offense; or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, products, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
There is also federal and state regulation of, and transparency with respect to, payments made to physicians and other healthcare providers. LivaNova is subject to, for example, the Physician Payments Sunshine Act, which requires the Company to report annually certain payments and other transfers of value it makes to U.S. licensed physicians, nurse practitioners, physician assistants, or teaching hospitals. Any failure to comply with such laws and regulations may result in civil financial penalties.
In addition, as discussed above, the U.S. and foreign government regulators enforce the FCPA and other anti-bribery laws. These laws and regulations are broad in scope and are subject to evolving interpretation. As a result, LivaNova has been, and will likely continue to be, required to incur substantial costs to investigate allegations, audit and monitor compliance, and/or alter the Company’s practices with respect to these laws. Violations or alleged violations of these laws could result in litigation, and LivaNova may be subject to criminal or civil penalties and sanctions, including substantial fines, imprisonment of current or former employees, and exclusion from participation in governmental healthcare programs.
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
Disclosure Pursuant to Section 13(r) of the Exchange Act of 1934
Section 13(r) of the Exchange Act requires issuers to disclose in their annual reports, among other things, certain types of dealings with Iran and other entities, including transactions or dealing with government-owned entities, even when those activities are lawful and do not involve U.S. persons. Two of LivaNova’s non-U.S. subsidiaries currently sell medical devices, including cardiopulmonary and neuromodulation products, to distributors and non-governmental organizations in Iran to support patient care in that country. LivaNova has limited visibility into the identity of the customers of these distributors and non-governmental organizations in Iran. It is possible that their customers include entities such as government-owned hospitals or sub-distributors that are owned or controlled directly or indirectly by the Iranian government. However, to the best of its knowledge at this time, LivaNova does not have any contracts or commercial arrangements with the Iranian government or other relevant entities.
LivaNova’s gross revenues and net profits attributable to the above-mentioned Iranian activities were $2.8 million and $1.6 million for the three months ended December 31, 2024, respectively, and $9.5 million and $4.9 million for the year ended December 31, 2024, respectively.
LivaNova believes its activities are consistent with applicable law, including U.S., UK, EU, and other applicable sanction laws, though such laws are complex and continue to evolve rapidly. The Company intends to continue its business in Iran.
Human Capital Management
LivaNova has approximately 2,900 employees worldwide, representing more than 70 nationalities and located in 31 countries. These employees are crucial in achieving the Company’s mission to provide hope to its patients and their families. LivaNova encourages its employees to live by LivaNova’s five core values: patients first, meaningful innovation, act with agility, commitment to quality and integrity, and collaborative culture. The Company measures its success by these values, using them as a foundation for achieving organizational growth and excellence.
Compensation and Benefits
To meet the needs of LivaNova’s patients and customers, the Company strives to attract, retain, develop, and reward exceptional talent. LivaNova’s proactive talent acquisition strategies, competitive compensation and benefits, collaborative and rewarding work environment, leadership development programs, and professional training opportunities have been a significant driver of the Company’s success. In addition to base pay, LivaNova’s rewards, compensation, and benefits programs may include, depending on jurisdiction, annual performance bonuses, stock awards, pensions, health and well-being programs, paid time off and parental leave, financial assistance for education-related purposes, flexible working schedules, hybrid and remote working, employee stock purchase plans, and employee rewards programs, among others.
Culture
LivaNova seeks to foster a culture of continuous understanding and transparency, where open and direct communication is valued. Accordingly, LivaNova regularly conducts employee engagement surveys, called LivaNova4You, to measure overall employment engagement and satisfaction and to provide the Company with actionable data for potential improvement opportunities. Over 90% of employees completed the 2024 LivaNova4You engagement survey which encompassed questions relating to health and wellness, employment engagement, transformation and change, and overall culture within the Company. Based on the results of the survey, leaders within the Company are working with their teams to enhance communications and workload, collaboration around the organization, deeper focus on change management strategies, and increased development and career growth opportunities.
Performance Management, Leadership Development, and Professional Training
LivaNova’s annual performance management process is designed to build employee skills and capabilities and develop and retain enterprise leaders for the future. It includes training to increase the quality of employee/manager talent review discussions and employee performance calibrations among leaders to drive consistency. All employees, which include full-time and part-time employees, start the year creating performance-aligned goals that are reviewed with their managers at both mid-year and year-end performance evaluation reviews.
Employees have access to an extensive training library called LivaNova University, which contains modules covering different aspects of the business. In addition, LivaNova has a range of tailored programs in place to develop and enhance employees’ career paths. The LivaNova Leadership Academy is a program that promotes development through three different learning forums - Manager Fundamentals, Emerging Leaders, and Advanced Leadership - to accelerate the development and succession readiness for employees chosen for the program.
LivaNova also supports the continuing education of its employees externally. In the U.S. and internationally, eligible employees can access financial aid through education reimbursement programs for approved courses and certifications completed independently.
Finally, LivaNova offers internships and apprenticeships across functions around the globe, in partnership with universities and institutions, which may lead to full-time employment with the Company.

Valuing People
LivaNova recognizes the value in fostering an inclusive work environment and strives to provide a workplace free of harassment or discrimination. LivaNova’s strategy for accelerating diversity begins with creating new ways to identify extraordinary talent. Examples of the Company’s efforts include networking with universities, posting job listings on diverse sites, ensuring diversity-focused interview slates and panels, and training interviewers on how to conduct a fair, unbiased interview process.
LivaNova also supports internal diversity affinity initiatives, including the Multi-Generation Network and the Global Women’s Network, where employees convene to discuss topics that unite and celebrate the strength of diversity in the workplace. In addition, the LivaNova Women’s Network operates a mentorship program created by women and for women that facilitates pairings between mentors and mentees in the U.S. and Latin America. Topics range from career and financial advice to performance management and connection to the Company’s strategy. These programs provide members with new perspectives, more personalized development, and an opportunity to network with other women across the organization.
Seasonality
The number of medical procedures incorporating LivaNova’s products is generally lower during the summer months, particularly in European countries, due to summer vacation schedules.
Available Information
LivaNova’s global headquarters are located at 20 Eastbourne Terrace, London, UK W2 6LG. The Company’s website address is www.livanova.com. Free of charge through its website, LivaNova makes available its Proxy Statements on Schedule 14A, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and reports relating to beneficial ownership of the Company’s securities filed or furnished pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC. LivaNova’s website also contains the charters for each standing committee of its Board of Directors in addition to the Company’s Corporate Governance Guidelines.
LivaNova may from time to time provide important disclosures to investors by posting them in the Investor Relations section of its website, as allowed by SEC rules. Information on LivaNova’s website is not incorporated into this Report.
The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information about SEC registrants, including LivaNova.

ITEM 1A. RISK FACTORS
An investor should carefully consider the risks described below, as well as other information contained in this Report and in LivaNova’s other filings with the SEC. The Company’s business, results of operations, cash flows, and financial condition could be materially and adversely affected by any such risks or uncertainties. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect its business.
Risks Relating to the Company’s Business and Operations
LivaNova is subject to the risks of conducting business internationally.
LivaNova designs, develops, manufactures, markets, and sells products and therapies globally, and the Company intends to continue to pursue growth opportunities worldwide. LivaNova’s international operations are subject to risks that are inherent in conducting business globally. These risks, many of which LivaNova has experienced first-hand, include higher danger of terrorist activity, war, or civil unrest; greater exposure to inflation; volatility in freight and labor costs; fluctuating interest and exchange rates; increased exposure to cyber-attacks and supply chain challenges; trade protection measures such as tariffs, evolving sanctions, and import and export licensing requirements; changing energy prices; local product changes and compliance requirements; longer payment terms and collection times for receivables in local jurisdictions; difficulty enforcing agreements; greater exposure to creditworthiness of customers and inconsistent local law enforcement of obligations; ensuring compliance with anti-bribery laws; differing labor regulations and workforce instability; selling by way of distributors and agents; and political and economic instability. Many of these risks are rapidly evolving and subject to an accelerating pace of change.
Conflicts, for example, including those in Ukraine and the Middle East, have caused the Company to assess its ability to source materials, manage transportation costs, sell product, collect payment, and comply with international sanctions. These conflicts have increased economic and regulatory uncertainties, and a significant escalation or continuation of these conflicts could have a material impact on the Company’s operating results.
Certain of LivaNova’s subsidiaries are engaged in business dealings in countries subject to comprehensive sanctions, including Iran and Russia. These business dealings represent an insignificant amount of LivaNova’s consolidated revenues and income but expose the Company to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil and criminal penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restriction of licenses, as well as criminal fines and imprisonment. Despite best efforts to comply, there can be no assurance that LivaNova’s policies and procedures will prevent the Company from violating these regulations in every transaction in which LivaNova may engage, and such a violation could adversely affect its reputation, business, results of operations, cash flows, and financial condition.
In addition, LivaNova’s global operations result in revenues and expenses that are denominated in currencies other than LivaNova’s reporting currency, the USD. Fluctuations in exchange rates may impact, and have impacted, LivaNova’s results of operations and financial condition. Although LivaNova has in the past elected, and may in the future elect, to hedge certain foreign currency exposures, it is unlikely that any hedging strategy would eliminate its currency risk entirely. LivaNova cannot predict the change in currency exchange rates, the impact of exchange rate changes, or the degree to which it will be able to manage the impact of currency exchange rate changes.
Any of the aforementioned risks could adversely affect LivaNova’s business, results of operations, cash flows, and financial condition.
Reductions and interruptions in LivaNova’s supply chain have had, and may continue to have, adverse effects on LivaNova’s business, results of operations, cash flows, and financial condition.
LivaNova purchases many of the components and raw materials used in manufacturing its products from numerous suppliers in various countries. In some cases, LivaNova purchases specific components and raw materials from primary or main suppliers (or in some cases, a single or sole supplier) for reasons related to quality assurance, cost-effectiveness, and availability. Although the Company has generally been able to maintain necessary supplies of raw materials and components, supplier shortages and interruptions of certain components, such as PC-coated PMP fiber used in the manufacture of oxygenators, have caused, and may in the future cause, meaningful disruptions to LivaNova’s product manufacturing supply chain. Any problem affecting a supplier (whether due to external or internal causes) could have, and in certain instances, has had, a negative impact on LivaNova. Difficulties and delays in manufacturing, internally, externally, or otherwise within the supply chain, may lead to voluntary or involuntary business interruptions or shutdowns, employee furloughs, product shortages, withdrawals or suspensions of products from the market, and potential regulatory action.

Moreover, due to strict standards and regulations governing the manufacture and marketing of LivaNova’s products, the Company may not be able to locate new supply sources quickly or at all in response to a supply reduction or interruption, especially for components and raw materials sourced by a single or sole supplier, resulting in negative effects on its ability to meet market demand and to manufacture products effectively and timely. To the extent the Company is unsuccessful in managing its supply chain, any such issues could have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
Cybersecurity incidents or other disruptions to LivaNova’s information technology systems could lead to reduced revenue, increased costs, liability claims, regulatory fines, litigation, harm to LivaNova’s competitive position, and loss of reputation.
LivaNova is increasingly dependent on its information technology systems and those of third parties to operate its business, and certain products of the Company include integrated software and information technology. Such dependencies have been exacerbated by remote work practices. LivaNova relies on information technology systems to collect and process customer orders, manage product manufacturing and shipping, and support regulatory compliance. The Company routinely processes, stores, and transmits large amounts of data, including sensitive personal information, patient health information, and confidential business information. The secure processing, maintenance, and transmission of this information are critical to LivaNova’s operations. The quantity and complexity of the Company’s products and information technology systems make such systems vulnerable to cybersecurity incidents, breakdowns, interruptions, destruction, loss or compromise of data, obsolescence of or incompatibility among systems, or other significant disruptions.
The Company has experienced and is continually at risk of being subject to cybersecurity incidents and other disruptions. Programs and systems may require frequent updates or may no longer be supported, which may impact the ability of the Company’s information technology systems to operate properly or without disruption. Unauthorized persons routinely attempt to access LivaNova’s systems to disrupt, disable, or degrade services; obtain proprietary or confidential information; or remotely disrupt or access the systems of large healthcare provider customers of the Company by attempting to exploit the Company’s systems. Furthermore, LivaNova’s security assessments of third-party vendors may be inadequate to determine whether their security protocols are sufficient to prevent a cybersecurity incident or other system or data compromise. LivaNova also cannot be certain that the Company will receive timely notification by its third-party vendors of such matters. Cybersecurity incidents and other system and data compromises could remain undetected for an extended period, which could potentially result in significant harm to the Company’s information technology systems, as well as unauthorized access to, or acquisition of, the information stored on and/or transmitted by the Company’s information technology systems. In addition, to access LivaNova’s products and services, its customers may use computers and other devices that are beyond the Company’s security control safeguards.
Unauthorized disclosure or use of, denial of access to, or other incidents involving sensitive or confidential customer, patient, employee, vendor or Company data, whether through systems failure, employee negligence, fraud, misappropriation, cybersecurity incidents, or other intentional or unintentional acts, could expose and have exposed the Company to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation, damage LivaNova’s reputation and its competitive positioning in the marketplace, disrupt its or its customers’ business operations, or cause LivaNova to lose customers, potentially resulting in significant financial exposure and legal liability. Similarly, unauthorized access to or through, denial of access to, or other incidents involving LivaNova or its vendors’ information systems, whether by the Company’s employees or third parties, including a cyber-attack by criminal hackers, or state-sponsored organizations, who continuously develop and deploy viruses, ransomware, malware, or other malicious software programs or social engineering attacks, have resulted and could in the future result in negative publicity, significant remediation costs, legal liability, notification requirements, and damage to LivaNova’s reputation, which could have a material adverse effect on the Company’s business, results of operations, cash flows, and financial condition.
Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols. Additionally, artificial intelligence and machine learning may be used for certain cybersecurity incidents, improving or expanding the existing capabilities of threat actors in manners the Company cannot predict at this time, resulting in greater risk of cybersecurity incidents. Even when a cybersecurity incident or other system or data compromise is detected, the full extent of the issue may not be determined immediately. The costs to the Company to mitigate cybersecurity incidents or other system or data compromises could be significant, and, while the Company has implemented security measures to protect its information technology systems and data, its efforts to address potential information security vulnerabilities may not be successful. LivaNova’s cyber risk insurance may be insufficient to cover losses in connection with a cybersecurity incident or other system or data compromise, such as attorney’s fees, regulatory fines, litigation costs, or financial losses that exceed the Company’s policy limits or are not covered under any of its current insurance policies. Cyber risk insurance also has become more expensive to obtain, and LivaNova cannot be certain that the Company’s current levels of insurance will be available in the future on economically reasonable terms.
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s information technology systems. Promptly after detecting the issue, LivaNova began an investigation with assistance from external cybersecurity experts and coordinated with law enforcement. The Company implemented remediation measures to mitigate the impact of the incident. The Company also assessed the nature and scope of the affected data, analyzed its statutory notification obligations, and notified affected individuals and regulators as required by applicable law. The incident has been contained, and the Company’s mitigation efforts are considered complete, but any future cybersecurity event has the potential to materially affect its results of operations, cash flows, and financial condition.
The costs of complying with the requirements of U.S. federal and state and international laws and regulations pertaining to the privacy and security of personal information, including health-related information, and the potential liability associated with failure to comply with such laws and regulations, could materially adversely affect LivaNova’s business and results of operations.
There is significant regulatory enforcement focus on data protection in the U.S. (at both federal and state levels) and abroad, and an actual or alleged failure to comply with applicable U.S. or international data protection laws or regulations or other data protection standards may expose LivaNova to regulatory investigations, litigation (including class action litigation), fines, sanctions, settlement costs, or other penalties and liabilities, which could harm the Company’s reputation and adversely impact LivaNova’s business, results of operations, cash flows, and financial condition. The Company collects, stores, and handles personnel and patient data, including sensitive patient health information, which may present material obligations and risks to LivaNova’s business, including significantly expanded compliance burdens, costs, and enforcement risks. If LivaNova does not lawfully collect, store, handle, or otherwise process personal information and does not prevent cybersecurity incidents or other system or data compromises, particularly given the increased risks associated with processing sensitive health information, LivaNova may suffer legal and regulatory consequences in addition to business consequences. See “Cybersecurity incidents or other disruptions to LivaNova’s information technology systems could lead to reduced revenue, increased costs, liability claims, regulatory fines, litigation, harm to LivaNova’s competitive position, and loss of reputation.” above.
As a result of its worldwide operations, the Company is subject to various data protection and cybersecurity laws and regulations in many jurisdictions, including HIPAA, U.S. state privacy and data breach notification laws, and the GDPR. Other governments have enacted or amended or are enacting similar data protection laws, including data localization laws that require data to stay within their borders and other technical and operational adaptions that may be required given the rapid changes in data protection regulation where LivaNova conducts business. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. LivaNova’s efforts to comply with applicable laws and regulations may be inadequate, and the Company may be unable to avoid enforcement actions by governmental bodies. Enforcement actions may be costly and could interrupt the regular operations of LivaNova’s business. Moreover, LivaNova’s insurance coverage may be insufficient to cover all losses in connection with alleged non-compliance with applicable data protection laws and regulations. In addition, in the U.S., there is a trend of civil lawsuits and class actions relating to compromises of personal information caused by cybersecurity incidents or other system or data compromises, which typically allege negligence, breach of contract, and violation of various state consumer protection laws. LivaNova USA, Inc., for example, was named as a defendant in six putative class actions arising out of the November 2023 cybersecurity incident, which were consolidated into a single action that has been settled. The Company also has received inquiries from HHS’s Office for Civil Rights, U.S. state regulators, and international data protection authorities regarding the 2023 incident. In connection with any potential future cybersecurity incident, the Company similarly could become a target of civil litigation or government enforcement actions as a result of a compromise to or loss of data.
The global medical device industry is highly competitive, and LivaNova may be unable to compete effectively.
LivaNova operates in a highly competitive market characterized by increasingly complex products that are expensive and time- consuming to develop and manufacture. In the product lines in which LivaNova competes, the Company faces a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of specialized products. Development by other companies of new or improved products, processes, therapies, or technologies, including products developed with the effective use of advanced technologies like artificial intelligence, may make LivaNova’s products or proposed products less competitive. The Company’s failure to adopt or integrate such advanced technologies may hinder product innovation, increase costs, and impact its competitiveness and operational efficiency. In addition, LivaNova faces competition from providers of alternative medical therapies, pharmaceuticals, and surgical interventions, among others. Competitive factors include product quality, reliability and performance; product technology and innovation; breadth of product lines and product services; ability to identify new market trends; changes to the regulatory environment; cost-effectiveness and price; customer support and training; capacity to recruit engineers, scientists, and other qualified employees; ability to navigate the regulatory approval process in the markets in which LivaNova operates; reimbursement approval; reimbursement coverage; and effectiveness of systems and processes. Additionally, academic institutions, governmental agencies, and other public and private research organizations may also conduct research, seek patent protection, and establish collaborative arrangements for discovery, research, clinical development, and marketing of products similar to LivaNova’s products. Difficulties in any of these areas may have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
LivaNova’s research and development efforts rely upon investments and investment collaborations, and the Company cannot guarantee that any previous or future investments or investment collaborations will be successful.
The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. As a result, LivaNova also relies on investments and investment collaborations to provide the Company access to new technologies. If LivaNova fails to develop new and enhanced products and services on a timely basis, the Company’s offerings may become more expensive to maintain and eventually obsolete over time, and its reputation, business, and financial results may be negatively impacted. LivaNova’s success depends on several factors, including its ability to appropriately allocate the Company’s R&D funding to products and services with higher growth prospects, for example, further incorporation of software, hiring and retaining the necessary R&D talent, stimulating customer demand for and convincing customers to adopt new technologies, innovating and developing new technologies and applications, and acquiring or obtaining third-party technologies that may have valuable applications in the markets that LivaNova serves.
LivaNova expects to make investments where it believes that the Company can internally develop, or acquire, new technologies and products to further LivaNova’s strategic objectives and strengthen LivaNova’s existing businesses. The success of any investment may be affected by a number of factors, including the Company’s ability to identify and then properly assess and value the potential business opportunity. These types of transactions may require more resources than originally anticipated, may divert management’s attention from the Company’s existing business, and may not result in the expected benefits, savings, or synergies. Investments and investment collaborations in and with medical technology companies are inherently risky, and LivaNova cannot guarantee that any of its previous or future acquisitions, investments, or investment collaborations will be successful or will not materially adversely affect LivaNova’s business, results of operations, cash flows, and financial condition.
The continuing development of many of LivaNova’s products depends upon the Company maintaining appropriate working relationships with healthcare professionals.
The success and continuing development of LivaNova’s products depend on the ability to work appropriately with healthcare professionals as needed. If LivaNova fails to maintain its working relationships with physicians and other healthcare professionals, the Company’s products may not be developed and marketed in line with the needs and expectations of the professionals who use and support LivaNova’s products. Physicians assist LivaNova as researchers, marketing consultants, product consultants, inventors, and public speakers, and LivaNova relies on these professionals to provide the Company with considerable knowledge and experience. If LivaNova is unable to maintain these relationships, the development and marketing of the Company’s products could suffer, which could have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
Quality issues with LivaNova’s processes, products, and services could harm the Company’s reputation for producing high-quality products and erode LivaNova’s competitive advantage, revenue, and market share.
Maintaining the quality of the Company’s products is important to LivaNova and its customers due to the serious and costly consequences of product failure. LivaNova’s quality certifications are critical to the marketing success of the Company’s products and services. If LivaNova fails to meet these standards, the Company’s reputation could be damaged, the Company could lose customers, and LivaNova’s revenue and results of operations could decline. Aside from specific customer standards, LivaNova’s success depends generally on the Company’s ability to manufacture precision-engineered components, sub-assemblies, and finished products to exact tolerances with certified materials. If LivaNova’s components fail to meet these standards or fail to adapt to evolving standards, the Company’s reputation as a manufacturer of high-quality products will be harmed, certain of its inventory may become obsolete, its competitive advantage could be damaged, and LivaNova could lose customers and market share.

If LivaNova’s marketed medical devices are defective or otherwise pose safety risks, the FDA and similar non-U.S. governmental authorities could require their recall or initiate an enforcement action, or LivaNova may initiate a recall of the Company’s products or stop sales of products voluntarily.
As a healthcare company, LivaNova’s products are subject to the risk of recalls or enforcement actions. The FDA and similar non-U.S. governmental authorities may require the recall and/or the withdrawal of sales of commercialized products in the event of material deficiencies or defects in design, software, or manufacture, or in the event that a product poses an unacceptable risk to patients’ health. Manufacturers, on their own initiative, may recall a product or stop sales of such product, and the Company has in the past initiated, and may initiate in the future, voluntary product recalls and sale stoppages. Any recall announcement could harm LivaNova’s reputation with customers and negatively affect LivaNova’s reputation, business, results of operations, cash flows, and financial position. A recall could also impair LivaNova’s ability to produce its products in a cost-effective and timely manner. In the future, LivaNova may initiate voluntary withdrawal, removal, replacement, or repair actions that the Company determines do not require notification as a recall. If a regulatory authority were to disagree with LivaNova’s determinations, it could require the Company to report those actions as recalls.
In addition, depending on the corrective action taken to redress a device’s deficiencies or defects, regulators may require, or LivaNova may decide, that the Company needs to obtain new approvals or clearances before it markets or distributes the corrected device. Seeking such approvals or clearances may delay LivaNova’s ability to replace the recalled device in a timely manner. Any corrective action, whether voluntary or involuntary, or related litigation will require investment of the Company’s time and capital, may distract management from operating the business, may cause the Company to write down inventory related to any product recall or other quality issues, and may harm LivaNova’s reputation and financial results. See, for example, “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements under the section entitled “Product Liability Litigation.” Moreover, if LivaNova does not adequately address problems associated with its devices, the Company may face additional regulatory enforcement actions, including FDA warning letters, product seizures, injunctions, administrative penalties, or civil or criminal fines, any of which could have a material adverse effect on LivaNova’s business.
Failure to comply with product-related government regulations may materially adversely affect LivaNova’s business, results of operations, cash flows, and financial condition.
Both before and after a product is commercially released, LivaNova has ongoing responsibilities under FDA and other applicable non-U.S. government agency regulations. For instance, many of LivaNova’s facilities and procedures and those of its suppliers are subject to periodic inspections by the FDA, which can result, and in the past has resulted, in inspection observations on the FDA’s Form 483, warning letters, or other forms of enforcement. If the FDA were to conclude that LivaNova is not in compliance with applicable laws or regulations, or that any of the Company’s medical products are ineffective or pose an unreasonable health risk, the FDA could ban such medical products; detain or seize adulterated or misbranded medical products; order a recall, repair, replacement, or refund of such products; refuse to grant pending PMA applications; and/or require LivaNova to notify health professionals and others that the devices present an unreasonable risk of substantial harm to the public health. Similar consequences could follow, such as audits by non-U.S. regulators and notified bodies.
The FDA and other non-U.S. government agencies could also assess civil or criminal penalties against LivaNova, the Company’s officers, or other employees and/or impose operating restrictions on a company-wide basis. The FDA could also recommend prosecution to the U.S. Department of Justice. An adverse regulatory action could restrict LivaNova from effectively marketing and selling its products, limit its ability to obtain future pre-market clearances or PMAs, and result in a substantial modification to LivaNova’s business practices and operations. These potential consequences, as well as any adverse outcome from government investigations, could have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
In addition, device manufacturers are prohibited from promoting their products for uses and indications that are not consistent with the approved product labeling (so called “off-label uses”). While physicians may exercise their discretion in prescribing a device for an off-label use, a device manufacturer’s failure to comply with the related applicable regulations could subject LivaNova to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties.
Governmental regulations outside the U.S. have, and may continue to, become increasingly stringent and common as well. For example, MDR has resulted in significant additional pre-market and post-market requirements. Certifications to MDR must be achieved by December 2027 or December 2028, based on the risk classification of the device. In the interim, the European Commission is allowing companies to use their MDD certifications. LivaNova is working to obtain all appropriate approvals as required, as penalties for regulatory non-compliance can be severe, including fines and revocation or suspension of a company’s business license. The development and implementation of future laws and regulations may also have a material adverse effect on LivaNova.
LivaNova’s success depends on its employees and the Company’s ability to attract and retain key personnel needed to successfully operate its business, plan for future executive transitions, and negotiate with local works councils.
LivaNova’s ability to compete effectively depends on its ability to attract and retain key employees and maintain robust succession planning for key positions. The Company’s ability to recruit and retain key talent depends on many factors, including compensation and benefits, work location, work environment, industry-specific and general economic conditions, and the hiring practices of competitors. If LivaNova fails to attract and retain key personnel in senior management and other positions, or if the Company’s succession planning efforts are not effective, it could have a material adverse effect on LivaNova’s business, financial condition, and results of operations.
Furthermore, in many of the countries where LivaNova operates, employees are covered by various local laws and/or collective bargaining agreements, some with the right to be consulted in relation to specific issues, including reorganizations and staff reductions. The laws and/or collective bargaining agreements could have an impact on LivaNova’s flexibility as they apply to programs to redefine and/or strategically reposition the Company’s activities. A negative response to any action taken by LivaNova from a works council or union-organized work stoppages by employees could have a negative impact on LivaNova’s business.
LivaNova’s products are subject to complex laws and regulations, and failure to obtain product approvals, clearance, or reimbursement may materially adversely affect LivaNova’s business, results of operations, cash flows, and financial condition.
LivaNova’s medical devices and technologies, as well as its business activities, are subject to a complex set of regulations and rigorous enforcement, including by the FDA, U.S. Department of Justice, U.S. Department of Health & Human Services, and numerous other federal, state, and non-U.S. governmental authorities. Leadership and other workforce changes within any of the aforementioned agencies as a result of the change of administration in the U.S. may impact regulations, enforcement priorities, and timelines. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA clearance, and requirements for such approvals may differ from FDA requirements. To varying degrees, each of these agencies requires LivaNova to comply with laws and regulations governing the development, modification, testing, manufacturing, labeling, reimbursement, marketing, and distribution of LivaNova’s products. As part of the approval, clearance, or reimbursement process for new products, product modifications, and new indications for existing products, LivaNova may conduct clinical trials and studies. Unfavorable or inconsistent clinical data from existing or future clinical trials, or the unfavorable interpretation of such clinical data by customers, regulatory authorities, or third-party payers, may adversely impact LivaNova’s ability to obtain product approval or clearance, and/or receive reimbursement.
LivaNova, for example, is currently conducting clinical studies, and any trial delays or news regarding unfavorable or inconsistent clinical data could have a material adverse effect on LivaNova’s business. Success in pre-clinical testing and early clinical studies does not always ensure that later clinical studies will be successful, and LivaNova cannot be sure that later studies will replicate the results of prior studies. Any termination or delay in the completion of LivaNova’s clinical studies could delay or preclude the filing of regulatory submissions or requests for coverage determinations and, ultimately, LivaNova’s ability to commercialize new or modified products and obtain reimbursement for the Company’s products. It is also possible that patients enrolled in clinical studies will experience adverse side effects that are not currently part of the product’s safety profile, which could inhibit further marketing and development of such products.
Even if LivaNova is able to obtain product approval, product clearance, and reimbursement, it may take a significant amount of time; require the expenditure of substantial resources; involve stringent pre-clinical and clinical testing; require increased post-market surveillance; involve modifications, repairs, or replacements of LivaNova’s products; and/or impose limitations on the proposed uses of its products. Ultimately, LivaNova cannot guarantee that its clinical trials will be successful or that the Company will be able to obtain or maintain approval or clearance and/or reimbursement for new products or modifications to existing products. Any such issues, whether in relation to clinical trials, approvals, clearances, or reimbursement, could have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
The impact of pending or existing climate change may have a material impact to LivaNova’s future operations.
The physical impacts of natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, winter storms, wildfires, or flooding, could potentially damage LivaNova’s facilities, cause unanticipated downtime in production, temporarily reduce demand, reduce employee productivity, increase absenteeism, disrupt the Company’s supply chain operations and its suppliers’ operations, and negatively impact operational costs. Additionally, transitional climate risks, such as changing customer behaviors and changing dynamics in raw materials and utility markets, could lead to lost revenue due to inability to meet changing customer requirements, increasing costs associated with product adjustments to meet changing customer preferences, increasing costs of inputs and raw materials, and increasing cost of utilities. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Legal, regulatory, and customer requirements and preferences designed to mitigate the effects of climate change on the environment are increasing, and there is a risk of obligations being imposed that would increase LivaNova’s compliance burden and cost to meet these obligations. Individually or in the aggregate, such risks could materially negatively impact LivaNova’s future operations.
Global healthcare policy changes may have a material adverse effect on LivaNova’s business, results of operations, financial condition, and cash flows.
In response to increases in healthcare costs, there have been and continue to be proposals by governments, regulators, and third- party payers globally to control these costs. These proposals, among other things, have resulted in efforts to enact healthcare system reforms that may lead to restricted access, pricing restrictions, payback requirements, and limits on the amounts of reimbursement available for LivaNova’s products. For example, in 2015, the Italian Parliament introduced rules for entities that supply goods and services to the Italian National Healthcare System, impacting the business and financial reporting of medical technology sector companies that sell devices in Italy, including LivaNova. A key provision of the law is a “payback” measure, requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. While LivaNova is appealing the imposition of the guidelines and requests for payment pursuant to the rule, the Constitutional Court, in a separate matter, determined the rule constitutional. As a result, the Company may not be successful in its own appeals. See “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements included in this Report for additional information.
Additionally, LivaNova’s ability to profitably commercialize the Company’s products is dependent, in large part, on whether third-party payers, including private healthcare insurers, managed-care plans, governmental programs, and others, agree to cover the costs and services associated with LivaNova’s products and related medical procedures in the U.S. and internationally. Third-party payers, including private and government insurers, are increasingly requiring evidence that medical devices are clinically-effective and cost-effective. If LivaNova is unable to demonstrate that the Company’s devices are effective, third-party payers may not reimburse the use of LivaNova’s products or provide sufficient reimbursement for LivaNova’s products, which could reduce sales of the Company’s products to healthcare providers that depend upon reimbursement for payment for their services. Similarly, periodic changes to reimbursement methodologies could have an adverse impact on LivaNova’s business. Adoption of some or all of such healthcare policy and reimbursement proposals could have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial position.
Failure to comply with rules relating to reimbursement of healthcare goods and services, healthcare fraud and abuse, false claims, and other applicable laws or regulations may subject LivaNova to penalties and limit patient access to its devices, thereby adversely impacting the Company’s reputation and business operations.
LivaNova’s devices and therapies are subject to regulation by various governmental agencies worldwide that are responsible for regulating healthcare goods and services, including laws and regulations related to kickbacks, false claims, self-referrals, and healthcare fraud. Because LivaNova’s marketing practices involve direct promotion to patients in certain jurisdictions, the Company is subject to additional laws and regulations intended to prevent misleading patients and consumers through unethical promotional activities and related data collection practices. Any failure to comply with these laws and regulations could subject the Company or its officers and employees to criminal and civil financial penalties.
The risk of being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by regulatory authorities or the courts and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of LivaNova’s business activities, including the Company’s relationships with healthcare providers, some of whom recommend, purchase, and/or prescribe LivaNova’s devices, group purchasing organizations, and LivaNova’s independent sales agents and distributors, could be subject to challenge under one or more of such laws. Even an unsubstantiated allegation of impropriety could adversely impact LivaNova’s reputation and/or business operations.
Furthermore, LivaNova’s devices, products, and therapies are purchased principally by hospitals or physicians that typically bill various third-party payers, such as governmental healthcare programs (e.g., Medicare, Medicaid, and comparable non-U.S. programs), private insurance plans, and managed-care plans for the healthcare services provided to their patients. The ability of LivaNova’s customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. LivaNova’s devices, products, and therapies are subject to regulation regarding quality and cost by HHS, including CMS, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare goods and services, including laws and regulations related to kickbacks, false claims, self-referrals, and healthcare fraud. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, LivaNova is subject to the Physician Payments Sunshine Act and similar U.S. state laws, which require the Company to annually report certain payments and other transfers of value LivaNova makes to U.S.-licensed physicians, U.S. teaching hospitals, or other covered recipients. Any failure to comply with these laws and regulations, including similar laws and regulations outside of the U.S., could subject the Company or its officers and employees to criminal and civil financial penalties, potentially resulting in a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial position.
Failure to comply with anti-bribery laws could materially adversely affect LivaNova’s business and result in civil and/or criminal sanctions.
LivaNova’s operations are subject to anti-corruption laws, including the UK Bribery Act, the FCPA, and other anti-corruption laws that apply in countries where the Company does business. These laws generally prohibit LivaNova and its employees and intermediaries from bribing, being bribed, or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Because of the predominance of government-administered healthcare systems in many parts of the world outside of the U.S., many of LivaNova’s customer relationships are potentially subject to such laws.
LivaNova is, therefore, exposed to the risk that its employees, independent contractors, principal investigators, consultants, vendors, independent sales agents, and distributors may engage in fraudulent or other illegal activity in violation of these laws and LivaNova’s Code of Ethics & Business Conduct. LivaNova maintains a compliance program that includes policies and training to educate its employees and agents on these legal requirements, and to prevent and prohibit improper practices. However, existing safeguards and any future improvements may not always be effective, and LivaNova’s employees, consultants, sales agents, or distributors may engage in conduct for which LivaNova could be held responsible. In addition, regulators could seek to hold LivaNova liable for conduct committed by companies in which LivaNova invests or acquires. The FCPA can pose unique challenges for companies that operate in foreign cultures where conduct prohibited by the FCPA may not be viewed as illegal in local jurisdictions. Although LivaNova’s compliance program includes mechanisms for detecting and correcting misconduct, including a hotline called the “LivaNova Ethics Line”, it is not always possible to identify and deter misconduct by LivaNova’s employees and other third parties, and the precautions the Company takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting LivaNova from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self- disclosures by companies, aggressive investigations and enforcement proceedings by governmental agencies, and assessment of significant fines and penalties against companies and individuals. LivaNova cannot predict the nature, scope, or effect of future regulatory requirements to which the Company’s international operations might be subject or the manner in which existing laws might be administered or interpreted. Any alleged or actual violations of these laws and regulations may subject LivaNova to government scrutiny, severe criminal or civil sanctions, and other liabilities, including exclusion from government contracting or government healthcare programs, and could negatively affect LivaNova’s reputation, business, results of operations, cash flows, and financial condition.
If LivaNova’s business development and restructuring activities are unsuccessful, the Company may not realize the intended benefits.
LivaNova has sought, and in the future may seek, to supplement its organic growth through strategic investments, alliances, and acquisitions. Moreover, LivaNova has sought, and in the future may seek, to divest or wind down certain assets deemed non-core to the Company’s long-term strategic objectives. For example, as part of the 2024 Restructuring Plan, the Company wound down its ACS segment. Such transactions are inherently risky and require significant effort and management attention. The success of any investment, alliance, acquisition, or divestiture may be affected by various factors, including LivaNova’s ability to properly assess, finance, value, and obtain relevant approvals for a potential business opportunity or to successfully integrate any business LivaNova may acquire. LivaNova cannot be certain that its investments, alliances, and acquired businesses will achieve the financial projections supporting those investment decisions. In addition, if LivaNova’s investments, alliances, divestitures, or acquisitions are not successful, the Company may incur costs in excess of what it anticipates, including those resulting from related litigation.
As a result of acquisitions, LivaNova may face risks due to the implementation, modification, or remediation of controls, procedures, and policies relating to data privacy and cybersecurity at the acquired company. In addition, failure to manage and coordinate the growth of the combined company successfully could have an adverse impact on LivaNova’s business.
Similarly, LivaNova may divest and has divested portions of its business, resulting in the migration of data and overlapping data obligations. As a result of such divestitures, LivaNova may face risks due to the migration or modification of controls, procedures, and policies relating to data privacy and cybersecurity internally or en route during migration. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on LivaNova’s business.
LivaNova may incur impairments of intangible assets, goodwill, and other long-lived assets that may adversely affect the Company’s financial results.
LivaNova reviews, when circumstances warrant, the carrying amounts of its intangible assets, goodwill, and other long-lived assets to determine whether those carrying amounts continue to be recoverable in accordance with U.S. GAAP. Significant negative industry or economic trends; disruptions to LivaNova’s businesses; and significant unexpected or unplanned changes in the use of assets, divestitures, and market capitalization declines, among other events, may result in impairments to LivaNova’s intangible assets, goodwill, and other long-lived assets. Recent impairments have significantly affected LivaNova’s financial results, as could future impairments.
Public health crises have had, and may continue to have, an adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition, the nature and extent of which are uncertain and unpredictable.
LivaNova’s global operations and business interactions with healthcare systems, providers, and patients around the world expose the Company to risks associated with public health crises, including epidemics and pandemics such as COVID-19. LivaNova continues to monitor the potential effects of future health epidemics on the Company’s business and operations. While the spread of COVID-19 has stabilized, the Company cannot guarantee that a future outbreak of this or any other widespread epidemic will not occur, which could have the effect of decreasing demand and/or increasing volatility in demand for LivaNova’s products, which could have a material impact on LivaNova’s business, results of operations, cash flows, financial condition, and liquidity.
Legal, Regulatory, and Compliance Risks
As a manufacturer of medical devices, LivaNova is exposed to product liability claims that could adversely affect its consolidated financial condition and tarnish the Company’s reputation.
LivaNova designs, develops, manufactures, markets, and sells medical devices that pose product liability risks. Component failures, manufacturing defects, software errors, design flaws or inadequate disclosure of product-related risks or product or use-related information, or physician misuse with respect to these or other products the Company manufactures or sells could result in an unsafe condition for, injury to, or death of a patient. Such an event could result in product liability claims or a recall of, or safety alert relating to, one or more of LivaNova’s products. For example, as described in “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements included in this Report, the Company is involved in product liability litigation relating to its cardiopulmonary 3T Heater-Cooler product that has adversely affected LivaNova’s financial condition and has required the Company to devote significant resources to its defense and/or settlement of these claims. Any such product liability claims, whether unsubstantiated or not, could negatively affect LivaNova’s reputation, business, results of operations, cash flows, and financial condition.
LivaNova holds global insurance policies to cover a portion of future potential product liability losses and has elected to self- insure with respect to a significant portion of the Company’s product liability risks. Any product liability claims, regardless of their ultimate outcome, could have a material adverse effect on the Company’s ability to attract and retain customers for its products, and future losses from product liability claims could exceed LivaNova’s product liability insurance coverage and lead to a material adverse effect on the Company’s financial condition and liquidity. In addition, future unanticipated large liability claims may raise substantial doubt about LivaNova’s ability to continue as a going concern.
LivaNova is subject to heightened scrutiny on issues relating to sustainability, including environmental laws and regulations, and the risk of environmental liabilities, violations, and litigation in multiple jurisdictions, any of which could have a material impact on LivaNova’s reputation, business, results of operations, cash flows, financial condition, and liquidity.
There is a heightened focus on issues relating to sustainability, including environmental stewardship, social responsibility, and corporate governance matters. Increasing attention on sustainability issues related to LivaNova’s business requires continuous monitoring of various and evolving laws, regulations, standards, and expectations and the associated reporting requirements. For example, in 2023, the CSRD entered into force. Broadly, CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the NFRD and will require a much broader range of in-scope companies to publicly report on their impact on sustainability matters as well as how sustainability matters affect their own development, performance and position in accordance with the ESRS. To the extent LivaNova is in scope of the reporting requirements under CSRD, the Company will be required to provide such information with its management report.

This will involve implementing processes to gather the relevant data, conduct materiality assessments, and prepare a CSRD-compliant report, which will likely be a time-consuming and costly exercise, and in the event that LivaNova’s disclosures prove incorrect, the Company may incur liabilities. When producing a CSRD report, LivaNova may be required to obtain an assurance opinion with respect to the information in the report. To the extent an adverse or qualified assurance conclusion is reached with respect to LivaNova’s report, the Company’s reputation may be impacted, and investors could lose confidence in the accuracy and completeness of its sustainability disclosures. Subject to the specific circumstances of an adverse or qualified conclusion, LivaNova may also be subject to sanctions set by EU Member States. Further, there are ongoing consultations that may result in further changes or amendments to CSRD. No final proposals have yet been set out, but this process could lead to significant changes to the CSRD regime. It is unclear as to how any such future changes could impact LivaNova.
Furthermore, if LivaNova’s sustainability initiatives fail to satisfy investors, customers, or other stakeholders, the Company’s reputation, its ability to sell products and services to customers, and its attractiveness as an investment, business partner, or acquirer could be negatively impacted. Similarly, LivaNova’s failure, or perceived failure, to fulfill its sustainability goals or to satisfy various reporting standards could also have a similar negative impact on the Company’s reputation, business, and results of operations. Environmental regulations continue to become more stringent, and LivaNova may experience increased compliance burdens and costs to meet its regulatory obligations, as well as adverse impacts on raw material sourcing, manufacturing operations, and the distribution of LivaNova’s products.
Additionally, certain environmental laws assess liability on current, prior, and/or related owners or operators of real property for the costs of investigation, removal, or remediation of hazardous substances on their properties or at properties on which they have disposed of hazardous substances. For example, LivaNova’s Saluggia campus contains hazardous substances as a result of nuclear installations built in 1960 under previous ownership, and the Italian government has stated that LivaNova will eventually be responsible for dismantling the nuclear installation on Company property, as well as delivering the aforementioned waste to a national repository. It is also possible that a governmental authority may seek to hold LivaNova liable for successor liability violations committed by any companies in which LivaNova invests or acquires. For example, LivaNova is currently in litigation with the government in Italy stemming from a civil action where the Court of Appeal declared LivaNova (formed through a merger with Sorin) liable for environmental liabilities incurred by SNIA’s (a former parent company of Sorin) other subsidiaries. See “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements included in this Report for additional information regarding these two matters. LivaNova’s business, results of operations, cash flows, financial condition, and liquidity could be materially adversely affected by a negative decision in the case of SNIA and could be adversely affected by an increase in anticipated costs relating to disposal of hazardous waste in Saluggia. Private parties could also bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.
In addition, LivaNova’s operations involve the use of substances regulated under environmental laws, including for purposes of sterilization. Regulations require sterilization of LivaNova’s products, and the Company operates, for example, a sterilization facility in Colorado allowing the Company to sterilize certain of its products in-house. The EPA and certain states have begun scrutinizing the levels of community exposure to EtO, which is used in the sterilization process. Certain medical device operating facilities have been designated as “elevated risk” facilities based on emission levels of EtO. LivaNova is not on the “elevated risk” list, nor is it in violation of any current local or federal regulations. However, to the extent LivaNova or its contract sterilizers are unable to sterilize LivaNova’s products, whether due to regulatory, legislative, or other constraints, including on the use of EtO, LivaNova may be unable to transition to alternative internal or external resources or methods in a timely or cost-effective manner or at all, which could have a material impact on LivaNova’s results of operations and financial condition.
LivaNova is substantially dependent on patent and other proprietary rights, and failing to protect such rights or to be successful in litigation related to LivaNova’s rights or the rights of others may result in the Company’s payment of significant monetary damages and/or royalty payments, negatively impact LivaNova’s ability to sell current or future products, or prohibit the Company from enforcing its patent and other proprietary rights against others.
LivaNova relies on a combination of patents, trade secrets, and non-disclosure agreements to protect the Company’s proprietary intellectual property. While LivaNova intends to defend against any threats to the Company’s intellectual property, any litigation to counter the infringement, misappropriation, or unauthorized use of LivaNova’s intellectual property may require the expenditure of significant financial and managerial resources, which may adversely affect LivaNova’s business, results of operations, cash flows, and financial condition. Additionally, LivaNova’s patents, trade secrets, or other agreements may not prevent competitors from independently developing or selling similar products and services and may not adequately deter misappropriation or improper use of the Company’s technology. Further, pending patent applications may not result in patents being issued to LivaNova. Patents issued to or licensed by LivaNova in the past or in the future may be challenged or circumvented by competitors, and such patents may be found invalid, unenforceable, or insufficiently broad to protect the

Company’s technology, and may limit LivaNova’s competitive advantage. Third parties could obtain patents that may require LivaNova to negotiate licenses to conduct business, and the required licenses may not be available on reasonable terms or at all.
LivaNova also relies on non-disclosure and non-competition agreements with certain employees, consultants, and other parties to protect, in part, trade secrets and other proprietary rights. LivaNova cannot be certain that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to LivaNova’s trade secrets or proprietary knowledge. Further, new proposed regulations in the U.S. would prohibit certain competition agreements. These proposed regulations have been successfully litigated in lower courts, but appeals are pending, and the outcome of those cases remains uncertain. If regulations become effective as proposed and enforced, LivaNova may not be able to rely on agreements with certain of the Company’s employees or other parties.
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
In addition, the laws and intellectual property systems of certain countries in which LivaNova markets some of its products do not protect the Company’s intellectual property rights to the same extent as in the U.S., which may impact its market position in those countries. LivaNova could also face competition in countries where the Company has not invested in an intellectual property portfolio, or where the Company has not invested in the same protection as in the U.S. If the Company is unable to protect LivaNova’s intellectual property in those countries, it could have a material adverse effect on LivaNova’s reputation, business, results of operations, cash flows, and financial condition.
Inadequate funding for U.S. federal government agencies and government shutdowns could negatively affect LivaNova’s business, results of operations, cash flows, and financial condition.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government funding levels, the ability to hire and retain key personnel, government shutdowns, and statutory, regulatory, and policy changes. In addition, a portion of LivaNova’s revenue is dependent on U.S. federal government healthcare program reimbursement. Any disruption in U.S. federal government operations, including government shutdowns, could have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
Risks Related to LivaNova’s Indebtedness
LivaNova may not have sufficient cash flow from its business operations to pay when due, or be able to raise the funds necessary to pay when due, amounts owed with respect to the 2025 Notes and 2029 Notes and/or any amounts owed under the Company’s revolving credit facility and term facilities, which could adversely affect LivaNova’s business and results of operations.
LivaNova’s ability to make payments (including interest, principal upon maturity, and payments to satisfy exchanges for cash or conversions) in respect of and/or to refinance LivaNova’s outstanding Notes or other indebtedness (including any indebtedness under LivaNova’s revolving credit facility or term facilities) depends on the Company’s future performance, which is subject to economic, financial, competitive, and other factors beyond its control. If LivaNova is unable to generate enough cash flow to make payments on the 2025 Notes, the 2029 Notes, or other indebtedness when due, the Company may be required to adopt one or more alternatives, such as selling assets or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. LivaNova’s ability to refinance the 2025 Notes, the 2029 Notes, or other indebtedness, which the Company may need to do to satisfy its obligations thereunder, will depend on the capital markets and LivaNova’s financial condition at such time. LivaNova may not be able to engage in these activities on desirable terms or at all, which could result in a default on the 2025 Notes and 2029 Notes and/or LivaNova’s revolving credit facility and term facilities.
LivaNova will be required to settle any exchanges of the 2025 Notes entirely in cash, while upon any conversions of the 2029 Notes, LivaNova will be required to pay cash up to the aggregate principal amount of the 2029 Notes to be converted and pay or deliver, as the case may be, cash, LivaNova’s ordinary shares, or a combination of cash and LivaNova’s ordinary shares, at LivaNova’s election, in respect of the remainder, if any. Additionally, the holders of the 2025 Notes and 2029 Notes have the right to require LivaNova to repurchase the aforementioned notes upon the occurrence of a fundamental change (as defined in the respective indentures governing the Notes) at a repurchase price equal to 100% of the principal amount of the 2025 Notes and 2029 Notes to be repurchased, plus accrued and unpaid interest, if any.

Any failure by LivaNova to make required payments in respect of its indebtedness (after any applicable grace period) would constitute an event of default in respect of such indebtedness.
In addition, LivaNova’s indebtedness, including under the 2025 Notes and 2029 Notes, combined with the Company’s other financial obligations and contractual commitments, including those under LivaNova’s revolving credit facility or term facilities, could have other important consequences. For example, it could:
•Make LivaNova more vulnerable to adverse changes in government regulations and in the global economy, healthcare, and competitive environment;
•Limit the Company’s flexibility in planning for, or reacting to, changes in LivaNova’s business and its markets;
•Place the Company at a disadvantage compared to LivaNova’s competitors who have less debt;
•Limit LivaNova’s ability to borrow additional amounts for working capital, to fund acquisitions, and for other general corporate purposes; and
•Make a sale of the Company less attractive to buyers or more difficult to complete.
Any of these factors could harm LivaNova’s business, results of operations, cash flows, and financial condition. In addition, if LivaNova incurs additional indebtedness under the revolving credit facility or term facilities, the risks related to LivaNova’s business and its ability to repay the Company’s indebtedness, including under the 2025 Notes and 2029 Notes, would increase. For additional information, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report under the section entitled “Liquidity and Capital Resources” and “Note 9. Financing Arrangements” in LivaNova’s consolidated financial statements included in this Report.
The conditional exchange or conversion features of the 2025 Notes and 2029 Notes, as applicable, if triggered, may adversely affect LivaNova’s liquidity and operating results.
If the conditional exchange feature of the 2025 Notes is triggered, holders are entitled to exchange the 2025 Notes at any time during specified periods, at their option, and if the conditional conversion feature of the 2029 Notes is triggered, holders are entitled to convert the 2029 Notes at any time during specified periods, at their option. For example, holders are entitled to exchange 2025 Notes or convert 2029 Notes during a given calendar quarter if the closing price of LivaNova’s ordinary shares for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding calendar quarter was greater than or equal to a set dollar amount ($79.27 per share in the case of the 2025 Notes and $90.22 in the case of the 2029 Notes, subject to adjustment). Neither the exchange condition for the 2025 Notes nor the conversion condition for the 2029 Notes was satisfied on December 31, 2024, and therefore, the Notes will not be exchangeable or convertible pursuant to this condition from January 1, 2025, through March 31, 2025. On or after September 15, 2025, holders may exchange 2025 Notes at their option, and on or after December 15, 2028, holders may convert 2029 Notes at their option, in each case without regard to additional conditions. If holders exchange 2025 Notes during any future period in which such exchange is permitted, LivaNova would be required to settle its exchange obligation through the payment of cash, and if holders convert 2029 Notes during any future period in which such conversion is permitted, LivaNova would be required to pay cash up to the aggregate principal amount of the 2029 Notes to be converted and may elect to settle the remainder of the conversion obligation in cash, shares, or a combination of the two. Any such cash payments upon exchange or conversion could adversely affect the Company’s liquidity.
The effective interest rate and related interest expense reported in LivaNova’s consolidated financial statement of operations is significantly greater than the stated interest rate of the 2025 Notes and 2029 Notes and may result in volatility to the Company’s reported financial results, which could adversely affect the price at which LivaNova’s ordinary shares trade.
LivaNova will settle exchanges of the 2025 Notes entirely in cash. Additionally, upon conversion of the 2029 Notes, LivaNova will pay cash up to the aggregate principal amount of the 2029 Notes to be converted and pay or deliver, as the case may be, cash, LivaNova’s ordinary shares, or a combination of cash and LivaNova’s ordinary shares, at LivaNova’s election, in respect of the remainder, if any, of LivaNova’s conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted. Accordingly, the exchange or conversion feature, as applicable, that is part of the 2025 Notes and 2029 Notes is accounted for as a derivative pursuant to accounting standards relating to derivative instruments. This resulted in an initial accounting valuation of the exchange or conversion feature, as applicable, which was bifurcated from the debt component of the 2025 Notes and 2029 Notes, resulting in an original issue discount. The original issue discount is amortized and recognized as a component of interest expense over the term of the 2025 Notes and 2029 Notes, which results in an effective interest rate reported in LivaNova’s consolidated statements of income (loss) in excess of the stated interest rate of the 2025 Notes and 2029 Notes. Although this accounting treatment does not affect the amount of cash interest paid to holders of the 2025 Notes and 2029 Notes or LivaNova’s cash flows, it reduces the Company’s earnings and could adversely affect the price at which its ordinary shares trade.

Additionally, for each financial statement period after issuance of the 2025 Notes and 2029 Notes, a derivative gain or loss is and will be reported in LivaNova’s consolidated statements of income (loss) to the extent the valuations of the exchange feature and conversion feature, as applicable, change from the previous period. The 2025 Capped Calls and 2029 Capped Calls described below and elsewhere in this Report are also accounted for as derivative instruments. The valuation of the exchange feature of the 2025 Notes and 2025 Capped Calls utilizes significant observable and unobservable market inputs, including stock price, stock price volatility, risk-free interest rate, and time to expiration of the 2025 Notes. The valuation of the conversion feature of the 2029 Notes and 2029 Capped Calls similarly utilizes significant observable and unobservable market inputs, including stock price, expected volatility, risk-free interest rate, expected dividend yield, and time to expiration of the 2029 Notes. The change in input values at the current period-end compared to the previous period-end may result in a material change in the respective valuations and the gain or loss resulting from the exchange feature of the 2025 Notes and 2025 Capped Calls and the conversion feature of the 2029 Notes and 2029 Capped Calls, as applicable, and may not completely offset each other. As such, there may be a material net impact on LivaNova’s consolidated statements of income (loss), which could adversely affect the price at which its ordinary shares trade.
The arbitrage or hedging strategy by purchasers of the 2025 Notes and 2029 Notes and Option Counterparties in connection with LivaNova’s 2025 Capped Calls and 2029 Capped Calls may affect the value of LivaNova’s ordinary shares.
LivaNova expects that many investors in, and potential purchasers of, the 2025 Notes and 2029 Notes will employ, or seek to employ, an arbitrage strategy with respect to the 2025 Notes and 2029 Notes. Investors would typically implement such a strategy by selling short LivaNova’s ordinary shares underlying the 2025 Notes and 2029 Notes and dynamically adjusting their short position while continuing to hold the 2025 Notes and 2029 Notes. Investors may also implement this type of strategy by entering into swaps or options on LivaNova’s ordinary shares in lieu of or in addition to selling short LivaNova’s ordinary shares. This activity could decrease, or reduce the size of any increase in, the market price of LivaNova’s ordinary shares at that time.
In connection with the pricing of the 2025 Notes and 2029 Notes, LivaNova entered into the 2025 Capped Calls and 2029 Capped Calls, respectively. The 2025 Capped Calls and 2029 Capped Calls are expected generally to compensate (through the payment of cash to LivaNova) for potential dilution to LivaNova’s ordinary shares and to offset cash payments due upon exchange of the 2025 Notes or conversion of the 2029 Notes, as applicable, in excess of the principal amount thereof in the event that the market price per ordinary share of LivaNova at the time of exchange of the 2025 Notes or conversion of the 2029 Notes, respectively, is greater than the strike price under the 2025 Capped Calls or 2029 Capped Calls, respectively, with such offset subject to a cap based on the respective cap prices of the 2025 Capped Calls and 2029 Capped Calls. It is LivaNova’s understanding that the Option Counterparties, or their respective affiliates, in connection with establishing their initial hedges of the 2025 Capped Calls and/or 2029 Capped Calls, purchased LivaNova’s ordinary shares and/or entered into various derivative transactions with respect to LivaNova’s ordinary shares concurrently with or shortly after the pricing of the 2025 Notes and/or 2029 Notes, as applicable. The Option Counterparties or their respective affiliates may modify these initial hedge positions by entering into or unwinding various transactions with respect to LivaNova’s ordinary shares and/or purchasing or selling its ordinary shares or other of LivaNova’s securities in secondary market transactions prior to the maturity of the 2025 Notes and/or 2029 Notes, as applicable (and are likely to do so during any observation period related to an exchange of the 2025 Notes or conversion of the 2029 Notes, as applicable, or upon a repurchase or redemption of the 2025 Notes or the 2029 Notes, as applicable, by LivaNova, if LivaNova unwinds a corresponding portion of the 2025 Capped Calls or 2029 Capped Calls, as applicable). This activity could cause or avoid an increase or a decrease in the market price of LivaNova’s ordinary shares, the 2025 Notes, or the 2029 Notes at that time.
LivaNova is subject to counterparty risk with respect to the 2025 Capped Calls and 2029 Capped Calls.
The Option Counterparties are financial institutions, and LivaNova is subject to the risk that they might default under the 2025 Capped Calls and 2029 Capped Calls. LivaNova’s exposure to the credit risk of the Option Counterparties is not secured by any collateral.
If an Option Counterparty becomes subject to insolvency proceedings, LivaNova will become an unsecured creditor in those proceedings, with a claim equal to the Company’s exposure to that Option Counterparty at that time under the 2025 Capped Calls and/or 2029 Capped Calls. LivaNova’s exposure will depend on many factors, but, generally, an increase in the Company’s exposure will be correlated to an increase in the market price and in the volatility of its ordinary shares. In addition, upon a default by an Option Counterparty, LivaNova may suffer adverse tax consequences and may, on a net basis, have to pay more cash than the Company currently anticipates to settle exchanges of the 2025 Notes, and to pay more cash or suffer more dilution than the Company currently anticipates with respect to its ordinary shares upon conversions of the 2029 Notes, the effect of which would likely not be compensated for by the Company. LivaNova can provide no assurances as to the financial stability or viability of the Option Counterparties.

Risks Relating to Tax and LivaNova’s Jurisdiction of Incorporation
LivaNova is incorporated in England and Wales and governed by their laws, which may afford less protection to shareholders than under U.S. laws.
LivaNova is a public limited company incorporated under the laws of England and Wales, and as such, the Company’s shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the U.S. It may be difficult to enforce court judgments obtained in the U.S. and based on the civil liability provisions of U.S. federal or state securities laws against LivaNova in the UK. In addition, there is also some uncertainty as to whether the UK courts would recognize or enforce judgments of U.S. courts obtained against LivaNova or any of its directors or officers.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on LivaNova’s results of operations and financial condition.
LivaNova is subject to income taxes as well as non-income-based taxes in the U.S., the UK, the EU, and various other jurisdictions. Any material change in tax laws, regulations, or policies, or their interpretation and enforcement, including with respect to the OECD’s Pillar Two global minimum tax rules applicable to multinational groups with global revenue over €750 million, could result in a higher effective tax rate and have a material impact on LivaNova’s consolidated statements of income (loss) or financial condition.
LivaNova continues to monitor the adoption of Pillar Two by the taxing jurisdictions in which it operates. The UK has enacted legislation providing for a minimum effective tax rate of 15% through a multinational top-up tax and a domestic top-up tax for accounting periods beginning on or after December 31, 2023. UK legislation has also been enacted for an undertaxed profits rule for accounting periods beginning on or after December 31, 2024. A UTPR would be a backstop rule intended to ensure that amounts of multinational top-up tax that are not collected under foreign global minimum tax rules can in certain circumstances be collected instead in the UK. LivaNova will continue to monitor legislative developments and related guidance in the UK and other jurisdictions that may impact LivaNova’s operations. Any material changes in tax laws, regulations, or policies, or their interpretation and enforcement, including with respect to Pillar Two, could result in a higher effective tax rate for LivaNova, and have a material impact on its consolidated statements of income (loss) or financial condition. The content of any future legislation, the timing of additional guidance, and the reporting periods that may be impacted cannot be determined at this time.
LivaNova’s actual effective tax rate may vary from its expectations or from historical trends and that variance may be material. LivaNova’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. LivaNova is also subject to ongoing tax audits in various non-U.S. jurisdictions. Tax authorities may disagree with certain positions LivaNova has taken and assess additional taxes. LivaNova believes that its accruals reflect the probable outcome of known contingencies. However, there can be no assurance that LivaNova will accurately predict the outcomes of ongoing audits, and the actual outcomes of these audits could have a material impact on LivaNova’s consolidated statements of income (loss) or financial condition.
As a public limited company incorporated under the laws of England and Wales, certain of LivaNova’s capital structure decisions require shareholder approval, which may limit the Company’s flexibility to manage its capital structure.
LivaNova is a public limited company incorporated under the laws of England and Wales. Under English law, LivaNova’s Board of Directors may only allot shares with the prior authorization of shareholders. English law also generally provides shareholders with preemptive rights when new shares are issued for cash, which rights may be surrendered by shareholders. In addition, English law generally prohibits a public limited company from repurchasing its own shares without the prior approval of shareholders. As a result, LivaNova’s shareholders must approve these authorities at an annual general meeting of shareholders. If LivaNova does not receive shareholder approval of these matters, the Company may not be able to raise any required additional capital in a timely manner or at all. In addition, LivaNova may not be able to continue to grant equity awards to its directors, officers, and employees under the relevant incentive plan.
Transfers of LivaNova’s shares, other than those effected by means of the transfer of book-entry interests in DTC, may be subject to UK Stamp Duty or SDRT.
Transfers of LivaNova’s shares effected by means of the transfer of book-entry interests in DTC are not subject to UK stamp duty or SDRT. However, if a shareholder holds LivaNova’s shares directly rather than through DTC, any transfer of those shares could be subject to UK stamp duty or SDRT at a rate of 0.5% of the consideration paid for the transfer. In addition, certain transfers of LivaNova’s shares to depositories or into clearance services would be subject to UK stamp duty or SDRT at a rate of 1.5% of the consideration paid for the transfer, or 1.5% of the market value of the shares if there is no consideration.

The transferee generally pays the UK stamp duty or SDRT, although the position may be different in the case of a transfer to a depository or into a clearance service. The potential for UK stamp duty or SDRT could adversely affect the trading price of LivaNova’s shares.
If DTC determines at any time that LivaNova’s shares are not eligible for continued deposit and clearance within its facilities, LivaNova believes that its shares would not be eligible for continued listing on a U.S. securities exchange and trading in the Company’s shares would be disrupted. While LivaNova would pursue alternative arrangements to preserve the listing and maintain trading, any such disruption could have a material adverse effect on the trading price of LivaNova’s shares.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cyber Risk Management and Strategy
LivaNova’s enterprise risk management process consists of risk identification, evaluation, control and monitoring, and documentation. The LivaNova Board oversees risk management within the Company, and the legal and compliance teams work in tandem to provide the framework to identify and reduce risks that may materially impact the Company’s business. As part of the enterprise risk management process, regular inquiries and discussions are held with, among others, the CISO, Chief Information Officer, Chief Privacy Officer, and their respective teams to review the cybersecurity risk landscape.
LivaNova’s CISO has a Master of Science in Accountancy with a specialization in risk management, in addition to over 15 years of experience in the IT Risk Advisory sector. The CISO leads the Company’s information security team, identifies cybersecurity threats, and implements countermeasures in the cybersecurity realm, considering both internal operations and the external landscape. As part of his duties, the CISO provides relevant information in connection with regular enterprise risk assessments. The CISO also manages the Company’s ISMS program. Guided by the principles of various industry-leading standards, such as the NIST cybersecurity framework and ISO 27001, the objective of the ISMS program is to continue to strengthen LivaNova’s cyber resiliency in connection with its information technology systems.
As part of LivaNova’s cyber resiliency strategy and in an effort to mitigate potential cybersecurity risks, the Company employs various measures, including employee training, systems monitoring, testing and maintenance of protective systems, and contingency plans. In addition, the CISO manages a structured cybersecurity incident response program where periodic simulation exercises are performed to prepare and train the Company’s cybersecurity incident responders. The Company deploys security tools to help bolster its defense detection capabilities, such as endpoint detection and response tools, security information and event management tools, and 24/7 monitoring. LivaNova regularly evaluates itself for appropriate business continuity and disaster recovery planning, with test scenarios that include simulations and penetration tests.
In addition, LivaNova routinely engages with third-party service providers to conduct evaluations of its security controls, whether through penetration testing, security assessments, or consulting on best practices to address new challenges. The Company receives threat intelligence from industry peers, government agencies, industry-specific information sharing and analysis centers, and cybersecurity associations. The Company relies heavily on its supply chain to deliver products and services to its customers, and a cybersecurity incident at a supplier, subcontractor, or service provider could materially adversely impact the Company. The Company assesses third-party cybersecurity controls through its information security program and includes security and privacy addendums to its contracts where applicable.
Historically, risks from cybersecurity threats have not materially affected the Company’s business strategy, results of operations, or financial condition. As previously disclosed, in November 2023, the Company initiated its cyber response protocol in response to a cybersecurity incident that resulted in a disruption of portions of its information technology systems. Promptly after detecting the issue and per LivaNova’s cyber response protocol, the Company began an investigation with assistance from external cybersecurity experts and coordinated with law enforcement. The Company implemented remediation measures to mitigate the impact of the incident. The Company also assessed the nature and scope of the affected data, analyzed its statutory notification obligations, and notified affected individuals and regulators as required by applicable law. The incident has been contained, and the Company’s mitigation efforts are considered complete, but any future cybersecurity event has the potential to materially affect the Company’s results of operations, cash flows, and financial condition. For further information, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements in this Report. Additionally, for a description of the Company’s evaluation of its disclosure controls and procedures, management’s report on internal control over financial reporting, and changes in internal control over financial reporting, see “Part II, Item 9A. Controls and Procedures.”
Cyber Governance
On a quarterly basis, the CISO presents key security metrics to the Company’s IT Advisory Council, which is composed of functional leaders across the Company and is responsible for IT governance oversight in the Company. Specifically, this IT Advisory Council is responsible for establishing program strategies in alignment with LivaNova’s business objectives, as well as providing guidance on the implementation of appropriate and necessary security controls in alignment with the Company’s Information Security Policy. Among other things, the IT Advisory Council reviews summaries of information security incidents, audit findings, or other test reports, and ensures appropriate root-cause analyses are performed and corrective actions are taken. It also reviews year-over-year goals, security objectives, and priorities for the Company’s information security program.
On an annual basis, the CISO reviews the information security program achievements and reports with the Company’s IS Executive Committee, which is a cross-functional group composed of the CEO, the CFO, the CLO, and other executive leaders of the Company. Among other things, the IS Executive Committee approves the Company’s Information Security Policy and the allocation of budget and resources to information security program initiatives, performs the annual management review of the information security program, and reviews corrective actions to improve the program.
As codified in its charter, the Audit Committee is responsible for reviewing the processes by which cybersecurity risks are managed and reporting any issues that arise out of such reviews to the Board. The CISO provides key security metrics to the Audit Committee on a quarterly basis, and directly to the chair of the Audit Committee on a case-by-case basis, as needed, at any time during the quarter. The Audit Committee reviews these reports, which include, among other things, external events impacting the Company, cybersecurity incidents, user training statistics, and evaluations of user readiness to address cybersecurity incidents. Notwithstanding the Company’s approach to cybersecurity, the Company may not be successful in preventing or mitigating future cybersecurity incidents that could have a material adverse effect on the Company. While LivaNova maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For more information on risks related to cybersecurity and data security, see “Item 1A. Risk Factors – Risks Relating to the Company’s Business and Operations.”
ITEM 2. PROPERTIES
LivaNova’s principal executive office is located in the UK and is leased by the Company. LivaNova’s business segments are headquartered in the U.S. for Neuromodulation and in Italy for Cardiopulmonary. LivaNova has manufacturing and research facilities located in the U.S., Italy, Germany, Australia, and Brazil. The Company’s manufacturing and research facilities are approximately 1.0 million square feet. The manufacturing and research facilities located in the U.S., Italy, and Brazil are owned by LivaNova. 45% of LivaNova’s manufacturing and research facilities by square feet are located within the U.S., 58% of LivaNova’s manufacturing and research facilities by square feet are owned by the Company, and the balance is leased.
LivaNova also maintains 31 primary administrative offices in 21 countries. Most of these locations are leased. LivaNova is using substantially all of the Company’s currently available productive space to develop, manufacture, and market LivaNova’s products. LivaNova believes that all of its facilities are in good operating condition, suitable for their respective uses, and adequate for current needs.
ITEM 3. LEGAL PROCEEDINGS
Information pertaining to certain material pending legal and regulatory proceedings and settlements is incorporated herein by reference to “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements and accompanying notes, beginning on page F-1 of this Report, and should be considered an integral part of “Part I, Item 3. Legal Proceedings” of this Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
LivaNova’s ordinary shares are quoted on Nasdaq under the symbol “LIVN.”
As of February 18, 2025, according to data provided by LivaNova’s transfer agent, there were 20 stockholders of record. A substantially greater number of holders of LivaNova’s ordinary shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
LivaNova currently has no intention to declare and pay dividends.
Issuer Purchases of Securities
None.
Stock Performance Graph
The following graph compares LivaNova’s five-year cumulative total return with the five-year cumulative total return of the companies on the S&P 500 Index and the companies on the S&P Healthcare Equipment Select Industry Index. This graph assumes the investment of $100 on December 31, 2019 and the reinvestment of all dividends since that date.
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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this Report. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not tie to percentages recalculated from the rounded numbers used for disclosure purposes. The following discussion, analysis, and comparisons generally focus on the operating results for 2024, 2023, and 2022.
LivaNova has elected to omit certain discussions on the earliest of the three years covered in this Report. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in LivaNova’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024, for reference to discussion of 2022, the earliest of the three fiscal years presented.
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
Macroeconomic Environment
The current macroeconomic environment, including FX volatility, inflationary pressures, geopolitical instability, and supply chain challenges, has impacted and may continue to impact LivaNova’s business, results of operations, cash flows, and financial condition. Furthermore, LivaNova continues to experience logistical, capacity, and labor constraints. However, to date, the Company’s supply of raw materials and the production and distribution of finished products have not been materially affected. The Company continues to respond to such challenges, and while LivaNova has business continuity plans in place, the impact of the ongoing challenges the Company is navigating, along with their potential escalation, may adversely affect its business. For further discussion on these macroeconomic pressures and potential implications, refer to “Item 1A. Risk Factors” of this Report.
Cybersecurity Incident
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s information technology systems. Promptly after detecting the issue, LivaNova began an investigation with assistance from external cybersecurity experts and coordinated with law enforcement. The Company implemented remediation measures to mitigate the impact of the incident. The Company also assessed the nature and scope of the affected data, analyzed its statutory notification obligations, and notified affected individuals and regulators as required by applicable law. For further discussion on legal and regulatory developments, refer to “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements in this Report. The incident has been contained, and the Company’s mitigation efforts are considered complete.
Through December 31, 2024, LivaNova incurred direct costs totaling $11.6 million in connection with this cybersecurity incident, including $9.0 million and $2.6 million during the twelve months ended December 31, 2024 and 2023, respectively. The total incurred direct costs primarily included external cybersecurity expert and legal fees, system restoration costs, and a $1.2 million provision related to the class action settlement, and do not include business interruption losses. The Company expects to incur additional costs related to this incident in the future. For further discussion on legal and regulatory developments, refer to “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements in this Report. LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that will likely limit the amount that the insurers may reimburse the Company. LivaNova has filed claims for insurance reimbursement of covered costs and business interruption losses related to this incident and has submitted additional claims and supplemental requests for reimbursement as new costs have been incurred. During 2024, LivaNova received $8.4 million, including $5.1 million in reimbursement of covered costs and $3.3 million in reimbursement of business interruption losses under the Company’s cyber insurance policy. The Company’s insurance coverage may be insufficient to cover all costs and expenses related to this cybersecurity incident or may be unavailable to cover all costs and expenses related to this cybersecurity incident.

Business Segments
LivaNova identifies operating segments based on how it manages, evaluates, and internally reports its business activities to allocate resources, develop, and execute its strategy and assess performance. Prior to 2024, LivaNova operated through three segments: Cardiopulmonary, Neuromodulation, and ACS. During the first quarter of 2024, the Company reorganized its operating and reporting structure upon initiating the 2024 Restructuring Plan. This involved transitioning all ACS standalone cannulae and accessories, including ProtekDuo and transseptal (TandemHeart) cannulae, into its Cardiopulmonary segment. Operations for other ACS products, including LifeSPARC and Hemolung systems, were discontinued in 2024. For additional information, refer to “Note 4. Restructuring” in LivaNova’s consolidated financial statements in this Report. This restructuring, along with changes in how the Company’s CODM regularly reviews information, allocates resources, and assesses performance, resulted in modifications to LivaNova’s reportable segments. Specifically, LivaNova’s former ACS segment is now included in “Other,” excluding the ACS standalone cannulae and accessories business, which is now included in the Cardiopulmonary reportable segment. As a result, LivaNova now has two reportable segments: Cardiopulmonary and Neuromodulation. The segment financial information presented herein reflects these changes for all periods presented. For additional information regarding LivaNova’s reportable segments, historical financial information, and its methodology for the presentation of financial results, refer to the consolidated financial statements and accompanying notes of this Report.
Cardiopulmonary
LivaNova’s Cardiopulmonary segment is engaged in the design, development, manufacture, marketing, and sale of cardiopulmonary products, including HLMs, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae, and other related accessories. In particular, the Cardiopulmonary segment includes the Essenz Perfusion System, the Company’s next-generation HLM with an embedded patient monitor for tailored patient care strategies and sensing technology for data-driven decision-making during CPB procedures.
Information on the Cardiopulmonary segment that could potentially impact LivaNova’s consolidated financial statements and related disclosures is incorporated by reference to “Note 11. Commitments and Contingencies: Product Liability Litigation” in the consolidated financial statements included in this Report.
Neuromodulation
LivaNova’s Neuromodulation segment is engaged in the design, development, manufacture, marketing, and sale of devices that deliver neuromodulation therapy for treating DRE and DTD. LivaNova’s principal Neuromodulation product, the VNS Therapy System, consists of an implantable pulse generator and connective lead that stimulates the vagus nerve, surgical equipment to assist with the implant procedure, and equipment and instruction manuals that enable a treating physician to set parameters for a patient’s pulse generator. The lead does not need to be removed to replace a generator with a depleted battery. The Neuromodulation segment is also engaged in the development and management of clinical testing for LivaNova’s aura6000 System for treating OSA. The aura6000 device stimulates the hypoglossal nerve, which engages specific tongue and palate muscles to open the airway while a patient sleeps. LivaNova’s Neuromodulation segment also includes costs associated with the Company’s former heart failure program, which the Company wound down during 2023.
Epilepsy
LivaNova continues to make investments in R&D focused on improving the VNS Therapy System with an enhanced pulse generator, lead, and programming software, and LivaNova is developing new products that provide additional features and functionality. LivaNova also supports studies for the Company’s product development efforts and to build clinical evidence for the VNS Therapy System.
Peer reviewed evidence published in 2021 and 2022 continues to confirm the safety, efficacy, and cost effectiveness of VNS Therapy in both the adult and pediatric patient populations. In January 2022, the Journal of Neurology published a meta-analysis and systematic review that demonstrated the benefits of VNS Therapy in adults with DRE and improvements in seizure frequency without an increase in the rate of serious adverse events or discontinuations for that population. These data further support consideration of VNS Therapy for people who are not responding to ASMs and those unsuitable or unwilling to undergo surgery.
Depression and Obstructive Sleep Apnea
Discussions of Depression and Obstructive Sleep Apnea are incorporated by reference to the sections titled “Depression” and “Obstructive Sleep Apnea,” respectively, included within “Part I, Item 1. Business” in this Report.

Results of Operations
The following table presents LivaNova’s annual consolidated results of operations (in thousands):

	2024	2023	2022
Net revenue	$1,253,437	$1,153,545	$1,021,805
Cost of sales	382,564	382,295	314,577
Gross profit	870,873	771,250	707,228
Operating expenses:
Selling, general, and administrative	526,265	518,129	469,243
Research and development	182,514	193,817	155,805
Impairment of goodwill	—	—	129,396
Impairment of long-lived assets	—	89,974	—
Other operating expenses	33,043	37,828	29,536
Operating income (loss)	129,051	(68,498)	(76,752)
Interest expense	(63,070)	(58,853)	(48,250)
Loss on debt extinguishment	(25,482)	—	—
Foreign exchange and other income/(expense)	47,811	46,125	49,860
Income (loss) before tax	88,310	(81,226)	(75,142)
Income tax expense (benefit)	25,058	(98,876)	11,051
Loss from equity method investments	(18)	(104)	(53)
Net income (loss)	$63,234	$17,546	$(86,246)
Net Revenue
The following table presents net revenue by operating segment and geographic region (in thousands, except for percentages):

				% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Cardiopulmonary
United States	$242,463	$202,358	$171,632	19.8%	17.9%
Europe (1)	168,024	157,414	128,545	6.7%	22.5%
Rest of World (1)	273,025	244,340	214,021	11.7%	14.2%
	683,512	604,112	514,198	13.1%	17.5%
Neuromodulation
United States	441,022	407,493	374,542	8.2%	8.8%
Europe (1)	54,899	57,435	50,291	(4.4)%	14.2%
Rest of World (1)	58,302	54,782	52,160	6.4%	5.0%
	554,223	519,710	476,993	6.6%	9.0%
Other Revenue (2)	15,702	29,723	30,614	(47.2)%	(2.9)%
Totals
United States	695,083	635,044	571,558	9.5%	11.1%
Europe (1)	220,032	214,792	178,802	2.4%	20.1%
Rest of World (1)	338,322	303,709	271,445	11.4%	11.9%
	$1,253,437	$1,153,545	$1,021,805	8.7%	12.9%

(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other Revenue” includes revenue from the Company’s former ACS reportable segment, as discussed above, as well as rental and site services income not allocated to segments.
The following table presents segment income (1) (in thousands, except for percentages):

				% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Cardiopulmonary	$76,848	$26,407	$17,106	191.0%	54.4%
Neuromodulation	195,309	153,384	172,775	27.3%	(11.2)%
	$272,157	$179,791	$189,881	51.4%	(5.3)%
(1)For a reconciliation of segment income to consolidated income (loss) before tax, refer to “Note 17. Geographic and Segment Information” in LivaNova’s consolidated financial statements included in this Report.
Cardiopulmonary
Cardiopulmonary net revenue for the year ended December 31, 2024 increased 13.1% to $683.5 million compared to the year ended December 31, 2023, with growth across all regions, driven by strong consumables demand and Essenz Perfusion System sales.
Cardiopulmonary segment income for the year ended December 31, 2024 was $76.8 million, compared to $26.4 million for the year ended December 31, 2023. The increase in segment income was primarily due to an increase in net revenue, as described above, as well as a decrease in the litigation provision related to LivaNova’s 3T Heater-Cooler device of $14.8 million. These increases in segment income were partially offset by increases in sales and marketing and R&D expenses.
Neuromodulation
Neuromodulation net revenue for the year ended December 31, 2024 increased 6.6% to $554.2 million compared to the year ended December 31, 2023, with growth in the Rest of World and U.S. regions, partially offset by a decline in Europe.
Neuromodulation segment income for the year ended December 31, 2024 was $195.3 million compared to $153.4 million for the year ended December 31, 2023. The increase in segment income was primarily due to an increase in net revenue, as described above, as well as a net decrease in R&D expense, primarily associated with the winding down of the Company’s heart failure program of $24.8 million. These increases in segment income were partially offset by an increase in sales and marketing expense to support the increased revenue.
Cost of Sales and Expenses
The following table presents costs and expenses as a percentage of net revenue:

	2024	2023	2022
Cost of sales	30.5%	33.1%	30.8%
Selling, general, and administrative	42.0%	44.9%	45.9%
Research and development	14.6%	16.8%	15.2%
Impairment of goodwill	—%	—%	12.7%
Impairment of long-lived assets	—%	7.8%	—%
Other operating expenses	2.6%	3.3%	2.9%
Cost of Sales
Cost of sales consists primarily of direct labor, allocated manufacturing overhead, and the acquisition of raw materials and components.
Cost of sales as a percentage of net revenue was 30.5% for the year ended December 31, 2024, a decrease of 2.6 percentage points compared to the year ended December 31, 2023. The decrease was primarily due to an inventory obsolescence adjustment of $12.6 million during the year ended December 31, 2023 associated with the wind down of LivaNova’s ACS segment, as well as a decrease in amortization resulting from the impairment of the ACS segment’s developed technology intangible asset in 2023.

Selling, General, and Administrative Expense
SG&A expenses are comprised of sales, marketing, general, and administrative activities.
SG&A expenses as a percentage of net revenue were 42.0% for the year ended December 31, 2024, a decrease of 2.9 percentage points compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in sales and marketing expenses driven by the winding down of the ACS segment, as described above, as well as favorable volume leverage.
Research and Development Expense
R&D expenses consist of product design and development efforts, clinical study programs, and regulatory activities.
R&D expenses as a percentage of net revenue were 14.6% for the year ended December 31, 2024, a decrease of 2.2 percentage points compared to the year ended December 31, 2023. The decrease was primarily due to a decline in R&D expense of $24.8 million associated with winding down the Company’s heart failure program, which was completed during the fourth quarter of 2023, as well as a decline of $6.3 million associated with winding down the Company’s ACS segment, as described above.
Impairment of Long-Lived Assets
LivaNova tests goodwill and indefinite-lived intangible assets for impairment on an annual basis on October 1, or when events or changes in circumstances indicate that a potential impairment exists.
On January 5, 2024, the Board of Directors of LivaNova PLC approved the 2024 Restructuring Plan to enhance the Company’s focus on its core Cardiopulmonary and Neuromodulation segments. The main component of the 2024 Restructuring Plan was to wind down the ACS segment, which was substantially completed in 2024. The Company determined that it was more likely than not that the carrying amounts associated with the ACS segment, including the long-lived assets (asset group), may not be recoverable. This was determined to be a triggering event occurring in the fourth quarter of 2023 requiring an impairment assessment, based on certain factors, including the results of an updated long-term financial outlook for the ACS segment. As such, LivaNova recorded impairments of the following long-lived assets during the year ended December 31, 2023 (in thousands):

2023
Intangible assets:
Developed technology	$78,067
Trade names	7,117
Property, plant, and equipment	3,894
Operating lease assets	896
$89,974
Other Operating Expenses
Other operating expenses primarily consist of the provision for litigation involving LivaNova’s 3T Heater-Cooler device, the Saluggia site remediation provision, and restructuring expense.
Other operating expenses as a percentage of net revenue were 2.6% for the year ended December 31, 2024, a decrease of 0.7 percentage points compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device of $14.8 million and a decrease in the amount recorded for the Saluggia site decommissioning provision of $2.3 million. These decreases were partially offset by an increase in restructuring expense of $12.4 million resulting from the 2024 Restructuring Plan. For additional information, refer to “Note 4. Restructuring” and “Note 11. Commitments and Contingencies” in the consolidated financial statements in this Report.
Interest Expense
LivaNova incurred interest expense of $63.1 million for the year ended December 31, 2024, compared to $58.9 million for the year ended December 31, 2023. The increase was primarily due to increases in average borrowings and the amortization of debt issuance costs.

Loss on Debt Extinguishment
In connection with the 2025 Notes Repurchase Transaction, during the year ended December 31, 2024, LivaNova incurred a loss on debt extinguishment of $25.5 million. For additional information, refer to “Note 9. Financing Arrangements” in the consolidated financial statements in this Report.
Foreign Exchange and Other Income/(Expense)
Foreign exchange and other income/(expense) consists primarily of gains and losses arising from transactions denominated in a currency different from an entity’s functional currency, FX derivative gains and losses, interest income, changes in the fair value of embedded and capped call derivatives, and gains and losses associated with LivaNova’s investments.
Foreign exchange and other income/(expense) was income of $47.8 million and $46.1 million for the years ended December 31, 2024 and 2023, respectively. For further details, refer to “Note 18. Supplemental Financial Information” in LivaNova’s consolidated financial statements included in this Report.
Income Taxes
LivaNova PLC is resident in the UK. LivaNova’s effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, valuation allowances, tax credits and incentives, unrecognized tax benefits associated with uncertain tax positions, and tax laws. LivaNova’s tax returns are periodically audited or subjected to review by tax authorities. The Company operates in multiple jurisdictions worldwide and assesses the recoverability of its deferred tax assets for each period and jurisdiction by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required.
LivaNova’s effective income tax rate was 28.4% and 121.7% for the years ended December 31, 2024 and 2023, respectively. Compared with the year ended December 31, 2023, the change in the effective tax rate for 2024 was primarily attributable to changes in the mix of taxable income in various jurisdictions, non-deductible interest and premiums, and changes in tax valuation allowances. For additional information, please refer to “Note 15. Income Taxes” in LivaNova’s consolidated financial statements included in this Report.
Critical Accounting Estimates
LivaNova has adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. The Company’s most significant accounting policies are disclosed in “Note 2. Basis of Presentation, Use of Accounting Estimates, and Significant Accounting Policies” and “Note 3. Revenue Recognition” in LivaNova’s consolidated financial statements included in this Report.
To prepare LivaNova’s consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of the Company’s assets and liabilities, the disclosure of contingent liabilities as of the date of its consolidated financial statements, and the reported amounts of its revenue and expenses during the reporting period. LivaNova’s actual results may differ from these estimates. LivaNova considers estimates to be critical if the Company is required to make assumptions about material matters that are uncertain at the time of estimation, or if materially different estimates could have been made or it is reasonably likely that the accounting estimate may change from period to period. The following are areas requiring management’s judgment that LivaNova considers critical:
Goodwill and Long-Lived Assets
LivaNova allocates the purchase price consideration of an acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including property, plant, and equipment; inventories; accounts receivable; long-term debt; and identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. LivaNova allocates any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. LivaNova bases the fair value of identifiable intangible assets acquired in a business combination, including IPR&D, on valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use.
Intangible assets shown on the consolidated balance sheets consist of finite-lived and indefinite-lived assets expected to generate future economic benefits and are recorded at their respective fair values as of their acquisition date. Finite-lived intangible assets consist primarily of developed technology and technical capabilities, including patents, related know-how and licensed patent rights, trade names, and customer relationships. Customer relationships consist of relationships with hospitals and surgeons in the countries where LivaNova operates. Indefinite-lived intangible assets other than goodwill are composed of IPR&D assets acquired in acquisitions.

Each reporting period, LivaNova determines whether there are circumstances that warrant an evaluation of the carrying amounts of LivaNova’s property and equipment and its finite-lived intangible assets to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include, among other items, an expectation of a sale or disposal of a long-lived asset or asset group, adverse changes in market or competitive conditions, an adverse change in legal factors or business climate in the markets in which LivaNova operates, and operating or cash flow losses. Long-lived assets held and used are assessed for possible impairment by comparing their carrying values with their associated undiscounted, future cash flows. In order to calculate the impairment charge, LivaNova generally measures fair value by considering sale prices for similar assets, discounted estimated future cash flows using an appropriate discount rate, and/or estimated replacement cost.
LivaNova estimates the useful lives of its finite-lived intangible assets, which requires significant management judgment, and evaluates its intangible assets each reporting period to determine whether events and circumstances indicate a different useful life.
LivaNova evaluates the goodwill and indefinite-lived intangible assets for impairment annually on October 1st and whenever other facts and circumstances indicate that the carrying amounts of goodwill and other indefinite-lived intangible assets may not be recoverable. Estimating the fair value of goodwill and indefinite-lived intangible assets requires various assumptions, including revenue growth rates and discount rates. LivaNova performed a quantitative goodwill impairment assessment for its Cardiopulmonary and Neuromodulation reporting units as of October 1, 2024, including sensitivity analyses of key assumptions. The assessment was conducted using management’s current estimate of future cash flows. LivaNova concluded that the fair value of its Cardiopulmonary and Neuromodulation reporting units exceeded the carrying value of the respective reporting units and were, therefore, not impaired on the October 1, 2024 test date.
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
LivaNova files federal and local tax returns in many jurisdictions throughout the world and is subject to income tax examinations for its fiscal year 2019 and subsequent years, with certain exceptions. While LivaNova believes that its tax return positions are fully supported, tax authorities may disagree with certain positions the Company has taken and assess additional taxes, and, as a result, LivaNova may establish reserves for uncertain tax positions, which require a significant degree of management judgment. LivaNova regularly assesses the likely outcomes of its tax positions to determine the appropriateness of the Company’s reserves; however, the actual outcome of an audit can be significantly different from LivaNova’s expectations, which could have a material impact on the Company’s tax provision. The Company has accrued $15.2 million, of which $14.1 million is unrecognized tax benefit, as of December 31, 2024.
LivaNova periodically assesses the recoverability of its deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized. To the extent that realization does not meet the “more-likely-than-not” criterion, the Company establishes a valuation allowance. LivaNova periodically reviews the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to its ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: profitability in the most recent quarters; internal profitability forecasts for the current and next two future years; the amount of deferred tax asset relative to estimated profitability; the potential effects on future profitability from increasing competition, healthcare reforms, and overall economic conditions; limitations and potential limitations on the use of LivaNova’s net operating losses due to ownership changes, pursuant to IRC Section 382; and the implementation of prudent and feasible tax planning strategies, if any. For additional information, please refer to “Note 15. Income Taxes” in LivaNova’s consolidated financial statements included in this Report.
Legal and Other Contingencies
Provisions for legal contingencies are recognized when the Company determines it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Estimates are used in assessing the likelihood of a loss being incurred and when determining a reasonable estimate of the loss for each claim. Final settlement amounts may be materially different from the provision recorded. For additional information, please refer to “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements included in this Report.
Contingent Consideration Liabilities
Contingent consideration liabilities result from acquisition agreements that include potential future payment of consideration that is contingent upon the achievement of performance milestones and/or sales-based earnouts. Contingent consideration liabilities are measured at fair value each reporting period, the determination of which requires significant judgments and estimates. The fair value of contingent consideration is determined based on the consideration expected to be transferred based on estimated future cash flows of the acquired business, discounted to present value in accordance with accepted valuation methodologies. For additional information, please refer to “Note 8. Fair Value Measurements” in LivaNova’s consolidated financial statements included in this Report.
Embedded and Capped Call Derivatives
In June 2020 and March 2024, the Company issued the 2025 Notes and 2029 Notes, respectively, and entered into related capped call transactions. The 2025 Notes and 2029 Notes include embedded derivatives that are bifurcated from the 2025 Notes and 2029 Notes. The embedded derivatives are measured at fair value using a binomial lattice model and estimated discounted cash flows that utilize observable and unobservable market data. The capped call derivatives are measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. The Company uses historical volatility and implied volatility from options traded to determine expected stock price volatility, which is an unobservable input that is significant to the valuations. For additional information, please refer to “Note 8. Fair Value Measurements” and “Note 9. Financing Arrangements” in LivaNova’s consolidated financial statements included in this Report.
New Accounting Pronouncements
For a discussion of new accounting standards and disclosure requirements, please refer to “Note 19. New Accounting Pronouncements” in LivaNova’s consolidated financial statements included in this Report.
Liquidity and Capital Resources
Based on LivaNova’s current business plan, the Company believes that its sources of liquidity, which primarily consist of cash and cash equivalents, future cash generated from operations, and available borrowings under its revolving credit facility, will be sufficient to fund its uses of liquidity, primarily consisting of day-to-day operating expenses, working capital, capital expenditures, acquisition earnouts, and debt service requirements over the twelve-month period beginning from the issuance date of this Report. From time to time, LivaNova may access debt and/or equity markets to optimize its capital structure, raise additional capital, or increase liquidity, as necessary. LivaNova’s liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Part I, Item 1A. Risk Factors” above and by the contingencies referred to in “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements in this Report.
LivaNova’s operating and working capital obligations primarily consist of liabilities arising from the normal course of business, including inventory supply contracts, the future settlement of derivative instruments, and future payments of operating leases, as well as contingent consideration arrangements resulting from acquisitions and obligations associated with legal and other accruals.

The following table presents selected financial information related to LivaNova’s liquidity (in thousands):

	December 31,
	2024	2023
Available Short-term Liquidity
Cash and cash equivalents	$428,858	$266,504
Availability under the 2021 First Lien Credit Agreement	225,000	125,000
	$653,858	$391,504

Working Capital
Current assets	$1,127,186	$988,158
Current liabilities	392,125	334,983
	$735,061	$653,175

Debt Obligations
Current portion of long-term debt	$77,339	$17,484
Short-term unsecured borrowing arrangements	665	627
Current debt obligations	78,004	18,111
Long-term debt obligations	549,624	568,543
	$627,628	$586,654
Debt and Capital
LivaNova’s capital structure consists of debt and equity. As of December 31, 2024, LivaNova’s total debt of $627.6 million was 47.5% of its total equity of $1,320.3 million. As of December 31, 2023, LivaNova’s total debt of $586.7 million was 45.9% of its total equity of $1,277.6 million.
During the year ended December 31, 2024, LivaNova received $335.5 million in proceeds from the issuance of long-term debt and repaid $247.5 million in long-term debt.
During the year ended December 31, 2023, LivaNova received $50.0 million in proceeds from the issuance of long-term debt and repaid $21.6 million in long-term debt.
On March 8, 2024, LivaNova and LivaNova USA entered into Incremental Facility Amendment No. 3, which provides for LivaNova USA to obtain revolving commitments in an aggregate principal amount of $225.0 million. For additional information, refer to “Note 9. Financing Arrangements” in the consolidated financial statements in this Report.
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
For additional information on LivaNova’s debt obligations and Capped Call Transactions, refer to “Note 7. Derivatives and Risk Management” and “Note 9. Financing Arrangements” in the consolidated financial statements in this Report.

Cash Flows
The following table presents net cash, cash equivalents, and restricted cash provided by (used in) operating, investing, and financing activities and the net increase in the balance of cash, cash equivalents, and restricted cash (in thousands):

	2024	2023	2022
Operating activities	$183,038	$74,914	$69,921
Investing activities	(48,160)	(40,331)	(38,414)
Financing activities	18,551	21,484	280,130
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,745)	6,187	(4,011)
Net increase in cash, cash equivalents, and restricted cash	$145,684	$62,254	$307,626
Operating Activities
Cash provided by operating activities for the year ended December 31, 2024 increased $108.1 million, compared to the prior year, primarily due to (i) an increase in net income adjusted for non-cash items of $72.2 million, (ii) an increase in customer collections, (iii) reduced cash outflows for inventories, and (iv) a decrease in 3T Heater-Cooler litigation settlement payments of $36.2 million.
Investing Activities
Cash used in investing activities during the year ended December 31, 2024 increased $7.8 million, compared to the prior year, primarily due to an increase in purchases of property, plant, and equipment of $12.1 million primarily related to purchases and development of internal-use software, partially offset by a decrease in purchases of equity investments of $5.4 million.
Financing Activities
Cash provided by financing activities during the year ended December 31, 2024 decreased $2.9 million, compared to the prior year, primarily due to payment of the ALung contingent consideration arrangement of $13.8 million during the year ended December 31, 2024, partially offset by an increase in proceeds from net debt borrowings and repayments of $5.7 million.
Market Risk
LivaNova is exposed to certain market risks as part of its ongoing business operations, including risks from foreign currency exchange rates, interest rate risks, and concentration of procurement suppliers that could adversely affect LivaNova’s consolidated financial position, results of operations, or cash flows. The Company manages these risks through regular operating and financing activities and, at certain times, derivative financial instruments.
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
LivaNova mitigates its credit risk relating to counterparties of its derivatives through a variety of techniques, including transacting with multiple, high-quality financial institutions, thereby limiting the Company’s exposure to individual counterparties and by entering into ISDA Master Agreements, which include provisions for a legally enforceable master netting agreement, with almost all of LivaNova’s derivative counterparties. The terms of the ISDA agreements may also include credit support requirements, cross-default provisions, termination events, and set-off provisions. Legally enforceable master netting agreements reduce credit risk by providing protection in bankruptcy in certain circumstances and generally permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
Interest Rate Risk
LivaNova is subject to interest rate risk on its investments and debt. Historically, LivaNova has entered into interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate movements and to reduce the risk of increased borrowing costs by converting floating-rate debt into fixed-rate debt. Under these agreements, LivaNova agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to agreed-upon notional principal amounts. These interest rate swaps are structured to mirror the payment terms of the underlying loan. The Company’s outstanding interest rate swaps expired on April 6, 2023. LivaNova elected not to renew the interest rate swaps. Interest expense associated with the Initial Term Facility is principally offset by holding proceeds from the Term Facilities in a depository account, which earns a floating rate of interest.
If interest rates associated with LivaNova’s variable-rate financing arrangements as of December 31, 2024 were to increase/(decrease) by 100 basis points, the effect on interest expense within LivaNova’s consolidated statements of income (loss) would be an increase/(decrease) of $3.2 million, respectively, offset by an increase/(decrease) in interest income from amounts held in variable-rate depository accounts.
Concentration of Credit Risk
LivaNova’s trade accounts receivable represents potential concentrations of credit risk. This risk is limited due to the large number of customers and their dispersion across a number of geographic areas, as well as LivaNova’s efforts to control its exposure to credit risk by monitoring its receivables and the use of credit approvals and credit limits. In addition, LivaNova has historically had strong collections and minimal write-offs. While LivaNova believes that its reserves for credit losses are adequate, essentially all of the Company’s trade receivables are concentrated in the hospital and healthcare sectors worldwide, and accordingly, LivaNova is exposed to their respective business, economic, and country-specific variables. Although LivaNova does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent on the financial stability of these industry sectors and the respective countries’ national economies and healthcare systems.
Factors Affecting Future Operating Results and Share Price
The material factors affecting LivaNova’s future operating results and share prices are disclosed in “Part I, Item 1A. Risk Factors” of this Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required under 7A. has been incorporated by reference to the information contained in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report under the section entitled “Market Risk.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LivaNova’s audited consolidated financial statements and notes thereto included in “Part IV, Item 15. Exhibits and Financial Statement Schedules” of this Report, beginning on page F-1 of this Report, are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
LivaNova maintains a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including LivaNova’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Applicable SEC rules require an evaluation of the effectiveness of the Company’s disclosure controls and procedures. LivaNova’s management, under the supervision and with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, LivaNova’s CEO and CFO concluded that, as of December 31, 2024, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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
Management assessed the effectiveness of LivaNova’s internal control over financial reporting as of December 31, 2024 using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, LivaNova concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
LivaNova’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in LivaNova’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, LivaNova’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required for this Item 10 is incorporated by reference from LivaNova’s 2025 Proxy Statement, which the Company anticipates filing within 120 days of December 31, 2024.
LivaNova has adopted a Code of Conduct that applies to all employees, officers, and directors of the Company. A copy of the Code of Conduct is publicly available on the Company’s website, www.livanova.com. LivaNova intends to post any amendments to the Code of Conduct or any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules on the Company’s website.
ITEM 11. EXECUTIVE COMPENSATION
The information required for this Item 11 is incorporated by reference from LivaNova’s 2025 Proxy Statement except as to information required pursuant to Item 402(v) of the SEC Regulation S-K relating to pay versus performance. The Company anticipates filing LivaNova’s 2025 Proxy Statement within 120 days of December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required for this Item 12 is incorporated by reference from LivaNova’s 2025 Proxy Statement, which the Company anticipates filing within 120 days of December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item 13 is incorporated by reference from LivaNova’s 2025 Proxy Statement, which the Company anticipates filing within 120 days of December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this Item 14 is incorporated by reference from LivaNova’s 2025 Proxy Statement, which the Company anticipates filing within 120 days of December 31, 2024.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

3.1	Amended Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020
4.1*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended
4.2	Indenture, dated as of June 17, 2020, among LivaNova USA, Inc., as Issuer, LivaNova PLC, as Guarantor, and Citibank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2020
4.3	Form of 3.00% Cash Exchangeable Senior Notes due 2025 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2020)
4.4	Indenture, dated as of March 8, 2024 between LivaNova PLC and Citibank, N.A., as trustee, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on March 8, 2024
4.5	Form of Global Note, representing LivaNova’s 2.50% convertible senior notes due 2029 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on March 8, 2024)
10.1†	Form of Deed of Indemnification (Directors), each effective October 19, 2015, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 19, 2015
10.2†	Form of Deed of Indemnification (Officers), each effective October 19, 2015, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on October 19, 2015
10.3†	2015 Incentive Award Plan and related Sub-Plan for UK Participants, adopted on October 16, 2015, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 19, 2015
10.4†	Form of 2018 Long-Term Incentive Plan SAR Award Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on March 16, 2018

Exhibit Number	Description
10.5†	General Provisions of the Company’s Global Employee Share Purchase Plan dated 12 June 2018, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018
10.6†	Form of the Company’s 2019 Long-Term Incentive Plan SAR Award Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on April 1, 2019
10.7†	Service Agreement, dated January 2, 2019, between Trui Hebbelinck and LivaNova PLC, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
10.8†	Trui Hebbelinck Settlement Agreement, dated September 7, 2024, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on October 30, 2024
10.9	Form of Capped Call Confirmation incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2020
10.10	Form of Confirmation for Capped Call Transactions, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 8, 2024
10.11†	Amendment to Outstanding 2019 and 2020 Restricted Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan, dated June 15, 2020, incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020
10.12†	Amendment to Outstanding 2018, 2019 and 2020 Performance Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan, dated June 15, 2020, incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020
10.13†	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020
10.14†	Form of Long-Term Incentive Plan Performance Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020
10.15†	Form of Long-Term Incentive Plan Stock Appreciation Right Award Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020
10.16†	Form of Director Restricted Stock Unit Award Grant Notice, dated June 2020 and Director Restricted Stock Unit Award Agreement under the Company’s 2015 Incentive Award Plan (Non-Employee Directors), incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
10.17†	Service Agreement, effective August 1, 2021, between the Company and Alex Shvartsburg, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021
10.18†	Letter, dated December 14, 2022, to Alex Shvartsburg regarding an increase in gross annual base salary, effective January 1, 2023, incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022
10.19
First Lien Credit Agreement dated as of August 13, 2021 among LivaNova PLC, LivaNova USA, Inc., the lenders and issuing banks party thereto and Goldman Sachs Bank USA as First Lien Administrative Agent and First Lien Collateral Agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 16, 2021

10.20	Incremental Facility Amendment No. 1 to Credit Agreement, dated as of February 24, 2022, by and among LivaNova PLC, LivaNova USA, Inc., the lenders and issuing banks party thereto and Goldman Sachs Bank USA as First Lien Administrative Agent, incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021
10.21	Letter of indemnity in respect of the issuance of Trade Finance guarantee by Barclays Bank Ireland PLC, Italy Branch dated March 18, 2022, by and among LivaNova PLC Italian Branch and Barclays Bank Ireland PLC, Italy Branch, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 21, 2022
10.22	Pledge Agreement dated as of March 18, 2022, among LivaNova PLC Italian Branch and Barclays Bank Ireland PLC, Italy Branch, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 21, 2022
10.23	Amendment 2 to the Credit Agreement, dated as of March 16, 2022, by and among LivaNova PLC, LivaNova USA, Inc., the Lenders and Goldman Sachs Bank USA as First Lien Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed on May 4, 2022
10.24	Incremental Facility Amendment No. 2 to Credit Agreement, dated as of July 6, 2022, by and among LivaNova PLC, LivaNova USA, Inc., the Second Incremental Term Lenders, Delayed Draw Incremental Lenders, Goldman Sachs Bank USA, the Revolving Lenders and Issuing Banks, and for purposes of Sections 8 and 10 only, the other Loan Parties as of the date hereof., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2022

Exhibit Number	Description
10.25	Incremental Facility Amendment No. 3 to Credit Agreement, dated as of March 8, 2024, by and among LivaNova PLC, LivaNova USA, Inc., the Third Incremental Amendment Revolving Lenders, Goldman Sachs Bank USA, the Term Lenders parties hereto, the Issuing Banks, the Swingline Lenders and, for purposes of Sections 7 and 9 only, the other Loan Parties as of the date hereof, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 8, 2024
10.26†	Amendment to the LivaNova PLC 2015 Incentive Award Plan, dated 13 June 2022, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022
10.27†	Amendment No. 2 to the LivaNova PLC 2015 Incentive Award Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 12, 2024
10.28†	Form of LivaNova PLC 2022 Incentive Award Plan Stock Appreciation Right Grant Notice and Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022
10.29†	Form of LivaNova PLC 2022 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022
10.30†	Form of LivaNova PLC 2022 Incentive Award Plan Performance Stock Unit Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022
10.31†	Amendment to Outstanding 2021 and 2022 Performance Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan, incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022
10.32†	Amendment to relevant 2020, 2021, and 2022 Restricted Stock Unit Awards under the LivaNova PLC 2015 Incentive Award Plan, incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022
10.33†	Form of LivaNova PLC 2022 Incentive Award Plan Stock Appreciation Right Grant Notice and Agreement, effective February 2023, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023
10.34†	Form of LivaNova PLC 2022 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Agreement, effective February 2023, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023
10.35†	Form of LivaNova PLC 2022 Incentive Award Plan Performance Stock Unit Award Grant Notice and Agreement, effective February 2023, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023
10.36†	Amendment to Form of LivaNova PLC 2022 Incentive Award Plan Stock Appreciation Right Grant Notice and Agreement, incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022
10.37†	Amendment to Form of LivaNova PLC 2022 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022
10.38†	Amendment to Form of LivaNova PLC 2022 Incentive Award Plan Performance Stock Unit Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022
10.39†	Amended and Restated LivaNova PLC 2022 Incentive Award Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 16, 2023
10.40†	Amendment No. 1 to the Amended and Restated LivaNova PLC 2022 Incentive Award Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 12, 2024
10.41†	Michael Hutchinson Employment Agreement, dated November 2, 2022 incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023
10.42†	William Kozy Offer Letter, dated April 19, 2023, incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023
10.43†	Vladimir Makatsaria Employment Agreement, dated February 1, 2024, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024
10.44*†	Ahmet Tezel Employment Agreement, dated April 2024
10.45*†	Franco Poletti Employment Agreement, dated July 24, 2024
19.1*	LivaNova Insider Trading Policy
21.1*	List of Subsidiaries of LivaNova PLC
23.1*	Consent of PricewaterhouseCoopers LLP

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	LivaNova Incentive Compensation Clawback Policy, adopted July 19, 2023
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Consolidated Statements of Income (Loss) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, (iii) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, and (vi) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
The agreements and other documents filed as exhibits to this Report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and readers should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVANOVA PLC

Date: February 25, 2025	By:	/s/ VLADIMIR MAKATSARIA
Vladimir Makatsaria
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: February 25, 2025	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VLADIMIR MAKATSARIA	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
Vladimir Makatsaria

/s/ ALEX SHVARTSBURG	Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2025
Alex Shvartsburg

/s/ WILLIAM A. KOZY	Chair of the Board of Directors	February 25, 2025
William A. Kozy

/s/ J. CHRISTOPHER BARRY	Director	February 25, 2025
J. Christopher Barry

/s/ FRANCESCO BIANCHI	Director	February 25, 2025
Francesco Bianchi

/s/ STACY ENXING SENG	Director	February 25, 2025
Stacy Enxing Seng

/s/ SHARON O’KANE	Director	February 25, 2025
Sharon O’Kane, Ph.D.

/s/ SUSAN PODLOGAR	Director	February 25, 2025
Susan Podlogar

/s/ TODD C. SCHERMERHORN	Director	February 25, 2025
Todd C. Schermerhorn

/s/ BROOKE STORY	Director	February 25, 2025
Brooke Story

/s/ PETER M. WILVER	Director	February 25, 2025
Peter M. Wilver

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LivaNova PLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LivaNova PLC and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Cardiopulmonary (CP) Reporting Unit
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $750.0 million as of December 31, 2024, and the amount of goodwill associated with the CP reporting unit was $351.3 million. Management conducts impairment testing of goodwill on October 1st each year. If management determines that goodwill is more-likely-than-not impaired, management compares the fair value of the reporting unit to its carrying amount, including goodwill. Fair value refers to the price that would be received if management were to sell the unit as a whole in an orderly transaction. Fair value is estimated using a discounted cash flow model and requires various assumptions, including revenue growth rates and discount rates.
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
February 25, 2025

We have served as the Company’s auditor since 2018.

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$1,253,437	$1,153,545	$1,021,805
Cost of sales	382,564	382,295	314,577
Gross profit	870,873	771,250	707,228
Operating expenses:
Selling, general, and administrative	526,265	518,129	469,243
Research and development	182,514	193,817	155,805
Impairment of goodwill	—	—	129,396
Impairment of long-lived assets	—	89,974	—
Other operating expenses	33,043	37,828	29,536
Operating income (loss)	129,051	(68,498)	(76,752)
Interest expense	(63,070)	(58,853)	(48,250)
Loss on debt extinguishment	(25,482)	—	—
Foreign exchange and other income/(expense)	47,811	46,125	49,860
Income (loss) before tax	88,310	(81,226)	(75,142)
Income tax expense (benefit)	25,058	(98,876)	11,051
Loss from equity method investments	(18)	(104)	(53)
Net income (loss)	$63,234	$17,546	$(86,246)

Basic income (loss) per share	$1.17	$0.33	$(1.61)
Diluted income (loss) per share	$1.16	$0.32	$(1.61)

Shares used in computing basic income (loss) per share	54,240	53,939	53,472
Shares used in computing diluted income (loss) per share	54,574	54,212	53,472

See accompanying notes to the consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$63,234	$17,546	$(86,246)
Other comprehensive (loss) income:
Unrealized (loss) gain on cash flow hedges	—	(966)	1,911
Tax effect	—	—	—
Net of tax	—	(966)	1,911
Foreign currency translation adjustment, net of tax	(52,287)	21,202	(42,853)
Total other comprehensive (loss) income	(52,287)	20,236	(40,942)
Total comprehensive income (loss)	$10,947	$37,782	$(127,188)

See accompanying notes to the consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(In thousands, except share data)

ASSETS	2024	2023
Current Assets:
Cash and cash equivalents	$428,858	$266,504
Restricted cash	294,698	311,368
Accounts receivable, net of allowance of $11,275 at December 31, 2024 and $12,019 at December 31, 2023	193,158	215,072
Inventories	147,566	147,887
Prepaid and refundable taxes	30,544	20,145
Prepaid expenses and other current assets	32,362	27,182
Total Current Assets	1,127,186	988,158
Property, plant, and equipment, net	170,260	154,181
Goodwill	750,006	782,941
Intangible assets, net	237,294	261,178
Operating lease assets	46,837	50,845
Investments	25,084	22,843
Deferred tax assets	111,855	118,858
Long-term derivative assets	23,735	38,496
Other assets	14,132	12,063
Total Assets	$2,506,389	$2,429,563
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current debt obligations	$78,004	$18,111
Accounts payable	69,726	80,845
Accrued liabilities and other	118,485	107,301
Current litigation provision liability	12,918	10,756
Taxes payable	32,456	23,340
Accrued employee compensation and related benefits	80,536	94,630
Total Current Liabilities	392,125	334,983
Long-term debt obligations	549,624	568,543
Contingent consideration	84,218	80,902
Deferred tax liabilities	10,915	11,567
Long-term operating lease liabilities	40,105	45,388
Long-term employee compensation and related benefits	12,847	17,254
Long-term derivative liabilities	51,819	45,569
Other long-term liabilities	44,478	47,729
Total Liabilities	1,186,131	1,151,935
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 54,437,670 shares issued and 54,348,542 shares outstanding at December 31, 2024; 53,942,151 shares issued and 53,918,222 shares outstanding at December 31, 2023	83,156	82,533
Additional paid-in capital	2,220,658	2,189,517
Accumulated other comprehensive loss	(80,170)	(27,883)
Accumulated deficit	(903,250)	(966,484)
Treasury stock at cost, 89,128 ordinary shares at December 31, 2024, 23,929 ordinary shares at December 31, 2023	(136)	(55)
Total Stockholders’ Equity	1,320,258	1,277,628
Total Liabilities and Stockholders’ Equity	$2,506,389	$2,429,563
See accompanying notes to the consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2021	53,762	$82,295	$2,117,961	$(650)	$(7,177)	$(897,784)	$1,294,645
Stock-based compensation plans	90	129	39,763	275	—	—	40,167
Net loss	—	—	—	—	—	(86,246)	(86,246)
Other comprehensive loss	—	—	—	—	(40,942)	—	(40,942)
December 31, 2022	53,852	82,424	2,157,724	(375)	(48,119)	(984,030)	1,207,624
Stock-based compensation plans	90	109	31,793	320	—	—	32,222
Net income	—	—	—	—	—	17,546	17,546
Other comprehensive income	—	—	—	—	20,236	—	20,236
December 31, 2023	53,942	82,533	2,189,517	(55)	(27,883)	(966,484)	1,277,628
Stock-based compensation plans	496	623	31,141	(81)	—	—	31,683
Net income	—	—	—	—	—	63,234	63,234
Other comprehensive loss	—	—	—	—	(52,287)	—	(52,287)
December 31, 2024	54,438	$83,156	$2,220,658	$(136)	$(80,170)	$(903,250)	$1,320,258
See accompanying notes to the consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income (loss)	$63,234	$17,546	$(86,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	33,933	36,352	44,809
Loss on debt extinguishment	25,482	—	—
Remeasurement of derivative instruments, net	(25,345)	(22,911)	(38,656)
Depreciation	25,104	24,737	22,373
Amortization of debt issuance costs	21,599	19,053	21,334
Amortization	17,212	25,472	25,198
Amortization of operating lease assets	8,828	10,647	10,225
Gain on investment revaluation - Ceribell, Inc.	(7,144)	—	—
Deferred income tax expense (benefit)	6,795	(114,428)	1,409
Impairment of investments	5,768	—	—
Remeasurement of contingent consideration to fair value	3,316	9,360	(29,881)
Impairment of long-lived assets	—	89,974	—
ACS inventory obsolescence adjustment	—	12,621	—
Impairment of goodwill	—	—	129,396
Other	2,950	1,111	1,653
Changes in operating assets and liabilities:
Accounts receivable, net	11,060	(28,864)	(4,810)
Inventories	(6,757)	(28,478)	(25,679)
Other current and non-current assets	(1,645)	15,302	7,486
Accounts payable and accrued current and non-current liabilities	(14,478)	19,190	(3,510)
Taxes payable	10,851	7,361	1,378
Litigation provision liability	2,275	(19,131)	(6,558)
Net cash provided by operating activities	183,038	74,914	69,921
Investing Activities:
Purchases of property, plant, and equipment	(47,107)	(34,981)	(26,517)
Purchase of investments	(1,142)	(6,504)	(2,952)
Acquisitions, net of cash acquired	—	—	(8,857)
Other	89	1,154	(88)
Net cash used in investing activities	(48,160)	(40,331)	(38,414)
Financing Activities:
Proceeds from long-term debt obligations	335,513	50,000	507,547
Repayment of long-term debt obligations	(247,546)	(21,624)	(223,541)
Payment of debt extinguishment costs	(38,953)	—	—
Purchase of capped calls	(31,637)	—	—
Proceeds from unwind of capped calls	22,523	—	—
Payment of contingent consideration	(13,750)	—	—
Shares repurchased from employees for minimum tax withholding	(8,439)	(7,503)	(8,671)
Proceeds from exercise of stock options	6,341	19	645
Payment of debt issuance costs	(5,939)	—	(3,292)
Proceeds from deferred consideration from sale of Heart Valves, net of working capital adjustments	—	—	4,596
Other	438	592	2,846
Net cash provided by financing activities	18,551	21,484	280,130
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,745)	6,187	(4,011)
Net increase in cash, cash equivalents, and restricted cash	145,684	62,254	307,626
Cash, cash equivalents, and restricted cash at beginning of period	577,872	515,618	207,992
Cash, cash equivalents, and restricted cash at end of period	$723,556	$577,872	$515,618

Supplementary Disclosures of Cash Flow Information:
Cash paid for interest	$38,888	$36,910	$19,044
Cash paid (received) for income taxes, net	15,912	(1,620)	1,221
See accompanying notes to the consolidated financial statements.

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
Business Segments
For the periods presented herein, LivaNova was comprised of two reportable segments: Cardiopulmonary and Neuromodulation.
Cybersecurity Incident
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s information technology systems. Promptly after detecting the issue, LivaNova began an investigation with assistance from external cybersecurity experts and coordinated with law enforcement. The Company implemented remediation measures to mitigate the impact of the incident. The Company also assessed the nature and scope of the affected data, analyzed its statutory notification obligations, and notified affected individuals and regulators as required by applicable law. For further discussion on legal and regulatory developments, refer to “Note 11. Commitments and Contingencies.” The incident has been contained, and the Company’s mitigation efforts are considered complete.
Through December 31, 2024, LivaNova incurred direct costs totaling $11.6 million in connection with this cybersecurity incident, including $9.0 million and $2.6 million during the twelve months ended December 31, 2024 and 2023, respectively. The total incurred direct costs primarily included external cybersecurity expert and legal fees, system restoration costs, and a $1.2 million provision related to the class action settlement, and do not include business interruption losses. The Company expects to incur additional costs related to this incident in the future. For further discussion on legal and regulatory developments, refer to “Note 11. Commitments and Contingencies.” LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that will likely limit the amount that the insurers may reimburse the Company. LivaNova has filed claims for insurance reimbursement of covered costs and business interruption losses related to this incident and has submitted additional claims and supplemental requests for reimbursement as new costs have been incurred. During 2024, LivaNova received $8.4 million, including $5.1 million in reimbursement of covered costs and $3.3 million in reimbursement of business interruption losses under the Company’s cyber insurance policy. The Company’s insurance coverage may be insufficient to cover all costs and expenses related to this cybersecurity incident or may be unavailable to cover all costs and expenses related to this cybersecurity incident.
Note 2. Basis of Presentation, Use of Accounting Estimates, and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of LivaNova have been prepared in accordance with U.S. GAAP.
Consolidation
The accompanying consolidated financial statements for LivaNova include LivaNova’s wholly-owned subsidiaries and the Trust. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of LivaNova’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in such financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions that LivaNova may undertake in the future. Estimates are used in accounting for, among other items, valuation and amortization of intangible assets; goodwill, other long-lived assets (asset group); measurement of deferred tax assets and liabilities; uncertain income tax positions; contingent consideration arrangements; derivative assets and liabilities; legal and other contingencies; stock-based compensation; obsolete and slow-moving inventories; models, such as an impairment analysis; and, in general, allocations to provisions and the fair value of assets and liabilities recorded in a business combination. Actual results could differ materially from those estimates.
Reclassifications
The Company has reclassified certain prior period amounts on the consolidated statements of cash flows for comparative purposes.
Cash and Cash Equivalents
LivaNova considers all highly liquid investments with an original maturity of three months or less, consisting of demand deposit accounts and money market mutual funds, to be cash equivalents. Cash equivalents are carried on the consolidated balance sheets at cost, which approximates their fair value.
Restricted Cash
The Company classifies cash that is not available for use in its operations as restricted cash within current assets on the consolidated balance sheets. As of December 31, 2024, LivaNova’s restricted cash balance was $294.7 million and was comprised of cash deposits with Barclays held as collateral for the SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova is required to grant cash collateral to Barclays in USD in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. For additional information regarding the SNIA litigation, please refer to “Note 11. Commitments and Contingencies.”
Accounts Receivable
Accounts receivable consists of trade receivables from direct customers and distributors. The Company maintains an allowance for doubtful accounts for potential credit losses based on its estimates of the ability of customers to make required payments, historical credit experience, existing economic conditions, and expected future trends. LivaNova writes off uncollectible accounts against the allowance when all reasonable collection efforts have been exhausted.
Inventories
LivaNova states its inventories at the lower of cost, using the FIFO method, or net realizable value. The Company’s calculation of cost includes the acquisition cost of raw materials and components, direct labor, and overhead, including depreciation of manufacturing related assets. LivaNova reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow moving based on changes in customer demand, technology developments, or other economic factors.
PP&E
PP&E is carried at cost, less accumulated depreciation. Maintenance, repairs, and minor replacements are charged to expense as incurred, while significant renewals and improvements are capitalized. LivaNova computes depreciation using the straight-line method over the asset’s estimated useful lives. Leasehold improvements are depreciated over the shorter of the following terms: the useful life of the asset or a term that includes required lease periods and renewals that are deemed to be reasonably assured on the date the leasehold improvements are purchased. Capital improvements to buildings are added as building components and are depreciated over the useful life of the improvement or the building, whichever is less.
Goodwill
LivaNova allocates the amounts the Company pays for an acquisition to the assets acquired and liabilities assumed based on the fair values at the date of acquisition, including property, plant, and equipment; inventories; accounts receivable; long-term debt; and identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination, including IPR&D, on valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. LivaNova allocates any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. Transaction costs associated with these acquisitions are expensed as incurred and are reported in SG&A on the consolidated statements of income (loss). LivaNova recognizes adjustments to the provisional amounts identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts is recorded in the same period’s consolidated financial statements, calculated as if the accounting had been completed at the acquisition date.

Intangible Assets, Other Than Goodwill
Intangible assets shown on the consolidated balance sheets consist of finite-lived and indefinite-lived assets expected to generate future economic benefits and are recorded at their respective fair values as of their acquisition date. Finite-lived intangible assets consist primarily of developed technology and technical capabilities, including patents, related know-how, and licensed patent rights, as well as trade names and customer relationships. Customer relationships consist of relationships with hospitals and surgeons in the countries where LivaNova operates. Indefinite-lived intangible assets other than goodwill are composed of IPR&D assets acquired in acquisitions. LivaNova amortizes its finite-lived intangible assets over the assets’ useful lives using the straight-line method. Estimating the useful lives of intangible assets requires LivaNova to apply significant judgment.
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
Assets Held and Used
LivaNova evaluates the carrying value of its long-lived assets and investments for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such changes in circumstance may include, among other items, (i) an expectation of a sale, discontinuation, or disposal of a long-lived asset or asset group; (ii) adverse changes in market or competitive conditions; (iii) an adverse change in legal factors or business climate in the markets in which LivaNova operates; and (iv) operating or cash flow losses.
For PP&E and intangible assets used in LivaNova’s operations, recoverability generally is determined by comparing the carrying value of an asset or group of assets to the expected undiscounted future cash flows. If the carrying value of an asset, or group of assets is not recoverable, the amount of impairment loss is measured as the difference between the carrying value of the asset or group of assets and its estimated fair value. The asset grouping as well as the determination of expected undiscounted cash flow amounts requires significant judgments, estimates, and assumptions, including with regard to cash flows generated upon disposition. LivaNova measures fair value as the price that would be received if the Company were to sell the assets in an orderly transaction. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
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
If LivaNova determines that goodwill is more likely than not impaired, the Company compares the fair value of the reporting unit to its carrying amount, including goodwill. Fair value refers to the price that would be received if LivaNova were to sell the unit as a whole in an orderly transaction. Fair value is estimated using a discounted cash flow model and requires various assumptions, including revenue growth rates and discount rates. If the carrying amount of the Company’s reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit, up to and including the carrying amount of the goodwill.
If the aggregate fair value of LivaNova’s reporting units exceeds its market capitalization, the Company evaluates the reasonableness of the implied control premium, which includes a comparison to implied control premiums from recent market transactions within its industry or other relevant benchmark data.

Goodwill impairment evaluations are highly subjective. In most instances, such evaluations involve expectations of future cash flows that reflect LivaNova’s judgments and assumptions regarding future industry conditions and operations. The estimates, judgments, and assumptions used in the application of LivaNova’s goodwill impairment policies reflect both historical experience and an assessment of current operational, industry, market, economic, and political environments. The use of different estimates, judgments, assumptions, and expectations regarding future industry and market conditions and operations could result in materially different asset carrying values and operating results.
Quantitative factors used to determine the fair value of the reporting units reflect LivaNova’s best estimates, which the Company believes are reasonable. Future declines in the reporting units’ operating performance or LivaNova’s anticipated business outlook may reduce the estimated fair value of the Company’s reporting units and result in an impairment in the future. Factors that could have a negative impact on the fair value of the reporting units include, but are not limited to:
•Decreases in revenue as a result of the inability of LivaNova’s sales force to effectively market and promote the Company’s products;
•Increased competition, patent expirations, or new technologies or treatments commercialized by competitors;
•Higher operating costs required to sustain the business;
•The outcome of litigation, legal proceedings, investigations, or other claims resulting in significant cash outflows; and
•Increases in the market-participant risk-adjusted WACC.
Derivatives and Risk Management
U.S. GAAP requires companies to recognize all derivatives as assets and liabilities on the balance sheet and to measure the instruments at fair value through earnings unless the derivative qualifies for hedge accounting. If the derivative qualifies for hedge accounting, depending on the nature of the hedge and hedge effectiveness, changes in the fair value of the derivative will either be recognized immediately in earnings or recorded in OCI until the hedged item is recognized in earnings. The changes in the fair value of the derivative are intended to offset the change in fair value of the hedged asset, liability, or probable commitment. LivaNova evaluates hedge effectiveness at inception. Cash flows from hedging and economic hedges are reported as operating activities on the consolidated statements of cash flows.
LivaNova uses currency exchange rate derivative contracts to manage the impact of currency exchange on earnings and cash flows. Forward currency exchange rate contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. LivaNova does not enter into derivative contracts for speculative purposes. All derivative instruments are recorded at fair value on the consolidated balance sheets as assets or liabilities (current or non-current) depending upon the gain or loss position of the contract and contract maturity date.
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
Upon the settlement of LivaNova’s foreign currency cash flow hedges in the fourth quarter of 2022 and following an in-depth analysis of the utility of the Company’s cash flow hedging program, LivaNova discontinued its foreign currency cash flow hedging program. LivaNova continues to use freestanding derivative forward contracts to offset exposure to the variability of the value associated with assets and liabilities denominated in a foreign currency. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities.
Historically, LivaNova has entered into interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate movements and to reduce the risk of increased borrowing costs by converting floating-rate debt into fixed-rate debt. Under these agreements, LivaNova agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to agreed-upon notional principal amounts. These interest rate swaps are structured to mirror the payment terms of the underlying loan. The fair value of the interest rate swaps is reported on the consolidated balance sheets as assets or liabilities (current or non-current) depending upon the gain or loss position of the contract and the maturity of the future cash flows of each contract. The gain or loss on these derivatives is reported as a component of AOCI and reclassified to interest expense during the period of the respective interest payment. The Company’s interest rate swaps expired on April 6, 2023. LivaNova elected not to renew the interest rate swaps as interest expense associated with the Initial Term Facility is principally offset by holding proceeds from the Initial Term Facility in a depository account, which earns a floating rate of interest.
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
LivaNova’s financial assets and liabilities classified as Level 3 include contingent consideration liability arrangements and embedded and capped call derivative instruments.
Contingent consideration liabilities result from acquisition agreements that include potential future payment of consideration that is contingent upon the achievement of performance milestones and/or sales-based earnouts. Contingent consideration is recognized at fair value at the date of acquisition based on the consideration expected to be transferred and estimated as the probability of future cash flows, discounted to present value in accordance with accepted valuation methodologies. The discount rate used is determined at the time of measurement. Contingent consideration is remeasured each reporting period with the change in fair value, including accretion for the passage of time, recorded in earnings. The change in fair value of contingent consideration based on the achievement of regulatory milestones is recorded as research and development expense while the change in fair value of sales-based earnout contingent consideration is recorded as cost of sales. Contingent consideration payments made soon after the acquisition date are classified as an investing activity. Contingent consideration payments that are not made soon after the acquisition date are classified as a financing activity up to the amount of the contingent consideration liability recognized at the acquisition date, with any excess classified as an operating activity. For further information on LivaNova’s Level 3 contingent consideration liability arrangements, please refer to “Note 8. Fair Value Measurements.” For further information on LivaNova’s Level 3 derivative and embedded derivative instruments, please refer to “Note 9. Financing Arrangements” and “Note 8. Fair Value Measurements.” For further information on LivaNova’s Level 3 convertible notes receivable, please refer to “Note 6. Investments.”
Investments
LivaNova’s investments are comprised of equity securities that may be publicly traded, are in various stages of development, and are reported as investments on the consolidated balance sheets.
Investments in affiliates in which the Company has significant influence, but does not control, and that do not have a readily determinable fair value, are accounted for using the equity method. LivaNova’s share of net income or loss is reflected as one line item on the Company’s consolidated statements of income (loss) under loss from equity method investments and will increase or decrease, as applicable, the carrying value of the Company’s equity method investment reported under investments on the consolidated balance sheets.
Investments in equity securities with readily determinable fair values and are not accounted for under the equity method are measured at fair value with unrealized gains and losses included in earnings.

Investments in equity securities that do not have readily determinable fair values and are not accounted for under the equity method are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer.
LivaNova regularly reviews its investments for changes in circumstance or the occurrence of events that suggest its investments may not be recoverable, and if an impairment is considered to be other than temporary, the loss is recognized on the consolidated statements of income (loss) in the period the determination is made.
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
Retirement Benefit Plan Assumptions
LivaNova sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and employees outside the U.S. Pension benefit costs include assumptions for the discount rate, retirement age, compensation rate increases, and the expected return on plan assets.
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
Leases
LivaNova determines whether an arrangement is or contains a lease at its inception. For operating leases with a term greater than 12 months, LivaNova recognizes operating lease assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at the latter of the Company’s lease standard adoption date of January 1, 2019, or the lease commencement date. LivaNova does not record an operating lease asset and corresponding liability for leases with terms of 12 months or less. The Company recognizes the lease payments for such short-term leases within profit and loss on a straight-line basis over the lease term. Variable lease payments, such as common area rent, maintenance charges, and rent escalations not known upon lease commencement, are not included in the determination of the minimum lease payments and are expensed in the period in which the obligation for those payments is incurred. Operating lease assets also includes any lease payments made in advance and excludes lease incentives. LivaNova’s lease terms may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Additionally, LivaNova monitors for events or changes in circumstances that may require a reassessment of the Company’s leases to determine whether a remeasurement is required. For additional information, refer to “Note 10. Leases.”

Stock-Based Compensation
Stock-Based Awards
LivaNova may grant stock-based awards to directors, officers, and key employees. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant date fair market value of the award. LivaNova recognizes equity-based compensation expense ratably over the period that services are provided in exchange for the entire award (all vesting periods). LivaNova issues treasury shares for vesting of RSUs and the exercise of SARs and new shares upon stock option exercises. The Company has the right to elect to pay the cash value of vested restricted stock units in lieu of the issuance of new shares.
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
Service-Based RSUs
LivaNova may grant service-based RSUs at no purchase cost to the grantee. The grantees of unvested units have no voting rights or rights to dividends, and sale or transfer of the units is restricted until they are vested. The fair market value of service-based RSUs is determined using the market closing price on the grant date, and compensation is expensed ratably over the service period. Calculation of compensation for RSU stock awards requires the Company to estimate forfeiture rates.
Market Performance-Based RSUs
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
Operating Performance-Based Awards RSUs
LivaNova may grant operating performance-based RSUs at no purchase cost to the grantee. The grantees of unvested units have no voting rights or rights to dividends and sale or transfer of the units is restricted until they are vested. The number of shares that are ultimately transferred to the grantee is dependent upon the Company’s percent achievement of certain targets for cumulative adjusted free cash flow and adjusted return on invested capital. The fair market value of operating performance-based RSUs is determined using the market closing price on the grant date. Compensation is expensed ratably over the service period and is adjusted based upon the estimated and actual percentage achievement of cumulative adjusted free cash flow and return on invested capital as compared to target.
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
LivaNova periodically assesses the recoverability of its deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized. To the extent that realization does not meet the “more-likely-than-not” criterion, the Company establishes a valuation allowance. LivaNova periodically reviews the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to its ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: profitability in the most recent quarters; internal profitability forecasts for the current and next two future years; the amount of deferred tax asset relative to estimated profitability; the potential effects on future profitability from increasing competition, healthcare reforms, and overall economic conditions; limitations and potential limitations on the use of LivaNova’s net operating losses due to ownership changes, pursuant to IRC Section 382; and the implementation of prudent and feasible tax planning strategies, if any.
LivaNova files federal and local tax returns in many jurisdictions throughout the world and is subject to income tax examinations for its fiscal year 2019 and subsequent years, with certain exceptions. While LivaNova believes that its tax return positions are fully supported, tax authorities may disagree with certain positions the Company has taken and assess additional taxes, and as a result, LivaNova may establish reserves for uncertain tax positions, which require a significant degree of management judgment. LivaNova regularly assesses the likely outcomes of its tax positions in order to determine the appropriateness of the Company’s reserves; however, the actual outcome of an audit can be significantly different from LivaNova’s expectations, which could have a material impact on the Company’s tax provision. LivaNova’s tax positions are evaluated for recognition using a more-likely-than-not threshold. Uncertain tax positions requiring recognition are measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. Some of the reasons a reserve for an uncertain tax benefit may be reversed are: completion of a tax audit; a change in applicable tax law, including a tax case or legislative guidance; or an expiration of the statute of limitations. LivaNova recognizes interest and penalties associated with unrecognized tax benefits and records interest in interest expense, and penalties in SG&A, on LivaNova’s consolidated statements of income (loss).
Foreign Currency
LivaNova’s reporting currency is the USD; however, a portion of the revenues earned and expenses incurred by certain of LivaNova’s subsidiaries are denominated in currencies other than the USD. LivaNova determines the functional currency of its subsidiaries that exist and operate in different economic and currency environments based on the primary economic environment in which the subsidiary operates, that is, the currency of the environment in which an entity primarily generates and expends cash. LivaNova’s foreign subsidiaries are located in Europe and the United States. The functional currency of LivaNova’s significant European subsidiaries is the Euro, and the functional currency of LivaNova’s significant U.S. subsidiaries is the USD.
Assets and liabilities of subsidiaries whose functional currency is not the USD are translated into USD based on a combination of both current and historical exchange rates, while their revenues earned, and expenses incurred are translated into USD at average period exchange rates. Translation adjustments are included in AOCI on LivaNova’s consolidated balance sheets. Gains and losses arising from transactions denominated in a currency different from an entity’s functional currency are included in foreign exchange and other income/(expense) on LivaNova’s consolidated statements of income (loss). Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments are related to earnings which are intended to be indefinitely reinvested in the countries where earned.
Contingencies
LivaNova is subject to product liability claims, environmental obligations, government investigations, and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in SG&A on LivaNova’s consolidated statements of income (loss). Contingent liabilities are recorded when LivaNova determines that a loss is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, LivaNova’s assessments involve significant judgment regarding future events.
Note 3. Revenue Recognition
LivaNova generates revenue through contracts with customers consisting primarily of hospitals, healthcare institutions, and distributors. Revenue is measured based on consideration specified in customer contracts and excludes amounts collected on behalf of third parties. The Company measures the consideration based upon the estimated amount to be received. The amount of consideration LivaNova ultimately receives varies depending upon the return terms, sales rebates, discounts, and other incentives the Company may offer, which are accounted for as variable consideration when estimating the amount of revenue to recognize.
LivaNova has historically experienced a low rate of product returns, and the total value of product returns has not been significant to the Company’s consolidated financial statements.
LivaNova recognizes revenue when a performance obligation is satisfied by transferring control of a product or providing service to a customer. Some of LivaNova’s contracts include the purchase of multiple products and/or services. In such cases, LivaNova allocates the transaction price based upon the relative estimated standalone selling price of each product and/or service sold. LivaNova records state and local sales taxes net; that is, the Company excludes sales tax from revenue. Typically, LivaNova’s contracts do not have a significant financing component.
LivaNova incurs incremental commission fees paid to the sales force associated with the sale of products. LivaNova applies the practical expedient within ASC 606-10-50-22 and has elected to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset the entity would otherwise recognize is one year or less. As a result, no commissions have been capitalized as contract costs since adoption of ASC 606. The following is a description of the principal activities (separated by reportable segments) from which LivaNova generates its revenue. For more detailed information about LivaNova’s reportable segments, including disaggregated revenue results by major product line and primary geographic markets, see “Note 17. Geographic and Segment Information.”
Cardiopulmonary Products and Services
Cardiopulmonary products include HLMs, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae, and other related accessories.
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
Technical services include installation, repair, and maintenance of cardiopulmonary equipment under service contracts or upon customer request. Technical service agreements generally provide for upfront payments in advance of rendering services or periodic billing over the contract term. Amounts billed in advance are deferred and recognized as revenue when the performance obligation is satisfied. Technical services are not a significant component of Cardiopulmonary revenue and are presented with the related equipment and accessories revenue.
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
Contract Balances
Due to the nature of LivaNova’s products and services, revenue producing activities may result in contract assets and contract liabilities. These activities relate primarily to Cardiopulmonary technical services contracts for short-term and multi-year service agreements. Contract assets are primarily comprised of unbilled revenues, which occur when a performance obligation has been completed, but not billed to the customer. Contract liabilities are made up of deferred revenue, which occurs when a customer pays for a service before a performance obligation has been completed. Contract assets are included within prepaid expenses and other current assets on the consolidated balance sheets and were insignificant as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, contract liabilities of $14.7 million and $15.3 million, respectively, were included within accrued liabilities and other and other long-term liabilities on LivaNova’s consolidated balance sheets.
Note 4. Restructuring
From time to time, LivaNova initiates restructuring plans to leverage economies of scale, streamline distribution and logistics, and strengthen operational and administrative effectiveness to reduce overall costs.
During the second quarter of 2022, management committed to implement a cost-optimization and cost reduction program to adapt to current economic conditions, which included a workforce reduction to be completed by mid-2023. LivaNova recognized restructuring expense under the 2022 Restructuring Plan of $0.9 million and $6.6 million during the years ended December 31, 2023 and 2022, respectively. The total estimated restructuring costs associated with the plan were approximately $10 million, including employee termination benefits, consulting fees, and contract termination costs.
On January 5, 2024, the Board of Directors of LivaNova PLC approved the 2024 Restructuring Plan to enhance the Company’s focus on its core Cardiopulmonary and Neuromodulation segments. The main component of the 2024 Restructuring Plan was to wind down the ACS segment, which was substantially completed in 2024. LivaNova recognized restructuring expense under the 2024 Restructuring Plan of $0.1 million in other operating expenses, and $12.6 million for inventory obsolescence in cost of sales on its consolidated statements of income (loss) during the year ended December 31, 2023. Additionally, the Company determined that it was more likely than not that the carrying amounts associated with the ACS segment, including the long-lived assets (asset group), may not be recoverable. This was determined to be a triggering event occurring in the fourth quarter of 2023 requiring an impairment assessment, based on certain factors, including the results of an updated long-term financial outlook for the ACS segment.
As such, LivaNova recorded impairments of the following long-lived assets during the year ended December 31, 2023, included within impairment of long-lived assets on its consolidated statements of income (loss) (in thousands):

2023
Intangible assets:
Developed technology	$78,067
Trade names	7,117
Property, plant, and equipment	3,894
Operating lease assets	896
Total impairment of long-lived assets	$89,974
As of December 31, 2024, the 2024 Restructuring Plan was substantially complete. LivaNova incurred pre-tax restructuring charges of $13.4 million related to this plan, primarily comprised of severance expenses and retention bonuses. Minimal residual activities and expenses are expected, though estimates remain subject to change.
The following table presents a reconciliation of the beginning and ending balance of the accruals and other reserves recorded in connection with LivaNova’s restructuring plans included in accounts payable and accrued liabilities and other on the consolidated balance sheets (in thousands):

	Employee Severance and Other Termination Costs	Other	Total
As of December 31, 2021	$836	$—	$836
Charges	6,611	—	6,611
Cash payments	(5,402)	—	(5,402)
As of December 31, 2022	2,045	—	2,045
Charges	956	—	956
Cash payments	(2,090)	—	(2,090)
As of December 31, 2023	911	—	911
Charges	10,569	2,787	13,356
Cash payments	(9,441)	(2,222)	(11,663)
As of December 31, 2024	$2,039	$565	$2,604
The following table presents restructuring expense by reportable segment (in thousands):

	2024	2023	2022
Cardiopulmonary	$—	$(55)	$697
Neuromodulation	—	504	2,651
Other (1)	13,356	507	3,263
	$13,356	$956	$6,611
(1)“Other” primarily includes restructuring expense not allocated to segments.

Note 5. Goodwill and Intangible Assets
The following table presents LivaNova’s finite-lived and indefinite-lived intangible assets (in thousands):

	December 31,
	2024	2023
Finite-lived intangible assets:
Customer relationships	$178,616	$187,196
Developed technology	97,858	103,490
Trade names	12,453	13,280
Other intangible assets	721	773
Total gross finite-lived intangible assets	289,648	304,739
Accumulated amortization - Customer relationships	90,895	84,647
Accumulated amortization - Developed technology	60,315	56,921
Accumulated amortization - Trade names	12,453	13,280
Accumulated amortization - Other intangible assets	691	719
Total accumulated amortization	164,354	155,567
Net finite-lived intangible assets	$125,294	$149,172
Indefinite-lived intangible assets:
IPR&D	$112,000	$112,006
Goodwill	750,006	782,941
Total indefinite-lived intangible assets	$862,006	$894,947
The following table presents the amortization periods for LivaNova’s finite-lived intangible assets as of December 31, 2024:

	Minimum Life in years	Maximum Life in years
Customer relationships	8	18
Developed technology	14	17
The following table presents estimated future amortization expense based on LivaNova’s finite-lived intangible assets as of December 31, 2024 (in thousands):

2025	$16,654
2026	16,298
2027	16,298
2028	16,654
2029	12,490
Thereafter	46,900
$125,294
In connection with the 2024 Restructuring Plan, as previously discussed in “Note 4. Restructuring,” LivaNova recorded impairments of the ACS developed technology and trade names intangible assets of $78.1 million and $7.1 million, respectively, during the year ended December 31, 2023, which are included within impairment of long-lived assets on the consolidated statements of income (loss).

Goodwill
The following table presents the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Cardiopulmonary	Neuromodulation	Other (1)	Total
As of December 31, 2021	$398,245	$398,754	$102,526	$899,525
Goodwill as a result of acquisition	—	—	25,893	25,893
Measurement period adjustments	—	—	977	977
Impairment	—	—	(129,396)	(129,396)
Foreign currency adjustments	(28,212)	—	—	(28,212)
As of December 31, 2022	370,033	398,754	—	768,787
Foreign currency adjustments	14,154	—	—	14,154
As of December 31, 2023	384,187	398,754	—	782,941
Foreign currency adjustments	(32,935)	—	—	(32,935)
As of December 31, 2024	$351,252	$398,754	$—	$750,006
(1)“Other” represents LivaNova’s former ACS reportable segment.
As part of LivaNova’s third-quarter 2022 goodwill impairment assessment, the Company considered that revenue for its ACS reporting unit during the nine months ended September 30, 2022 had declined by 29% compared to the prior year period, primarily as a result of a reduction in severe COVID-19 cases, hospital-related challenges, and product mix. As a result, the Company lowered its future revenue projections for the ACS reporting unit. Based on these circumstances, LivaNova concluded it was more likely than not that the goodwill of LivaNova’s ACS reporting unit was impaired and performed a quantitative assessment of the goodwill as of September 30, 2022, using management’s then-current estimate of future cash flows. Based on the valuation performed, LivaNova determined that the fair value of the ACS reporting unit was less than the carrying value and recognized a goodwill impairment of $129.4 million in LivaNova’s consolidated statement of loss during the year ended December 31, 2022.
LivaNova performed a quantitative goodwill impairment assessment for its Cardiopulmonary and Neuromodulation reporting units as of October 1, 2024. The assessment was performed using management’s current estimate of future cash flows. LivaNova concluded that the fair value of its Cardiopulmonary and Neuromodulation reporting units exceeded the carrying value of the respective reporting units and were, therefore, not impaired on the October 1, 2024 test date.
Note 6. Investments
The following table presents the carrying value of LivaNova’s investments:

	December 31,
	2024	2023
Investment with readily determinable fair value:
Ceribell, Inc. (1)	$10,144	$—
Investments without readily determinable fair values:
Cadence Neuroscience, Inc.	5,000	5,000
Noctrix Health, Inc.	3,410	3,159
Rainbow Medical Ltd.	1,017	1,084
Highlife S.A.S.	984	1,049
MD Start II	811	865
ShiraTronics, Inc. (2)	—	5,750
Ceribell, Inc. (1)	—	3,000
	11,222	19,907
Equity method investment (3)	3,718	2,936
	$25,084	$22,843
(1)On October 10, 2024, Ceribell, Inc. (Nasdaq: CBLL) announced its initial public offering and began trading on October 11, 2024. Per the amended Articles of Incorporation, LivaNova’s Series B Preferred shares converted to common stock upon the offering. As a result, LivaNova’s investment in Ceribell, Inc. is now classified as an investment with a readily determinable fair value and measured on a recurring basis (Level 1) (previously Level 3 with fair value measured on a nonrecurring basis). As of December 31, 2024, LivaNova held 391,952 common shares and recognized a $7.1 million unrealized gain on investment during the fourth quarter of 2024, which is included in foreign exchange and other income/(expense) on LivaNova’s consolidated statements of income (loss).
(2)During the second quarter of 2024, LivaNova recognized an impairment of its investment in ShiraTronics, Inc. upon the conversion of LivaNova’s investment from preferred shares to common stock, which is included in foreign exchange and other income/(expense) on LivaNova’s consolidated statements of income (loss).
(3)As of December 31, 2024 and 2023, LivaNova had commitments to fund follow-on investments up to €1.0 million and €1.9 million ($1.0 million and $2.0 million as of December 31, 2024 and 2023, respectively) based on cash calls.
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
LivaNova measures all outstanding derivatives each period-end at fair value and reports the fair value as either financial assets or liabilities on the consolidated balance sheets. At inception of the contract, the derivative is designated as either a freestanding derivative or a hedge. Derivatives that are not designated as hedging instruments are referred to as freestanding derivatives with changes in fair value included in earnings. These derivatives are intended to serve as economic hedges and follow the cash flows of the economic hedged item. The cash flows from these derivative contracts are reported as operating activities on LivaNova’s consolidated statements of cash flows.
If the derivative qualifies for hedge accounting, changes in the fair value of the derivative will be recorded in AOCI until the hedged item is recognized in earnings upon settlement/termination. Interest rate swap gains and losses in AOCI are reclassified to interest expense on LivaNova’s consolidated statements of income (loss). LivaNova evaluates hedge effectiveness at inception. LivaNova had no designated hedging instruments as of December 31, 2024 and 2023.
Freestanding FX Derivatives
The gross notional amount of freestanding FX derivative contracts not designated as hedging instruments outstanding as of December 31, 2024 and 2023 was $442.3 million and $223.4 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. LivaNova recorded a net gain for freestanding derivatives of $5.2 million for the year ended December 31, 2024, a net loss of $1.3 million, and a net gain of $4.5 million for the years ended December 31, 2023 and 2022, respectively. These gains and losses are included in foreign exchange and other income/(expense) on LivaNova’s consolidated statements of income (loss).
Capped Call Derivatives
The Capped Call Transactions are carried on the consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in foreign exchange and other income/(expense) in the consolidated statements of income (loss). The Capped Call Transactions are measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. For additional information, refer to “Note 9. Financing Arrangements.”
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
2029 Capped Calls
In March 2024, LivaNova issued the 2029 Notes. In connection with the pricing of the 2029 Notes, the Company entered into related privately-negotiated capped call transactions with certain financial institutions. Under the 2029 Capped Calls, the Company purchased a capped call option with an initial strike price of $69.40 and an initial cap price of $94.28 per share. The strike price, which is subject to certain adjustments, corresponds to the initial conversion price of the 2029 Notes. The 2029 Capped Calls are intended to offset any cash payments and/or cash equivalent value of ordinary shares upon conversion of the 2029 Notes if the market value per ordinary share is greater than the strike price, with such offsets being subject to the initial cap price of $94.28 per share. However, the proceeds under the 2029 Capped Calls are limited to the initial cap price in the event the Company’s share price exceeds the cap price at the time of conversion. The 2029 Capped Calls expire on March 15, 2029, and must be settled in cash. The 2029 Capped Calls are subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes and cover the number of LivaNova’s ordinary shares underlying the 2029 Notes. If the 2029 Capped Calls are terminated early, settlement occurs at their termination value, which is equal to their fair value at the time of the early termination. For transaction costs associated with entering into the 2029 Capped Calls, refer to “Additions” in the “Reconciliation of Level 3 Assets and Liabilities” table within “Note 8. Fair Value Measurements.”
Embedded Derivatives
The 2025 Notes and 2029 Notes each include terms resulting in a bifurcated embedded derivative. The Embedded Derivatives are measured at fair value using a binomial lattice model and estimated discounted cash flows that utilize observable and unobservable market data and are adjusted at the end of each reporting period, with the unrealized gain or loss reflected in foreign exchange and other income/(expense) in the consolidated statements of income (loss). For additional information, refer to “Note 9. Financing Arrangements.”
Counterparty Credit Risk
LivaNova is exposed to credit risk in the event of non-performance by the counterparties to the Company’s derivatives.
The Option Counterparties are financial institutions. To limit LivaNova’s credit risk, the Company selected financial institutions with a minimum long-term investment grade credit rating. LivaNova’s exposure to the credit risk of the Option Counterparties is not secured by any collateral. If one or more of the Option Counterparties becomes subject to insolvency proceedings, LivaNova will become an unsecured creditor in those proceedings, with a claim equal to the Company’s exposure at that time under the 2025 Capped Calls and/or 2029 Capped Calls, as applicable, with that Option Counterparty.
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
Cash Flow Hedges
Historically, LivaNova entered into interest rate swaps associated with the Initial Term Facility, which qualified for and were designated as cash flow hedges. The Company’s outstanding interest rate swaps expired on April 6, 2023. LivaNova elected not to renew the interest rate swaps. Interest expense associated with the Initial Term Facility is principally offset by holding proceeds from the Term Facilities in a depository account, which earns a floating rate of interest.
The pre-tax gains (losses) for derivative contracts designated as cash flow hedges recognized in OCI and the amount reclassified to earnings from AOCI were as follows (in thousands):

		2023
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	Loss Recognized in OCI	Gain Reclassified from AOCI to Earnings
Interest rate swap contracts	Interest expense	$(433)	$533

		2022
Description of Derivative Contract	Location in Earnings of Reclassified Gain or Loss	(Loss) Gain Recognized in OCI	Loss Reclassified from AOCI to Earnings
FX derivative contracts	Foreign exchange and other income/(expense)	$(4,602)	$(382)
FX derivative contracts	SG&A	—	(5,165)
Interest rate swap contracts	Interest expense	914	$(52)
		$(3,688)	$(5,599)
Balance Sheet Presentation
LivaNova offsets fair value amounts associated with its derivative instruments that are executed with the same counterparty under master netting arrangements on the Company’s consolidated balance sheets. Master netting arrangements include a right to set off or net together purchases and sales of similar products in the settlement process.
The following tables present the fair value and the location of derivative contracts reported on the consolidated balance sheets (in thousands):

December 31, 2024	Derivative Assets		Derivative Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	$2,624
Capped call derivatives (2029 Notes)	Long-term derivative assets	23,735
Embedded derivative (2025 Notes)			Accrued liabilities and other	$2,915
Embedded derivative (2029 Notes)			Long-term derivative liabilities	51,819
FX derivative contracts	Prepaid expenses and other current assets	738
Total derivatives not designated as hedging instruments		$27,097		$54,734

December 31, 2023	Derivative Assets		Derivative Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Capped call derivatives (2025 Notes)	Long-term derivative assets	$38,496
Embedded derivative (2025 Notes)			Long-term derivative liabilities	$45,569
FX derivative contracts			Accrued liabilities and other	3,883
Total derivatives not designated as hedging instruments		$38,496		$49,452
(1)For the classification of inputs used to evaluate the fair value of LivaNova’s derivatives, refer to “Note 8. Fair Value Measurements.”
Note 8. Fair Value Measurements
LivaNova reviews its fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities in the fair value hierarchy. Excluding LivaNova’s investment in Ceribell, Inc., as discussed in “Note 6. Investments,” there were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2024, 2023, or 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the level in the fair value hierarchy at which the Company’s assets and liabilities are measured on a recurring basis (in thousands):

	Balance Sheet Location	December 31, 2024	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets
Derivative assets - freestanding instruments (FX)	Prepaid expenses and other current assets	$738	$—	$738	$—
Derivative assets - capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	2,624	—	—	2,624
Derivative assets - capped call derivatives (2029 Notes)	Long-term derivative assets	23,735	—	—	23,735
Investment with readily determinable fair value	Investments	10,144	10,144	—	—
		$37,241	$10,144	$738	$26,359

Liabilities
Derivative liabilities - embedded derivative (2025 Notes)	Accrued liabilities and other	$2,915	$—	$—	$2,915
Derivative liabilities - embedded derivative (2029 Notes)	Long-term derivative liabilities	51,819	—	—	51,819
Contingent consideration arrangements	Contingent consideration	84,218	—	—	84,218
		$138,952	$—	$—	$138,952

	Balance Sheet Location	December 31, 2023	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets
Derivative assets - capped call derivatives (2025 Notes)	Long-term derivative assets	$38,496	$—	$—	$38,496
Convertible notes receivable	Other assets	275	—	—	275
		$38,771	$—	$—	$38,771

Liabilities
Derivative liabilities - freestanding instruments (FX)	Accrued liabilities and other	$3,883	$—	$3,883	$—
Derivative liabilities - embedded derivative (2025 Notes)	Long-term derivative liabilities	45,569	—	—	45,569
Contingent consideration arrangement	Contingent consideration	80,902	—	—	80,902
Contingent consideration arrangement	Accrued liabilities and other	13,750	—	—	13,750
		$144,104	$—	$3,883	$140,221

Reconciliation of Level 3 Assets and Liabilities
The following tables present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3) (in thousands):

	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	Contingent Consideration Liability Arrangements
As of December 31, 2022	$54,393	$—	$285	$85,675	$—	$85,292
Changes in fair value (1) (2)	(15,897)	—	(10)	(40,106)	—	9,360
As of December 31, 2023	38,496	—	275	45,569	—	94,652
Additions	—	31,637	—	—	87,457	—
Cash receipt	(22,524)	—	—	—	—	—
Payment	—	—	—	(36,915)	—	(13,750)
Changes in fair value (1) (2)	(13,348)	(7,902)	(275)	(5,739)	(35,638)	3,316
As of December 31, 2024	2,624	23,735	—	2,915	51,819	84,218
Less current portion at December 31, 2024	2,624	—	—	2,915	—	—
Long-term portion at December 31, 2024	$—	$23,735	$—	$—	$51,819	$84,218
(1)During the year ended December 31, 2024, the contingent consideration change in fair value resulted in an increase of $1.3 million recorded to cost of sales and an increase of $2.0 million recorded to R&D. During the year ended December 31, 2023, the contingent consideration change in fair value resulted in an increase of $3.8 million recorded to cost of sales and an increase of $5.6 million recorded to R&D.
(2)Changes in the fair value of the embedded derivative liabilities and capped call derivative assets are recognized in foreign exchange and other income/(expense) in the consolidated statements of income (loss). Refer to “Note 7. Derivatives and Risk Management” for further information on the changes in fair value as it relates to the embedded and capped call derivatives.
Stock Price Volatility
The following table presents the stock price volatility utilized in determining the fair value of LivaNova’s capped call derivative assets and embedded derivative liabilities:

Stock Price Volatility (1)	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)
December 31, 2024	37%	35%	37%	35%
December 31, 2023	38%	N/A	38%	N/A
(1)The embedded and capped call derivatives are classified as Level 3 because the Company uses historical volatility and implied volatility from actual options traded to determine expected stock price volatility, an unobservable input that is significant to the valuation. In general, an increase in LivaNova’s stock price or stock price volatility would increase the fair value of the embedded and capped call derivatives, which would result in an increase in net expense. As the remaining time to the expiration of the derivatives decreases, the fair value of the derivatives decreases. The future impact of the derivatives on net income depends on how significant inputs such as stock price, stock price volatility, and time to the expiration of the derivatives change in relation to other inputs.
Contingent Consideration Arrangements
The following table presents the fair value of LivaNova’s Level 3 contingent consideration arrangements by acquisition (in thousands):

	December 31,
	2024	2023
ImThera	$84,218	$80,902
ALung (1)	—	13,750
	$84,218	$94,652

(1)The ALung business combination involved a contingent consideration arrangement composed of potential cash payments upon the achievement of certain sales-based thresholds associated with sales of products. The ALung contingent consideration was subject to a one-time phase-out payment of $13.8 million, in the event that LivaNova were to cease operations of ALung. In January 2024, LivaNova announced the wind down of ACS, including ALung, as part of the 2024 Restructuring Plan, and as a result, the ALung contingent consideration phase-out payment amount of $13.8 million was paid during 2024.
The ImThera business combination involved contingent consideration arrangements comprised of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnouts are valued using projected sales from LivaNova’s internal strategic plan. These arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of December 31, 2024:

ImThera Acquisition	Valuation Technique	Unobservable Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	7.0%
		Probability of payment	85%
		Projected payment year	2026

Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	14.2% - 14.3%
		Credit risk discount rate	7.1% - 7.7%
		Revenue volatility	23.6%
		Probability of payment	85%
		Projected years of earnout	2027 - 2030
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
LivaNova’s investments in equity securities of non-consolidated affiliates without readily determinable fair values are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. LivaNova’s investments in non-financial assets such as goodwill, intangible assets, and PP&E are measured at fair value if there is an indication of impairment and adjusted to the new fair value when an impairment is recognized. LivaNova classifies the measurement input for these assets as Level 3 inputs within the fair value hierarchy.
Other
The carrying value of LivaNova’s long-term debt including the current portion as of December 31, 2024 and 2023 was $627.0 million and $586.0 million, respectively. The fair value of the 2025 Notes as of December 31, 2024 and 2023 was $58.7 million and $314.4 million, respectively. The fair value of the 2029 Notes as of December 31, 2024 was $343.7 million. For all other long-term debt obligations, LivaNova believes the carrying value approximates fair value. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
The carrying values of LivaNova’s cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these items.
Note 9. Financing Arrangements
The following table presents a summary of LivaNova’s long-term debt obligations (in thousands, except interest rates):

	December 31,
	2024	2023	Maturity	Interest Rate
Term Facilities	$313,014	$328,459	July 2027	7.93%
2029 Notes	258,043	—	March 2029	2.50%
2025 Notes	53,887	255,500	December 2025	3.00%
Bank of America, U.S.	1,500	1,500	January 2025	6.95%
Other	519	568
Total long-term facilities	626,963	586,027
Less: Current portion of long-term debt	77,339	17,484
Total long-term debt obligations	$549,624	$568,543

The following table presents the aggregate contractually scheduled maturities of LivaNova’s long-term debt obligations for the next five years, excluding unamortized debt discounts and issuance costs, as of December 31, 2024 (in thousands):

2025	$81,080
2026	30,625
2027	265,313
2028	—
2029	345,000
Revolving Credit and Term Facilities
The outstanding principal amount of LivaNova’s short-term unsecured revolving credit agreements and other agreements with various banks was $0.7 million and $0.6 million at December 31, 2024 and 2023, respectively, with an average interest rate of 4.64% and loan terms ranging from overnight to 364 days as of December 31, 2024.
On March 8, 2024, LivaNova and LivaNova USA entered into Incremental Facility Amendment No. 3, which provides for LivaNova USA to obtain revolving commitments in an aggregate principal amount of $225.0 million. The $225.0 million revolving facility is subject to the terms and conditions of the 2021 First Lien Credit Agreement, as amended thereof, and replaced the previously existing $125.0 million revolving facility under the 2021 First Lien Credit Agreement. The $225.0 million revolving facility is available for working capital and other general corporate purposes and, if drawn, can be repaid at any time without premium or penalty. The $225.0 million revolving facility matures on March 8, 2029. There were no outstanding borrowings under the revolving facilities under the 2021 First Lien Credit Agreement as of December 31, 2024 and 2023.
The 2021 First Lien Credit Agreement, as amended, also requires the payment of certain commitment fees on the unused portion of the commitments, at a variable percentage based on LivaNova’s Total Net Leverage Ratio. As of December 31, 2024 and 2023, the applicable commitment fee percentage was 0.5% per annum.
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
Proceeds from the Initial Term Facility were used to repay in full the Bridge Loan Facility on July 6, 2022, with the remainder used for general corporate purposes of the Company. The Term Facilities have a maturity of the earlier of (i) five years or (ii) 91 days prior to December 15, 2025, the maturity date of the 2025 Notes, unless by that date LivaNova USA will have either redeemed or refinanced the 2025 Notes, or set aside an amount of cash equal to the then-outstanding principal amount of the 2025 Notes. The Term Facilities bear interest at a rate equal to an adjusted term SOFR plus a variable margin based on the Company’s consolidated total net leverage ratio. As of December 31, 2024, the applicable margin over adjusted term SOFR was equal to 3.25% per annum. The Term Facilities are subject to an original issue discount of 1.5% of their principal amount. The Term Facilities are subject to quarterly principal repayment, based on the following amortization schedule: (i) during the first year from the initial funding date: 1.9%; (ii) year two: 5.0%; (iii) year three: 5.0%; (iv) year four: 7.5%; and (v) year five: 10.0%, with the remainder to be paid at maturity. The effective interest rate of the Term Facilities at December 31, 2024 was 6.53%.
The 2021 First Lien Credit Agreement, as amended, contains customary representations, warranties, and covenants, including the requirement to maintain a Senior Secured First Lien Net Leverage Ratio of not more than 3.50 to 1.00, calculated as the ratio of Consolidated Senior Secured First Lien Net Indebtedness to Consolidated EBITDA, as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date and an Interest Coverage Ratio of not less than 2.00 to 1.00, calculated as the ratio of Consolidated EBITDA to Consolidated Interest Expense, both as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date. As of December 31, 2024, the Company was in compliance with the financial covenants contained in the 2021 First Lien Credit Agreement.
Debt discount and issuance costs related to the Initial Term Facility were $9.6 million. The unamortized debt discount and issuance costs related to the Initial Term Facility were $4.8 million and $6.8 million as of December 31, 2024 and 2023, respectively.

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
The 2025 Notes Repurchase Transaction was treated as a debt extinguishment. The carrying value of the related 2025 Notes, which included the unamortized debt discount and issuance costs and the fair value of the embedded derivative, was derecognized, and the 2029 Notes issued were recognized at fair value. The difference between the consideration used to extinguish the 2025 Notes, the carrying value of the 2025 Notes, and the fair value of the embedded derivative was recognized as a loss on debt extinguishment of $25.5 million on LivaNova’s consolidated statements of income (loss) during the year ended December 31, 2024. Third-party costs incurred directly related to the 2025 Notes Repurchase Transaction were deferred and capitalized as additional debt issuance costs to be amortized on the 2029 Notes.
Contemporaneously with the 2025 Notes Repurchase Transaction, the Company and the financial institutions party to the 2025 Capped Calls agreed to terminate a portion of the 2025 Capped Calls in a notional amount corresponding to the amount of 2025 Notes repurchased. The Company received $22.5 million in cash consideration, the fair value of the terminated portion, upon settlement. The terms of the remaining 2025 Capped Calls remain unchanged and are classified as current derivative assets. For additional information on LivaNova’s embedded and capped call derivative instruments, refer to “Note 7. Derivatives and Risk Management.”
2029 Notes
The sale of the 2029 Notes resulted in $332.1 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on March 15 and September 15 of each year. The effective interest rate of the 2029 Notes was 9.84% as of December 31, 2024. The 2029 Notes mature on March 15, 2029, unless earlier repurchased, redeemed, or converted.
Debt discount and issuance costs related to the 2029 Notes were $99.6 million, including $87.5 million of discount attributable to the embedded derivative and $12.1 million of new debt issuance costs related to the 2029 Notes. The debt discount and issuance costs are amortized as interest expense using the effective interest method over the term of the 2029 Notes. The unamortized debt discount and issuance costs related to the 2029 Notes as of December 31, 2024 were $87.0 million.
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
As of December 31, 2024, the conditions for conversion were not met. As a result, the Company included its obligations from the 2029 Notes and the associated embedded derivative as long-term liabilities on the consolidated balance sheet as of December 31, 2024, and the 2029 Notes are not convertible during the three months ending March 31, 2025.
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
2025 Notes
On June 17, 2020, LivaNova USA issued $287.5 million aggregate principal amount of 3.00% notes due 2025 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2025 Notes are senior unsecured obligations of the Company. The sale of the 2025 Notes resulted in $278.0 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on June 15 and December 15 of each year. On March 8, 2024, in connection with the issuance of the 2029 Notes, the Company used part of the net proceeds to repurchase $230.0 million aggregate principal amount of the 2025 Notes in privately-negotiated transactions. For additional information, refer to “2029 Notes Issuance and 2025 Notes Repurchase Transactions” above. The effective interest rate of the 2025 Notes was 9.95% at December 31, 2024. The 2025 Notes mature on December 15, 2025, unless earlier exchanged, repurchased, or redeemed.
Debt discount and issuance costs related to the 2025 Notes were $82.0 million, including $75.0 million of discount attributable to the embedded derivative and $7.0 million of allocated issuance costs to the 2025 Notes related to legal, bank, and accounting fees. The debt discount and issuance costs are amortized as interest expense using the effective interest method over the term of the 2025 Notes. Upon the closing of the 2025 Notes Repurchase Transaction in March 2024, the remaining unamortized debt discount and issuance costs related to the 2025 Notes were $5.8 million. The unamortized debt discount and issuance costs related to the 2025 Notes as of December 31, 2024 and 2023 were $3.6 million and $32.0 million, respectively.
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
As of December 31, 2024, the conditions for exchange were not met. The Company included its obligations from the 2025 Notes and the associated embedded derivative as current liabilities on the consolidated balance sheet as of December 31, 2024, and the 2025 Notes are not exchangeable during the three months ending March 31, 2025.
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

Note 10. Leases
LivaNova has operating leases primarily for (i) office space; (ii) manufacturing, warehouse, and R&D facilities; and (iii) vehicles. LivaNova’s leases include options to extend the leases, and some of which include options to terminate the leases at the Company’s sole discretion. The following table presents the components of operating lease assets and liabilities (in thousands):

	December 31,
	2024	2023
Operating lease assets	$46,837	$50,845
Operating lease liabilities:
Accrued liabilities and other	$9,040	$8,362
Long-term operating lease liabilities	40,105	45,388
	$49,145	$53,750
The following table presents the contractual maturities of LivaNova’s lease liabilities as of December 31, 2024 (in thousands):

2025	$11,392
2026	8,468
2027	7,206
2028	5,795
2029	4,887
Thereafter	25,459
Total lease payments	63,207
Less: Amount representing interest	14,062
Present value of lease liabilities	$49,145
The following table presents the components of operating lease cost (in thousands):

	2024	2023	2022
Operating lease cost	$11,333	$10,286	$10,408
Variable lease cost	964	871	580
Short-term lease cost	749	644	468
	$13,046	$11,801	$11,456
The following table presents the weighted-average remaining lease term and discount rate:

	December 31,
	2024	2023
Weighted-average remaining lease term	8.7 years	9.6 years
Weighted-average discount rate	5.9%	5.7%
The following table presents the supplemental lease information (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,412	$11,652	$12,468
Operating lease assets obtained in exchange for lease liabilities	7,373	24,800	7,820
Note 11. Commitments and Contingencies
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
In 2020, LSM received correspondence from ISIN requesting that, within five years, LSM demonstrate the financial capacity to meet its obligations under Italian law to clean and dismantle any contaminated buildings and equipment, as well as to deliver hazardous substances to a national repository. The national repository will be built by the Italian government at a location and time yet to be determined. ISIN subsequently published Technical Guide n. 30, which identifies the technical criteria, and general safety and protection requirements for the design, construction, operation, and dismantling of temporary storage facilities for the hazardous substances.
Although there is no legal obligation to deliver the hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of December 31, 2024 was $36.7 million (€35.4 million), which represents the estimated low end of the range of loss, with an estimated maximum end of the range of loss of $49.2 million (€47.4 million). The estimated liability as of December 31, 2023 was $39.7 million (€35.8 million).
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
There are proceedings relating to the SNIA bankruptcy to which LivaNova is not a party in the Bankruptcy Court of Udine and the Bankruptcy Court of Milan. In 2011, the Bankruptcy Court of Udine held that the Public Administrations were not creditors of either SNIA or its subsidiaries in connection with their claims in the Italian insolvency proceedings. The Public Administrations appealed. In 2016, the Court of Udine rejected the appeal, and the Public Administrations appealed to the Italian Supreme Court. Similarly, in 2014, the Bankruptcy Court of Milan held that the Public Administrations were not creditors of either SNIA or its subsidiaries. The Public Administrations appealed. In April 2022, the Bankruptcy Court of Milan declared the Public Administrations to be a non-privileged creditor of SNIA for up to €454 million, and the Public Administrations appealed to the Italian Supreme Court.
In 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin €292,000 ($303,000 as of December 31, 2024) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal. On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the spin-off of Sorin from SNIA in 2024, an estimated €572.1 million ($593.7 million as of December 31, 2024). LivaNova appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of €453.6 million ($470.7 million as of December 31, 2024). LivaNova appealed the decision on damages in December 2021. On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision has been reached on the appeal to the Italian Supreme Court. This suspension was subject to LivaNova providing a first demand bank guarantee of €270.0 million ($280.2 million as of December 31, 2024) within 30 calendar days, and on March 21, 2022, LivaNova delivered the guarantee, thereby satisfying the condition. For additional information on the financing of the guarantee, refer to “Note 18. Supplemental Financial Information.”
In 2022, in response to one of a number of appeals asserted by LivaNova, the Italian Supreme Court issued an ordinance, a procedural document, whereby the Italian Supreme Court referred a question on interpretation of a European directive on demergers to the ECJ. Specifically, the ordinance asked the ECJ to provide a binding decision as to whether a company resulting from a demerger can be held jointly and severally liable not only for the established liabilities of the demerged company that were articulated at the time of demerger, but also for the environmental liabilities of the demerged company that materialized after the demerger which are derived from actions performed prior to the demerger. On July 29, 2024, the ECJ issued a judgment in response to the ordinance. The ECJ judgment states that a demerged company can be held responsible for liabilities not established prior to a demerger as long as the liabilities derive from the conduct of a demerged company prior to the demerger. The ECJ judgment also states that national law should determine whether liability for damages stemming from conduct after a demerger can be assigned to a demerged company. The Italian Supreme Court is scheduled to hold a public hearing on February 26, 2025. While the Company does not anticipate a decision at the hearing, it expects a decision in response to all of the appeals of LivaNova and counter-appeals submitted by the Public Administrations during the first half of 2025. LivaNova has not recognized a liability in connection with this matter because any potential loss is not currently probable.
Product Liability Litigation
The Company continues to be involved in litigation involving LivaNova’s 3T device. The litigation includes the cases remaining in the MDL, various U.S. state court cases, and claims in jurisdictions outside the United States. As of February 25, 2025, the Company was aware of approximately 60 filed and unfiled claims worldwide. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
During the years ended December 31, 2024, 2023, and 2022, LivaNova recorded an additional liability of $19.7 million, $34.5 million, and $22.3 million, respectively, upon receipt of new information regarding the nature of certain claims. As of December 31, 2024, the provision for these matters was $15.8 million. While the amount accrued represents LivaNova’s best estimate for those worldwide filed and unfiled claims of which LivaNova is aware and believes are both probable and estimable at this time, the actual liability for resolution of these matters may vary from the Company’s provision. For any claims where a potential loss is not determined to be probable, or a potential loss or range of potential loss is not reasonably estimable at this time, a provision has not been recorded.
The following table presents the changes in the litigation provision liability for the years ended December 31, 2024, 2023, and 2022 (in thousands):

As of December 31, 2021	$39,470
Payments	(28,867)
Adjustments (1)	22,309
FX and other	(425)
As of December 31, 2022	32,487
Payments	(53,652)
Adjustments (1)	34,521
FX and other	504
As of December 31, 2023	13,860
Payments	(17,412)
Adjustments (1)	19,687
FX and other	(292)
As of December 31, 2024	15,843
Less: Current portion as of December 31, 2024	12,918
Long-term portion as of December 31, 2024 (2)	$2,925
(1)Adjustments to the litigation provision are included in other operating expenses on the consolidated statements of income (loss).
(2)Included in other long-term liabilities on the consolidated balance sheets.
Italian MedTech Payback Measure
In 2015, the Italian Parliament introduced rules regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a payback measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In August 2022, a decree was published which provided guidance and timetables for the rule. In response, LivaNova filed an appeal at the Administrative Court against the Decree of the Ministry of Health, assessing the amount payable and against the payback law. LivaNova also filed appeals against the regions requesting payments. In August 2023, the Administrative Court upheld LivaNova’s request to suspend the effect of the requests for payment by the regions, pending the decision by the Administrative Court on the merits of the case. In November 2023, the Administrative Court, in a separate matter, asked the Constitutional Court whether the payback law was compliant with the Italian Constitution and pending the decision by the Constitutional Court, all cases brought by medical device companies in this matter were suspended. On July 22, 2024, the Constitutional Court determined that the payback law is compliant with the Italian Constitution and that companies may reduce their payment obligations between 2015-2018 to 48% of the amount originally charged to companies. Based on market and product information, as previously disclosed, and the recent ruling by the Constitutional Court, the amount reserved for this matter was $16.0 million and $8.2 million as of December 31, 2024 and 2023, respectively, and is included in accrued liabilities and other in the consolidated balance sheets. However, the actual liability could vary. Amounts recognized associated with the Italian MedTech payback measure are recorded as a reduction to net revenue in the consolidated statements of income (loss).
Cyber Litigation
In connection with the cybersecurity incident initially reported on November 20, 2023, LivaNova USA was named as a defendant in six putative class action lawsuits filed in the United States District Court for the Southern District of Texas in June and July 2024. Those cases were consolidated in a single action, and the plaintiffs filed against LivaNova USA a consolidated class action complaint, which asserted claims of negligence, breach of contract, and violation of various state consumer protection laws. The plaintiffs sought damages, equitable/injunctive relief, and attorney’s fees, costs, and expenses, among other relief. The parties entered into mediation and have agreed to a settlement, for which the Company recorded an accrual of $1.2 million during the quarter ended September 30, 2024. The settlement has received preliminary approval from the Court, and the Company expects all settlement activities to be completed in 2025.
In addition, HHS’s Office for Civil Rights is investigating the incident pursuant to its authority to enforce the HIPAA rules regarding privacy, security, and breach notification. The Office for Civil Rights issued a request for information regarding the Company’s response to the incident and the Company’s compliance with HIPAA rules, to which the Company responded. The Office for Civil Rights may issue additional requests for information and documentation. In connection with its investigation, the Office for Civil Rights may, among other measures, seek to impose civil monetary penalties against LivaNova and seek to require that the Company implement a corrective action plan.
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

Note 12. Stockholders’ Equity
The following table presents the change in each component of AOCI, net of tax and the reclassifications out of AOCI into net income (loss) for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Change in Unrealized (Loss) Gain on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
As of December 31, 2021	$(945)	$(6,232)	$(7,177)
Other comprehensive loss before reclassifications, before tax	(3,688)	(42,853)	(46,541)
Tax expense	—	—	—
Other comprehensive loss before reclassifications, net of tax	(3,688)	(42,853)	(46,541)
Reclassification of loss from accumulated other comprehensive loss, before tax	5,599	—	5,599
Reclassification of tax expense	—	—	—
Reclassification of loss from accumulated other comprehensive loss, after tax	5,599	—	5,599
Net current-period other comprehensive income (loss), net of tax	1,911	(42,853)	(40,942)
As of December 31, 2022	966	(49,085)	(48,119)
Other comprehensive (loss) income before reclassifications, before tax	(433)	21,202	20,769
Tax expense	—	—	—
Other comprehensive (loss) income before reclassifications, net of tax	(433)	21,202	20,769
Reclassification of gain from accumulated other comprehensive loss, before tax	(533)	—	(533)
Reclassification of tax expense	—	—	—
Reclassification of gain from accumulated other comprehensive loss, after tax	(533)	—	(533)
Net current-period other comprehensive (loss) income, net of tax	(966)	21,202	20,236
As of December 31, 2023	—	(27,883)	(27,883)
Other comprehensive loss before reclassifications, before tax	—	(52,287)	(52,287)
Tax expense	—	—	—
Other comprehensive loss before reclassifications, net of tax	—	(52,287)	(52,287)
Net current-period other comprehensive loss, net of tax	—	(52,287)	(52,287)
As of December 31, 2024	$—	$(80,170)	$(80,170)
(1)Taxes were not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 13. Stock-Based Incentive Plans
Stock-Based Plans
During the year ended December 31, 2024, LivaNova issued stock-based compensatory awards with terms approved by the Compensation and Human Capital Management Committee of LivaNova’s Board of Directors. The awards with service conditions generally vest ratably over four years and are subject to forfeiture unless service conditions are met. The market performance-based awards that were issued cliff vest after three years subject to the rank of LivaNova’s total shareholder return for the three-year period ending December 31, 2026 relative to the total shareholder returns of the S&P Healthcare Equipment Select Industry Index. The adjusted free cash flow and return on invested capital operating performance-based awards that were issued cliff vest after three years subject to the achievement of certain thresholds of cumulative results for the three-year period ending December 31, 2026. Compensation expense related to awards granted during 2024 for the year ended December 31, 2024 was $8.9 million.
Stock-based awards may be granted under the 2015 Plan and the A&R 2022 Plan in the form of stock options, SARs, RSUs, and other stock-based and cash-based awards. As of December 31, 2024, under the 2015 Plan, there were 88,079 shares available for future grants to LivaNova’s non-executive directors and under the A&R 2022 Plan, there were 1,544,717 shares pursuant to stock options or SARs and 960,838 shares pursuant to other types of awards available for future grants to LivaNova’s employees. In June 2024, the Company’s shareholders approved amendments to the 2015 Plan and the A&R 2022 Plan. The 2015 Plan Amendment increased the number of shares that can be issued from 50,000 to 150,000. The A&R 2022 Plan Amendment increased the number of shares that can be issued pursuant to options or SARs from 2,250,000 to 2,950,000, and the number of shares that can be issued pursuant to other types of awards from 1,500,000 to 2,000,000. In 2023, the Company’s shareholders approved the A&R 2022 Plan. The A&R 2022 Plan increases the aggregate number of ordinary shares that can be issued under the 2022 Plan pursuant to options or SARs from 1,900,000 to 2,250,000, and the number of ordinary shares that can be issued pursuant to awards other than options or SARs from 1,200,000 to 1,500,000.
The Company also provides an ESPP.
Stock-Based Compensation Expense
The following table presents the amounts of stock-based compensation expense recognized in LivaNova’s consolidated statements of income (loss), by expense category (in thousands):

	2024	2023	2022
Cost of goods sold	$1,210	$967	$1,455
Selling, general, and administrative	26,349	29,421	35,638
Research and development	6,374	5,964	7,716
Total stock-based compensation expense	33,933	36,352	44,809
Income tax benefit	2,632	1,845	706
Total expense, net of income tax benefit	$31,301	$34,507	$44,103
The following table presents the amounts of stock-based compensation expense recognized in LivaNova’s consolidated statements of income (loss) by type of arrangement (in thousands):

	2024	2023	2022
Service-based RSUs	$17,383	$20,493	$21,563
Service-based SARs	12,650	13,710	14,065
Market performance-based RSUs	1,402	866	4,651
Operating performance-based RSUs	1,323	162	3,338
Employee share purchase plan	1,175	1,121	1,192
	$33,933	$36,352	$44,809
Unrecognized Stock-Based Compensation
The following table presents the amounts of unrecognized stock-based compensation cost related to non-vested awards, including awards issued as of December 31, 2024 (in thousands):

	Unrecognized Stock-based Compensation Cost	Weighted-Average Remaining Vesting Period (in years)
Service-based SARs	$22,593	2.64
Service-based RSUs	25,743	2.60
Performance-based RSUs	4,394	2.07
	$52,730	2.57

Stock Appreciation Rights and Stock Options
LivaNova uses the Black-Scholes option pricing methodology to calculate the grant date fair market value of SARs. The following table lists the assumptions LivaNova utilized as inputs to the Black-Scholes model:

	2024	2023	2022
Dividend yield (1)	—	—	—
Risk-free interest rate (2)	3.4%	3.7%	2.5%
Expected option term - in years (3)	5.3	5.3	5.3
Expected volatility at grant date (4)	43.1%	45.1%	42.2%
(1)LivaNova has not paid dividends, and no future dividends have been approved.
(2)LivaNova uses yield rates on U.S. Treasury securities for a period that approximates the expected term of the awards granted to estimate the risk-free interest rate.
(3)LivaNova estimated the expected term of the awards granted using historic data of actual time elapsed between the date of grant and the exercise or forfeiture of options or SARs for employees.
(4)LivaNova determines the expected volatility of the awards based on historical volatility.
The following tables present the activity for service-based SARs and stock option awards:

SARs and Stock Options	Number of Optioned Shares	Wtd.-Avg. Exercise Price per Share	Wtd.-Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding — as of December 31, 2023	2,954,302	$62.40
Granted	729,482	55.77
Exercised	(236,248)	47.22
Forfeited	(195,958)	51.60
Expired	(206,046)	76.76
Outstanding — as of December 31, 2024	3,045,532	61.70	6.75	$3,577
Fully vested and exercisable — end of year	1,603,643	67.36	5.2	1,727
Fully vested and expected to vest — end of year (2)	2,967,677	61.92	6.69	3,492
(1)The aggregate intrinsic value of SARs and stock options is based on the difference between the fair market value of the underlying stock at December 31, 2024, using the market closing stock price, and the exercise price for awards where the market closing stock price exceeds the exercise price.
(2)Includes the impact of expected future forfeitures.

	2024	2023	2022
Weighted-average grant date fair value of SARs granted during the year (per share)	$26.28	$19.44	$34.13
Aggregate intrinsic value of SARs and stock options exercised during the year (in thousands)	2,828	1,905	2,143
Restricted Stock Units Awards
The following tables present the activity for service-based RSU awards:

Service-based RSUs	Number of Shares	Wtd.-Avg. Grant Date Fair Value
Non-vested shares as of December 31, 2023	782,537	$54.40
Granted	423,081	55.06
Vested	(329,587)	54.17
Forfeited	(113,719)	54.46
Non-vested shares as of December 31, 2024	762,312	54.32

	2024	2023	2022
Weighted-average grant date fair value of service-based RSUs issued during the year (per share)	$55.06	$43.31	$76.35
Aggregate fair value of RSUs that vested during the year (in thousands)	18,119	14,853	22,793
The following tables present the activity for performance-based RSU awards:

Performance-based RSUs	Number of Shares	Wtd.-Avg. Grant Date Fair Value
Non-vested shares as of December 31, 2023	207,020	$66.84
Granted	139,587	64.83
Vested	(79,737)	84.62
Forfeited	(66,508)	52.46
Performance adjustments (1)	24,862	76.86
Non-vested shares as of December 31, 2024	225,224	63.42
(1)Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

	2024	2023	2022
Weighted-average grant date fair value of performance-based RSUs granted during the year (per share)	$64.83	$40.63	$92.53
Aggregate fair value of performance-based RSUs that vested during the year (in thousands)	4,460	3,641	877
Note 14. Employee Retirement Plans
Defined Benefit Plans
LivaNova sponsors several defined benefit pension plans, which include plans in the U.S., Italy, Germany, Japan, and France. The Company maintains a frozen cash balance retirement plan in the U.S. that is a contributory, defined benefit plan designed to provide the benefit in terms of a stated account balance dependent on the employer’s promised interest-crediting rate. In Italy and France, LivaNova maintains a severance pay defined benefit plan that obligates the employer to pay a severance payment in case of resignation, dismissal, or retirement. In other jurisdictions, LivaNova sponsors non-contributory, defined benefit plans designated to provide guaranteed minimum retirement benefits to eligible employees.
Risks Related to Defined Benefit Plans
The defined benefit plans expose LivaNova to various demographic and economic risks such as longevity risk, investment risks, currency and interest rate risks, and in some cases inflation risk. Pension fund Trustees are responsible for and have full discretion over the investment strategy of the plan assets. In general, Trustees manage pension fund risks by diversifying the investments of plan assets and in some cases by matching the interest rate risk of liabilities in whole or in part.
The Company has an active de-risking strategy in which it consistently looks for opportunities to reduce the risks associated with its defined benefit plans. The plans are governed by Trustees who have a legal obligation to evenly balance the interests of all stakeholders and operate under the local regulatory framework.

The following table presents the change in benefit obligations and funded status of LivaNova’s U.S. pension benefits (in thousands):

	U.S. Pension Benefits
	2024	2023	2022
Accumulated benefit obligations at year-end	$7,944	$9,222	$9,790
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,222	$9,790	$12,578
Interest cost	347	409	254
Plan settlement	(326)	(245)	(1,369)
Actuarial gain	(976)	(416)	(1,361)
Benefits paid	(323)	(316)	(312)
Projected benefit obligation at end of year	$7,944	$9,222	$9,790
Change in plan assets:
Fair value of plan assets at beginning of year	$6,671	$5,516	$8,020
Actual return on plan assets	352	598	(1,189)
Employer contributions	1,549	1,118	367
Plan settlement	(326)	(245)	(1,369)
Benefits paid	(323)	(316)	(313)
Fair value of plan assets at end of year	$7,923	$6,671	$5,516
Funded status at end of year:
Fair value of plan assets	$7,923	$6,671	$5,516
Projected benefit obligations	7,944	9,222	9,790
Underfunded status of the plan	$21	$2,551	$4,274
Recognized liability	$21	$2,551	$4,274
Amounts recognized on the consolidated balance sheets consist of:
Non-current liabilities	$21	$2,551	$4,274
Recognized liability	$21	$2,551	$4,274

The following table presents the change in benefit obligations and funded status of LivaNova’s non-U.S. pension benefits (in thousands):

	Non-U.S. Pension Benefits
	2024	2023	2022
Accumulated benefit obligations at year-end	$7,215	$8,099	$8,248
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$8,260	$8,532	$10,817
Service cost	225	239	259
Interest cost	205	239	83
Actuarial (gain)/loss	(208)	86	(831)
Benefits paid	(316)	(972)	(1,060)
Foreign currency exchange rate changes and other	(572)	136	(736)
Projected benefit obligation at end of year	$7,594	$8,260	$8,532
Change in plan assets:
Fair value of plan assets at beginning of year	$3,290	$3,232	$3,142
Actual return on plan assets	(20)	(78)	(80)
Employer contributions	—	263	265
Benefits paid	(78)	(26)	(37)
Foreign currency exchange rate changes and other	(176)	(101)	(58)
Fair value of plan assets at end of year	$3,016	$3,290	$3,232
Funded status at end of year:
Fair value of plan assets	$3,016	$3,290	$3,232
Projected benefit obligations	7,594	8,260	8,532
Underfunded status of the plans (1)	$4,578	$4,970	$5,300
Recognized liability	$5,682	$6,367	$5,300
Amounts recognized on the consolidated balance sheets consist of:
Non-current liabilities	$5,682	$6,367	$5,300
Recognized liability	$5,682	$6,367	$5,300
(1)In certain non-U.S. countries, fully funding pension plans is not a common practice. Consequently, certain pension plans have been partially funded.
The following tables present U.S. and non-U.S. net periodic benefit cost of LivaNova’s defined benefit pension plans by component (in thousands):

	U.S. Pension Benefits
	2024	2023	2022
Interest cost	$347	$409	$254
Expected return on plan assets	(289)	(209)	(298)
Settlement and curtailment loss	—	—	731
Amortization of net actuarial loss	148	233	262
	$206	$433	$949

	Non-U.S. Pension Benefits
	2024	2023	2022
Service cost	$225	$239	$259
Interest cost	205	239	83
Expected return on plan assets	20	78	80
Amortization of net actuarial (gain) loss	(208)	86	(831)
	$242	$642	$(409)

The following tables present the major actuarial assumptions used in determining the benefit obligations and net periodic benefit costs for LivaNova’s significant U.S. and non-U.S. defined benefit plans:

	U.S. Pension Benefits
	December 31,
	2024	2023
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.41%	4.93%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.93%	5.10%
Expected return on plan assets	5.00%	5.00%

	Non-U.S. Pension Benefits
	December 31,
	2024			2023
Weighted-average assumptions used to determine benefit obligation:
Discount rate	1.01%	-	3.40%	0.96%	-	3.20%
Rate of compensation increase	2.50%	-	3.50%	2.50%	-	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	1.01%	-	3.40%	0.96%	-	3.20%
Rate of compensation increase	3.00%	-	3.50%	3.38%	-	3.50%
To determine the discount rate for LivaNova’s U.S. benefit plan, the Company used the FTSE Above Median Pension Discount Curve. For the discount rate used for non-U.S. benefit plans, LivaNova considers local market expectations of long-term returns, primarily utilizing the iBoxx Corporate Index Bond rating AA, duration higher than 10 years. The resulting discount rates are consistent with the duration of plan liabilities.
The expected long-term rate of return on plan assets assumption for LivaNova’s U.S. defined benefit plan was derived from a study conducted by the Company’s investment managers. The study includes a review of the anticipated future long-term performance of individual asset classes and considers the appropriate asset allocation strategy, given the anticipated funding requirements of the plan, to determine the average rate of earnings expected on the funds invested.
Retirement Benefit Plan Investment Strategy
In the U.S., LivaNova has an account that holds the defined benefit frozen balance pension plan assets. The Plan Committee sets investment guidelines for the U.S. pension plan. Plan assets in the U.S. are invested in accordance with sound investment practices that emphasize long-term fundamentals. The investment objective for the plan assets in the U.S. is to achieve a positive rate of return that would be expected to close the current funding deficit and enable LivaNova to terminate the frozen pension plan at a reasonable cost. The Plan Committee also oversees the investment allocation process, selects the investment managers, and monitors asset performance. The plan investments consist of a diversified portfolio of fixed income and equity index funds. Securities are also diversified in terms of investment location (domestic and international), tenor (short- and long-term securities), investment objective (growth and value), and size of market.
Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is a significant variation in asset allocation policy from country to country. Local regulations, local funding rules, and local financial and tax considerations influence the funding and investment allocation process in each country.
The following table presents LivaNova’s U.S. and Non-U.S. pension plan target allocations by asset category:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	December 31,		December 31,
	2024	2023	2024	2023
Equity securities	29%	29%	1%	1%
Debt securities	70%	70%	81%	79%
Other	1%	1%	18%	20%

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
The following tables present information by level for the U.S. retirement benefit plan assets that are measured at fair value on a recurring basis (in thousands):

	December 31, 2024	Fair Value Measurement Using Inputs Considered as:
		Level 1	Level 2	Level 3
Equity mutual funds	$2,169	$—	$2,169	$—
Fixed income mutual funds	5,333	—	5,333	—
Money market funds and cash	78	78	—	—
	$7,580	$78	$7,502	$—

	December 31, 2023	Fair Value Measurement Using Inputs Considered as:
		Level 1	Level 2	Level 3
Equity mutual funds	$1,882	$—	$1,882	$—
Fixed income mutual funds	4,571	—	4,571	—
Money market funds	85	85	—	—
	$6,538	$85	$6,453	$—
The following tables present information by level for the Non-U.S. retirement benefit plan assets that are measured at fair value on a recurring basis (in thousands):

	December 31, 2024	Fair Value Measurement Using Inputs Considered as:
		Level 1	Level 2	Level 3
Equity mutual funds	$24	$—	$24	$—
Fixed income mutual funds	1,566	—	1,566	—
Money market funds and cash	332	332	—	—
	$1,922	$332	$1,590	$—

	December 31, 2023	Fair Value Measurement Using Inputs Considered as:
		Level 1	Level 2	Level 3
Equity mutual funds	$23	$—	$23	$—
Fixed income mutual funds	1,530	—	1,530	—
Money market funds	378	378	—	—
	$1,931	$378	$1,553	$—
Refer to “Note 2. Basis of Presentation, Use of Accounting Estimates, and Significant Accounting Policies” for discussion of the fair value measurement terms of Levels 1, 2, and 3.
Defined Benefit Retirement Funding
LivaNova makes the minimum required contribution to fund the U.S. pension plan as determined by the Moving Ahead for Progress in the 21st Century Act and the Highway and Transportation Funding Act of 2014. The Company contributed $1.5 million, $1.4 million, and $0.6 million to the pension plans (U.S. and non-U.S.) during the years ended December 31, 2024,

2023, and 2022, respectively. LivaNova anticipates the Company will make contributions to the U.S. pension plan of $0.1 million during the year ended December 31, 2025.
The following table presents benefit payments expected to be paid, including amounts to be paid from LivaNova’s assets, and reflecting expected future service, as of December 31, 2024 (in thousands):

	U.S. Plans	Non-U.S. Plans
2025	$3,042	$443
2026	839	451
2027	636	477
2028	486	402
2029	502	499
2030 - 2034	1,861	3,839
Defined Contribution Plans
LivaNova sponsors defined contribution plans in the U.S., including the Cyberonics Employee Retirement Savings Plan, which qualifies under Section 401(k) of the IRC, covering U.S. employees, and the Cyberonics Non-Qualified Deferred Compensation Plan, covering certain U.S. middle and senior management. In addition, LivaNova sponsors the Belgium Defined Contribution Pension Plan for Cyberonics’ Belgium employees. LivaNova incurred expenses for the Company’s defined contribution plans of $9.6 million, $11.1 million, and $9.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 15. Income Taxes
Income (Loss) Before Income Tax and Income Tax Expense (Benefit)
The following table presents the U.S. and non-U.S. components of income (loss) before income tax and LivaNova’s income tax expense (benefit) (in thousands):

	2024	2023	2022
Income (loss) before income tax:
UK and Non-U.S.	$86,886	$60,799	$22,570
U.S.	1,424	(142,025)	(97,712)
	$88,310	$(81,226)	$(75,142)
Income tax expense (benefit):
Current:
UK and Non-U.S.	$13,851	$10,954	$4,782
U.S.	4,412	4,598	4,860
	18,263	15,552	9,642
Deferred:
UK and Non-U.S.	5,987	(114,428)	1,409
U.S.	808	—	—
	6,795	(114,428)	1,409
	$25,058	$(98,876)	$11,051
Effective Income Tax Rate Reconciliation
LivaNova PLC is resident in the UK for tax purposes. LivaNova’s subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries, and the income tax rates imposed in the tax jurisdictions in which LivaNova’s subsidiaries conduct operations vary. As a result of the changes in the overall level of the Company’s income, the earnings mix in various jurisdictions, and the changes in tax laws, LivaNova’s consolidated effective income tax rate may vary from one reporting period to another.
LivaNova is subject to income taxes as well as non-income-based taxes in the U.S., the UK, the EU, and various other jurisdictions. LivaNova continues to monitor the adoption of Pillar Two by the taxing jurisdictions in which it operates. The UK has enacted legislation providing for a minimum effective tax rate of 15% through a multinational top-up tax and a domestic top-up tax for accounting periods beginning on or after December 31, 2023. Since LivaNova does not have significant operations in jurisdictions with tax rates below 15%, the multinational top-up tax and domestic top-up taxes under Pillar Two do not have a material impact on the effective rate for 2024. LivaNova will continue to monitor legislative developments and related guidance in the UK and other jurisdictions that may impact LivaNova’s operations.
The following table presents a reconciliation of the statutory income tax rate to LivaNova’s effective income tax rate expressed as a percentage of income (loss) before income tax:

	2024	2023	2022
Statutory tax rate at UK Rate	25.0%	23.5%	19.0%
Interest	9.5	—	—
Deferred tax valuation allowance	(7.7)	100.5	(18.8)
Research and development tax credits	(4.1)	0.3	1.2
Subsidiary investments and impairments	1.9	(3.1)	(27.6)
Foreign tax withholding and credits	1.2	—	—
Foreign tax rate differential	1.1	5.2	10.6
U.S. state and local tax expense, net of federal benefit	0.9	(3.5)	(1.4)
Reserve for uncertain tax positions	0.7	—	—
Disallowable professional fees	0.6	(2.6)	(0.4)
Compensation related items	(0.4)	1.4	(0.1)
Effect of changes in tax rate	—	1.2	6.2
Base erosion anti-abuse tax	—	—	(2.9)
Other, net	(0.3)	(1.2)	(0.5)
Effective tax rate	28.4%	121.7%	(14.7)%
Deferred Income Tax Assets and Liabilities
The following table presents the significant components of LivaNova’s deferred tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$114,678	$130,097
Interest expense carryforward	93,072	87,308
Accruals and reserves	31,284	33,911
Capitalized/Deferred R&D	30,819	26,744
Tax credit carryforwards	27,801	39,732
Deferred compensation	15,428	16,565
Inventories	10,698	13,584
Other	1,012	3,970
Gross deferred tax assets	324,792	351,911
Valuation allowance	(158,823)	(182,464)
Net deferred tax assets	165,969	169,447
Deferred tax liabilities:
Property, equipment, and intangible assets	(58,350)	(61,511)
Other	(6,679)	(645)
Gross deferred tax liabilities:	(65,029)	(62,156)
Net deferred tax assets	$100,940	$107,291
Net deferred tax assets and liabilities, as reported on the consolidated balance sheets as (after valuation allowance and jurisdictional netting):
Net deferred tax assets	$111,855	$118,858
Net deferred tax liabilities	(10,915)	(11,567)
Net deferred tax assets	$100,940	$107,291

LivaNova reviews the realizability of its deferred tax assets by jurisdictions at each balance sheet date by weighing the positive and negative evidence including cumulative losses and impacts of transactions or other events. As of December 31, 2024 and 2023, LivaNova had valuation allowances against deferred tax assets of $158.8 million and $182.5 million, respectively. These valuation allowances were primarily related to continuing operations and are a result of significant negative evidence in the form of cumulative losses in certain jurisdictions. The decrease in valuation allowance primarily relates to the release of valuation allowances in Italy of $13.0 million for 2024 and in the UK of $110.8 million for 2023, partially offset by continued valuation allowance accruals in the U.S., Brazil and other countries. Any changes to the realizability of the deferred tax assets due to transactions and other events in 2025 will be accounted for during the quarter in which they occur.
The following table presents a reconciliation of the beginning and ending balances of LivaNova’s deferred tax asset valuation allowances (in thousands):

	2024	2023	2022
Balance at beginning of year	$182,464	$264,754	$244,978
Additions	99	38,278	24,896
Deductions	(23,740)	(120,568)	(5,120)
Balance at end of year	$158,823	$182,464	$264,754
The following table presents NOL and tax credit carryforwards as of December 31, 2024, which can be used to reduce LivaNova’s income tax payable in future years (in thousands):

Region	Gross Amount	Tax Benefit	Amount with No Expiration	Amount with Expiration	Carryforward Period
UK NOL	$384,514	$96,128	$96,128	$—	Unlimited
U.S. State NOL	106,042	7,925	2,813	5,112	2025	-	2044
U.S. Federal NOL	29,563	6,208	—	6,208	2028	-	2034
Other regions NOL	14,509	4,211	4,183	28	2042	-	2042
Asia NOL	848	206	120	86	2025	-	2034
U.S. foreign tax credits	—	15,850	—	15,850	2025	-	2030
U.S. State research & development tax credits	—	6,757	1,361	5,396	2031	-	2043
U.S. tax credits	—	4,116	—	4,116	2039	-	2044
Other non-U.S. tax credits	—	1,078	197	881	2025	-	2034
	$535,476	$142,479	$104,802	$37,677
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries as of December 31, 2024 because it is LivaNova’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, LivaNova may be liable for income taxes and withholding taxes. As of December 31, 2024, it was not practicable to determine the exact amount of the deferred tax liability related to those investments.
Uncertain Income Tax Positions
LivaNova operates in multiple jurisdictions with complex legal and tax regulatory environments, and the Company’s tax returns are periodically audited or subjected to review by tax authorities. LivaNova monitors tax law changes and the potential impact on its results of operations. Tax authorities may disagree with certain positions LivaNova has taken and assess additional taxes. LivaNova regularly assesses the likely outcomes of the Company’s tax positions in order to determine the appropriateness of its reserves for uncertain tax positions. However, there can be no assurance that LivaNova will accurately predict the outcome of these audits, and the actual outcome of an audit could have a material impact on LivaNova’s consolidated results of income, financial position, or cash flows.

The following table presents a reconciliation of LivaNova’s total gross unrecognized tax benefit (in thousands):

	2024	2023	2022
Gross Balance at beginning of year	$5,406	$1,640	$1,741
Additions for tax positions related to prior years	9,460	—	—
Additions for tax positions related to current year	915	—	—
Tax positions related to prior years for settlement with tax authorities	(143)	5,406	—
Impact of foreign currency exchange rates	(417)	58	(101)
Tax positions related to prior years for lapses of statute of limitations	—	(1,698)	—
Gross Balance at end of year	$15,221	$5,406	$1,640
The following table presents the components of LivaNova’s total gross unrecognized tax benefit (in thousands):

	December 31,
	2024	2023
Recorded as liability	$1,073	$551
Reduction to deferred tax assets - impacting effective tax rate	4,786	—
Reduction to deferred tax assets with valuation allowance	9,362	4,855
	$15,221	$5,406
LivaNova currently has tax audits in progress with a number of tax authorities. It is reasonably possible that in the next twelve months the balance of gross unrecognized tax benefit will decrease up to $9.4 million resulting from settlements with tax authorities or the expiration of statutes of limitations.
Accrued interest and penalties totaled $0.1 million, $0.7 million, and $0.3 million as of December 31, 2024, 2023, and 2022, respectively, and were included in other long-term liabilities on LivaNova’s consolidated balance sheets. LivaNova records accrued interest and penalties related to unrecognized tax benefits in interest expense and foreign exchange and other income/(expense), respectively, on LivaNova’s consolidated statements of income (loss).
The major jurisdictions where LivaNova is subject to income tax examinations as of December 31, 2024 were as follows:

Jurisdiction	Earliest Year Open
Italy	2019
Germany	2019
U.S. - federal and state	2020
England and Wales	2020
Canada	2020
Note 16. Earnings Per Share
The following table presents the basic and diluted earnings per share:

	2024	2023	2022
Basic income (loss) per share	$1.17	$0.33	$(1.61)
Diluted income (loss) per share	1.16	0.32	(1.61)

The following table presents the reconciliations of net income (loss) and weighted-average shares outstanding used in the calculations of basic and diluted earnings per share (in thousands):

	2024	2023	2022
Numerator: (1)
Net income (loss) - basic and diluted	$63,234	$17,546	$(86,246)

Denominator: (1)
Weighted-average shares outstanding - basic	54,240	53,939	53,472
Add: Dilutive effect of share-based compensation and convertible debt instruments (2)	334	273	—
Weighted-average shares outstanding - diluted	54,574	54,212	53,472
(1)For the year ended December 31, 2024, the 2029 Notes were outstanding and potentially dilutive securities, but were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2)Excluded from the computation of diluted earnings per share for the years ended December 31, 2024, 2023, and 2022 were shares for stock options, SARs, and RSUs totaling 2.8 million, 3.0 million, and 3.9 million, respectively, because to include them would have been anti-dilutive under the treasury stock method.
Note 17. Geographic and Segment Information
Segment Information
LivaNova identifies operating segments based on how it manages, evaluates, and internally reports its business activities to allocate resources, develop, and execute its strategy and assess performance. Prior to 2024, LivaNova operated through three segments: Cardiopulmonary, Neuromodulation, and ACS. During the first quarter of 2024, the Company reorganized its operating and reporting structure upon initiating the 2024 Restructuring Plan. This involved transitioning all ACS standalone cannulae and accessories, including ProtekDuo and transseptal (TandemHeart) cannulae, into its Cardiopulmonary segment. Operations for other ACS products, including LifeSPARC and Hemolung systems, were discontinued in 2024. For additional information, refer to “Note 4. Restructuring.” This restructuring, along with changes in how the Company’s CODM regularly reviews information, allocates resources, and assesses performance, resulted in modifications to LivaNova’s reportable segments. Specifically, LivaNova’s former ACS segment is now included in “Other,” excluding the ACS standalone cannulae and accessories business, which is now included in the Cardiopulmonary reportable segment. As a result, LivaNova now has two reportable segments: Cardiopulmonary and Neuromodulation. The segment financial information presented herein reflects these changes for all periods presented.
LivaNova’s Cardiopulmonary segment is engaged in the design, development, manufacture, marketing, and sale of cardiopulmonary products, including HLMs, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae, and other related accessories.
LivaNova’s Neuromodulation segment is engaged in the design, development, manufacture, marketing, and sale of devices that deliver neuromodulation therapy for treating DRE and DTD. Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. It also includes the development and management of clinical testing of LivaNova’s aura6000 System for treating OSA. LivaNova’s Neuromodulation segment also includes costs associated with the Company’s former heart failure program, which the Company wound down during 2023.

LivaNova operates under three geographic regions: U.S., Europe, and Rest of World. The following table presents net revenue by operating segment and geographic region (in thousands):

	2024	2023	2022
Cardiopulmonary
United States	$242,463	$202,358	$171,632
Europe (1)	168,024	157,414	128,545
Rest of World (1)	273,025	244,340	214,021
	683,512	604,112	514,198
Neuromodulation
United States	441,022	407,493	374,542
Europe (1)	54,899	57,435	50,291
Rest of World (1)	58,302	54,782	52,160
	554,223	519,710	476,993
Other Revenue (2)	15,702	29,723	30,614
Totals (3) (4)
United States	695,083	635,044	571,558
Europe (1)	220,032	214,792	178,802
Rest of World (1)	338,322	303,709	271,445
	$1,253,437	$1,153,545	$1,021,805
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other Revenue” includes revenue from the Company’s former ACS reportable segment, as discussed above, as well as rental and site services income not allocated to segments.
(3)Net revenue to external customers includes $48.9 million, $41.5 million, and $32.3 million in the UK, LivaNova’s country of domicile, for the years ended December 31, 2024, 2023, and 2022, respectively.
(4)No single customer represented over 10% of the Company’s consolidated net revenue. No country’s net revenue exceeded 10% of the Company’s consolidated revenue except for the U.S.
LivaNova defines segment income as operating income before restructuring expense, amortization of intangible assets, the Saluggia site provision, merger and integration expense, and other income and expense not allocated to segments. Other income and expense not allocated to segments primarily includes corporate expense, rental income, and the results of LivaNova’s former ACS reportable segment, as discussed above. LivaNova’s CODM is the Company’s CEO, who is regularly provided the results comprising segment income to make strategic business decisions, including, but not limited to, evaluation of the Company’s business portfolio, R&D investment decisions, and consideration of the Company’s organizational structure.
The following table presents a reconciliation of segment income to consolidated income (loss) before tax (in thousands):

	2024	2023	2022
Cardiopulmonary	$76,848	$26,407	$17,106
Neuromodulation	195,309	153,384	172,775
Segment income	272,157	179,791	189,881
Other income/(expense)	(143,106)	(248,289)	(266,633)
Operating income (loss)	129,051	(68,498)	(76,752)
Interest expense (1)	(63,070)	(58,853)	(48,250)
Loss on debt extinguishment	(25,482)	—	—
Foreign exchange and other income/(expense)	47,811	46,125	49,860
Income (loss) before tax	$88,310	$(81,226)	$(75,142)
(1)Interest expense includes contractual interest expense associated with LivaNova’s short- and long-term financing arrangements and the amortization of debt discount and issuance costs of $21.6 million, $19.1 million, and $21.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The following table presents the components of segment income, including significant expenses, of LivaNova’s reportable segments (in thousands):

	Cardiopulmonary			Neuromodulation
	2024	2023	2022	2024	2023	2022
Net revenue	$683,512	$604,112	$514,198	$554,223	$519,710	$476,993
Less:
Cost of sales	316,937	290,929	251,858	50,236	50,213	31,618
Selling, general, and administrative	217,136	207,001	168,601	187,649	175,273	158,977
Research and development	52,904	45,255	42,112	121,029	140,840	113,623
3T litigation provision	19,687	34,520	34,521	—	—	—
	$76,848	$26,407	$17,106	$195,309	$153,384	$172,775
The following table presents assets by reportable segment (in thousands):

	December 31,
	2024	2023
Cardiopulmonary	$900,672	$961,976
Neuromodulation	640,956	647,391
Other assets (1)	964,761	820,196
	$2,506,389	$2,429,563
(1)“Other assets” primarily include corporate assets not allocated to segments.
The following table presents capital expenditures by segment (in thousands):

	2024	2023	2022
Cardiopulmonary	$28,089	$22,367	$13,828
Neuromodulation	4,244	1,201	369
Other capital expenditures (1)	17,621	11,539	12,395
	$49,954	$35,107	$26,592
(1)“Other capital expenditures” primarily includes corporate capital expenditures not allocated to segments and capital expenditures of LivaNova’s former ACS reportable segment.
Geographic Information
The following table presents property, plant, and equipment, net (1) by geographic region (in thousands):

	December 31,
	2024	2023
United States	$65,170	$62,701
Europe	94,394	85,606
Rest of World	10,696	5,874
	$170,260	$154,181
(1)No country’s property, plant and equipment, net exceeded 10% of LivaNova’s consolidated property, plant and equipment, net except for the U.S. and Italy. Italian plant, property and equipment, net included within Europe was $73.7 million and $69.9 million as of December 31, 2024 and 2023, respectively.

Note 18. Supplemental Financial Information
The following table presents the components of inventories (in thousands):

	December 31,
	2024	2023
Raw materials	$71,949	$81,878
Work-in-process	12,322	12,901
Finished goods	63,295	53,108
	$147,566	$147,887
As of December 31, 2024 and 2023, inventories included adjustments totaling $16.4 million and $24.4 million, respectively, to record balances at lower of cost or net realizable value.
The following table presents the components of property, plant, and equipment, net (in thousands):

	December 31,
	2024	2023	Lives in Years
Land	$12,097	$14,902
Building and building improvements	87,741	84,543	2	-	36
Equipment, software, furniture, and fixtures	242,947	233,337	3	-	20
Other	6,208	6,690	5	-	7
Capital investment in process	28,020	10,745
Total gross property, plant, and equipment	377,013	350,217
Accumulated depreciation	(206,753)	(196,036)
	$170,260	$154,181
The following table presents the components of accrued liabilities and other (in thousands):

	December 31,
	2024	2023
Legal and professional costs	$17,379	$17,794
Italian MedTech payback measure	15,981	8,223
Contract liabilities	10,848	10,725
Interest payable	9,479	7,840
Operating lease liabilities (1)	9,040	8,362
Provisions for agents, returns, and other	6,744	4,464
Research and development costs	6,167	2,462
Royalty accrual	4,466	4,441
Current derivative liabilities (2)	2,915	3,883
Restructuring liabilities (3)	2,003	911
Contingent consideration	—	13,750
Other accrued expenses	33,463	24,446
	$118,485	$107,301
(1)Refer to “Note 10. Leases.”
(2)Refer to “Note 7. Derivatives and Risk Management.”
(3)Refer to “Note 4. Restructuring.”

The following table presents the items included within foreign exchange and other income/(expense) on the consolidated statements of income (loss) for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Embedded derivative fair value adjustment (2025 Notes) (1)	$5,739	$40,106	$96,025
Embedded derivative fair value adjustment (2029 Notes) (1)	35,638	—	—
Capped call fair value adjustment (2025 Notes) (1)	(13,348)	(15,897)	(52,236)
Capped call fair value adjustment (2029 Notes) (1)	(7,902)	—	—
Interest income	30,075	22,012	4,697
Investment revaluation - Ceribell, Inc. (2)	7,144	—	—
Impairment of investment - ShiraTronics, Inc. (2)	(5,750)	—	—
FX fluctuations	(4,881)	(705)	378
Dividend income	82	1,540	305
Other	1,014	(931)	691
	$47,811	$46,125	$49,860
(1)Refer to “Note 8. Fair Value Measurements.”
(2)Refer to “Note 6. Investments.”
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of the amounts shown on the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$428,858	$266,504
Restricted cash (1)	294,698	311,368
	$723,556	$577,872
(1)Restricted cash represents funds held as collateral for the SNIA Litigation Guarantee. Refer to “Note 11. Commitments and Contingencies.”
Note 19. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
The following table presents a description of LivaNova’s adoption of a new ASU issued by the FASB and the impact of the adoption on the Company’s consolidated financial statements:

Issue Date & Standard	Description	Adoption	Assessment
November 2023 ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU expands public entities’ reportable segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, the amount and description of other segment items, and the title and position of the Company’s CODM, as well as an explanation of how the CODM uses the Company’s reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources.	Annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis.	There was no material impact to LivaNova’s reportable segment disclosures as a result of adopting this ASU.

Future Adoption of New Accounting Pronouncements
The following table presents a description of future adoptions of new ASUs issued by the FASB that may have an impact on LivaNova’s consolidated financial statements when adopted:

Issue Date & Standard	Description	Adoption	Assessment
December 2023 ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU expands annual income tax disclosures primarily related to the rate reconciliation and income taxes paid.	This ASU will be effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption and retrospective application permitted.	LivaNova is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.
November 2024 ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires disclosure in the notes to financial statements of additional information disaggregating specific expense categories underlying certain income statement expense line items, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses.	This ASU will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. This ASU may be applied on either a prospective or retrospective basis, with early adoption permitted.	LivaNova is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.