Form 10-Q
period 2025-03-31
LivaNova PLC
filed 2025-05-07
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Class	Outstanding at April 30, 2025
Ordinary Shares - £1.00 par value per share	54,525,691

LIVANOVA PLC

DEFINITIONS
In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, the following terms and abbreviations have the meanings listed below. “LivaNova” and the “Company” refer to LivaNova PLC and its consolidated subsidiaries.

Abbreviation	Definition
2021 First Lien Credit Agreement	First Lien Credit Agreement between LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, entered into on August 13, 2021
2024 Form 10-K	LivaNova PLC’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025
2024 Restructuring Plan	A plan, initiated during the first quarter of 2024, to enhance LivaNova’s focus on its core Cardiopulmonary and Neuromodulation segments
2025 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2025 Notes	$287.5 million aggregate principal amount 3.00% unsecured cash exchangeable senior notes due 2025 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova USA on June 17, 2020
2029 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2029 Notes	$345.0 million aggregate principal amount 2.50% unsecured convertible senior notes due 2029 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova PLC on March 8, 2024
ACS	Advanced Circulatory Support
AHI	Apnea-hypopnea index
ALung	ALung Technologies, Inc.
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Barclays	Barclays Bank Ireland PLC
Capped Call Transactions	The 2025 Capped Calls and the 2029 Capped Calls
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CMS	The U.S. Centers for Medicare & Medicaid Services
Court of Appeal	Court of Appeal in Milan
Delayed Draw Term Facility	$50.0 million delayed draw term facility under the 2021 First Lien Credit Agreement resulting from the Incremental Facility Amendment No. 2
DRE	Drug-resistant epilepsy
DTD	Difficult-to-treat depression
ECJ	European Court of Justice
Embedded Derivatives	The bifurcated embedded derivatives associated with the 2025 Notes and 2029 Notes, collectively
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FX	Foreign currency exchange rate
HLM	Heart-lung machine
ImThera	ImThera Medical, Inc., acquired by LivaNova in 2018, a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea
Incremental Facility Amendment No. 2	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated July 6, 2022
Initial Term Facility	$300.0 million term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
ISIN	National Inspectorate for Nuclear Safety and Radiation Protection, a sub-body of the Italian Ministry of Economic Development
LivaNova PLC	A public limited company organized under the laws of England and Wales on February 20, 2015

Abbreviation	Definition
LivaNova USA	LivaNova USA, Inc.
LSM	LivaNova Site Management S.r.l.
MDL	Federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania
MedTech	Medical technology
Nasdaq	Nasdaq Global Select Market
ODI	Oxygen desaturation index
Option Counterparties	Certain financial institutions with whom LivaNova USA or LivaNova PLC, as applicable, has entered into the 2025 Capped Calls and 2029 Capped Calls
OSA	Obstructive sleep apnea
OSPREY clinical trial	LivaNova’s clinical trial, “Treating Obstructive Sleep Apnea using Targeted Hypoglossal Neurostimulation”
Pillar Two	Organisation for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (Pillar Two)
Public Administrations	The Italian Ministry of the Environment and other Italian government agencies
R&D	Research and development
Report	This Quarterly Report on Form 10-Q
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SNIA	SNIA S.p.A.
SNIA Litigation Guarantee	A first demand bank guarantee of €270.0 million in connection with the SNIA environmental litigation
Sorin	Sorin S.p.A.
Term Facilities	The Initial Term Facility, together with the Delayed Draw Term Facility
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
UK	United Kingdom
USD	U.S. dollar
VNS Therapy	LivaNova Vagus Nerve Stimulation Therapy

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Report, other than statements of historical or current fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events, and involve known and unknown risks that are difficult to predict. As a result, the Company’s actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. Generally, forward-looking statements can be identified by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties, and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report, and include, but are not limited to, the following risks and uncertainties: volatility in the global market and worldwide economic conditions, including as caused by the invasion of Ukraine, the evolving instability in the Middle East, inflation, changing interest rates, foreign exchange fluctuations, and changes to existing trade agreements and relationships between the U.S. and other countries, including the implementation of tariffs, trade restrictions, and sanctions; adverse changes in export and import costs and other trade restrictions as well as uncertainty over global tariffs; risks relating to supply chain pressures; cybersecurity incidents or other disruptions to the Company’s information technology systems or those of third parties with which the Company interacts; costs of complying with privacy and security of personal information requirements and laws; changes in technology, including the development of superior or alternative technology or devices by competitors and/or competition from providers of alternative medical therapies; failure of R&D investments or investment collaborations to be successful; failure to maintain appropriate working relationships with healthcare professionals to aid in the continuing development of products; the risk of quality issues and the impacts thereof; risks relating to recalls, replacement of inventory, enforcement actions, or product liability claims; failure to comply with, or changes in, laws, regulations, or administrative practices affecting government regulation of the Company’s products; failure to retain key personnel, succession plan, and negotiate with local works councils; failure to obtain approvals or reimbursement in relation to the Company’s products; unfavorable results from clinical studies or failure to meet milestones; pending or existing climate change; global healthcare policy changes that may lead to restricted access and pricing as well as payback requirements and limited reimbursement; changes or reduction in reimbursement for the Company’s products or failure to comply with rules relating to reimbursement of healthcare goods and services; failure to comply with rules relating to healthcare goods and services as well as anti-bribery laws; product liability, intellectual property, shareholder-related, environmental-related, income tax, and other litigation, disputes, losses, and costs, including in the case of the Company’s 3T Heater-Cooler litigation; risks associated with environmental laws and regulations as well as environmental liabilities, violations, and litigation, including in the case of Saluggia and SNIA; failure to protect the Company’s proprietary intellectual property; risks relating to the Company’s indebtedness; failure of divestitures and/or new acquisitions to further the Company’s strategic objectives or strengthen the Company’s existing businesses; the potential for impairments of intangible assets, goodwill, and other long-lived assets; changes in tax laws and regulations, including exposure to additional income tax liabilities; effectiveness of the Company’s internal controls over financial reporting; changes in the Company’s profitability and/or failure to manage costs and expenses; fluctuations in future quarterly operating results and/or variations in revenue and operating expenses relative to estimates; and other unknown or unpredictable factors that could harm the Company’s financial performance.
Other factors that could cause LivaNova’s actual results to differ from projected results are described in: (1) “Part II, Item 1A. Risk Factors” and elsewhere in this and the Company’s other Quarterly Reports on Form 10-Q, (2) the Company’s 2024 Form 10-K, (3) the Company’s reports and registration statements filed with and furnished from time to time to the SEC, and (4) other announcements LivaNova makes from time to time.
Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. Operating results for the three months ended March 31, 2025 are not necessarily indicative of future results, including the full fiscal year. Please also refer to the Company’s “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in LivaNova’s 2024 Form 10-K and in the Company’s Quarterly Reports on Form 10-Q.
FINANCIAL INFORMATION AND CURRENCY OF FINANCIAL STATEMENTS
All of the financial information included in this Report has been prepared in accordance with U.S. GAAP. The reporting currency of the Company’s condensed consolidated financial statements is USD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net revenue	$316,855	$294,912
Cost of sales	96,080	87,522
Gross profit	220,775	207,390
Operating expenses:
Selling, general, and administrative	133,667	129,863
Research and development	37,879	45,664
Other operating expenses	612	15,617
Operating income	48,617	16,246
SNIA environmental liability expense	(360,393)	—
Interest expense	(15,286)	(15,893)
Loss on debt extinguishment	—	(25,482)
Foreign exchange and other income/(expense)	11,416	(9,071)
Loss before income tax	(315,646)	(34,200)
Income tax expense	11,656	7,717
Loss from equity method investments	(20)	(26)
Net loss	$(327,322)	$(41,943)

Basic loss per share	$(6.01)	$(0.78)
Diluted loss per share	$(6.01)	$(0.78)

Shares used in computing basic loss per share	54,421	54,008
Shares used in computing diluted loss per share	54,421	54,008

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(327,322)	$(41,943)
Other comprehensive income (loss):
Foreign currency translation adjustment	37,442	(17,323)
Other comprehensive income (loss), net of tax	37,442	(17,323)
Comprehensive loss	$(289,880)	$(59,266)

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$738,437	$428,858
Restricted cash	—	294,698
Accounts receivable, net of allowance of $11,482 at March 31, 2025 and $11,275 at December 31, 2024	202,082	193,158
Inventories	154,017	147,566
Prepaid and refundable taxes	29,338	30,544
Prepaid expenses and other current assets	47,277	32,362
Total Current Assets	1,171,151	1,127,186
Property, plant, and equipment, net	177,681	170,260
Goodwill	761,911	750,006
Intangible assets, net	236,594	237,294
Operating lease assets	48,160	46,837
Investments	22,721	25,084
Deferred tax assets	109,455	111,855
Long-term derivative assets	17,190	23,735
Other assets	13,883	14,132
Total Assets	$2,558,746	$2,506,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current debt obligations	$79,570	$78,004
Accounts payable	87,640	69,726
Accrued liabilities and other	108,437	118,485
SNIA environmental liability	360,393	—
Current litigation provision liability	13,210	12,918
Taxes payable	39,549	32,456
Accrued employee compensation and related benefits	52,774	80,536
Total Current Liabilities	741,573	392,125
Long-term debt obligations	549,223	549,624
Contingent consideration	85,140	84,218
Deferred tax liabilities	10,626	10,915
Long-term operating lease liabilities	40,327	40,105
Long-term employee compensation and related benefits	13,039	12,847
Long-term derivative liabilities	37,226	51,819
Other long-term liabilities	47,294	44,478
Total Liabilities	1,524,448	1,186,131
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 55,440,867 shares issued and 54,522,652 shares outstanding at March 31, 2025; 54,437,670 shares issued and 54,348,542 shares outstanding at December 31, 2024	84,446	83,156
Additional paid-in capital	2,224,578	2,220,658
Accumulated other comprehensive loss	(42,728)	(80,170)
Accumulated deficit	(1,230,572)	(903,250)
Treasury stock at cost, 918,215 ordinary shares at March 31, 2025; 89,128 ordinary shares at December 31, 2024	(1,426)	(136)
Total Stockholders’ Equity	1,034,298	1,320,258
Total Liabilities and Stockholders’ Equity	$2,558,746	$2,506,389
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net loss	$(327,322)	$(41,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Remeasurement of derivative instruments	(18,717)	11,598
Stock-based compensation	7,783	10,226
Depreciation	6,419	6,266
Amortization of debt issuance costs	5,676	4,900
Amortization of intangible assets	4,215	4,329
Amortization of operating lease assets	4,037	2,544
Loss on investment revaluation - Ceribell, Inc.	2,614	—
Deferred income tax expense	2,244	4,800
Remeasurement of contingent consideration to fair value	922	(133)
Loss on debt extinguishment	—	25,482
Other	11	(534)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,896)	1,991
Inventories	(2,494)	(8,146)
Other current and non-current assets	6,437	(8,945)
Accounts payable and accrued current and non-current liabilities	(30,516)	(15,576)
Taxes payable	5,934	6,887
SNIA environmental liability	360,393	—
Litigation provision liability	226	6,235
Net cash provided by operating activities	23,966	9,981
Investing Activities:
Purchases of property, plant, and equipment	(10,790)	(6,398)
Other	162	35
Net cash used in investing activities	(10,628)	(6,363)
Financing Activities:
Repayment of long-term debt obligations	(4,375)	(234,375)
Proceeds from long-term debt obligations	—	335,513
Payment of debt extinguishment costs	—	(38,953)
Purchase of capped calls	—	(31,637)
Proceeds from unwind of capped calls	—	22,523
Payment of contingent consideration	—	(13,750)
Payment of debt issuance costs	—	(1,893)
Other	(46)	(281)
Net cash (used in) provided by financing activities	(4,421)	37,147
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,964	(2,954)
Net increase in cash, cash equivalents, and restricted cash	14,881	37,811
Cash, cash equivalents, and restricted cash at beginning of period	723,556	577,872
Cash, cash equivalents, and restricted cash at end of period	$738,437	$615,683
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of LivaNova and the notes thereto as of and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova at December 31, 2024 has been derived from audited consolidated financial statements contained in LivaNova’s 2024 Form 10-K but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries for the three months ended March 31, 2025 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying LivaNova’s 2024 Form 10-K.
Cybersecurity Incident
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s information technology systems. Promptly after detecting the issue, LivaNova began an investigation with assistance from external cybersecurity experts and coordinated with law enforcement. The Company implemented remediation measures to mitigate the impact of the incident. The Company also assessed the nature and scope of the affected data, analyzed its statutory notification obligations, and notified affected individuals and regulators as required by applicable law. For further discussion on legal and regulatory developments, refer to “Note 5. Commitments and Contingencies.” The incident has been contained, and the Company’s mitigation efforts are considered complete.
Through March 31, 2025, LivaNova incurred direct costs totaling $12.4 million in connection with this cybersecurity incident, including $0.8 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively. The total direct costs incurred primarily include external cybersecurity expert and legal fees, system restoration costs, and a $1.2 million provision related to the class action settlement, and do not include business interruption losses. The Company expects to incur additional costs related to this incident in the future. For further discussion on potential legal and regulatory developments, refer to “Note 5. Commitments and Contingencies.” LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that will likely limit the amount that the insurers may reimburse the Company. LivaNova has filed claims for insurance reimbursement of covered costs and business interruption losses related to this incident and has submitted additional claims and supplemental requests for reimbursement as new costs have been incurred. Through March 31, 2025, LivaNova had received $8.6 million, including $5.2 million in reimbursement of business incident costs and $3.4 million in reimbursement of business interruption losses. For the three months ended March 31, 2025, LivaNova received $0.1 million in reimbursement of business incident costs. The Company’s insurance coverage may be insufficient to cover all costs and expenses related to this cybersecurity incident or may be unavailable to cover all costs and expenses related to this cybersecurity incident.
Significant Accounting Policies
LivaNova’s significant accounting policies are included within “Note 2. Basis of Presentation, Use of Accounting Estimates, and Significant Accounting Policies” and “Note 3. Revenue Recognition” of LivaNova’s 2024 Form 10-K.
Note 2. Derivatives and Risk Management
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
LivaNova measures all outstanding derivatives each period-end at fair value and reports the fair value as either financial assets or liabilities on the condensed consolidated balance sheets. At the inception of the contract, the derivative is designated as either a freestanding derivative or a hedge. Derivatives that are not designated as hedging instruments are referred to as freestanding derivatives, with changes in fair value included in earnings. These derivatives are intended to serve as economic hedges and follow the cash flows of the economic hedged item. The cash flows from these derivative contracts are reported as operating activities in LivaNova’s condensed consolidated statements of cash flows. LivaNova had no designated hedging instruments as of March 31, 2025 and December 31, 2024.
Freestanding FX Derivatives
The gross notional amount of freestanding FX derivative contracts not designated as hedging instruments outstanding as of March 31, 2025 and December 31, 2024 was $323.2 million and $442.3 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. LivaNova recorded net gains of $10.4 million and $3.2 million for these freestanding derivatives for the three months ended March 31, 2025 and 2024, respectively. These amounts are included in foreign exchange and other income/(expense) in LivaNova’s condensed consolidated statements of income (loss).
Capped Call Derivatives
The Capped Call Transactions are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). The Capped Call Transactions are measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. For additional information regarding the Capped Call Transactions, refer to LivaNova’s 2024 Form 10-K.
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

The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

	Derivative Assets		Derivative Liabilities
March 31, 2025	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	$805
Capped call derivatives (2029 Notes)	Long-term derivative assets	17,190
Embedded derivative (2025 Notes)			Accrued liabilities and other	$874
Embedded derivative (2029 Notes)			Long-term derivative liabilities	37,226
FX derivative contracts	Prepaid expenses and other current assets	2,879	Accrued liabilities and other	19
Total derivatives not designated as hedging instruments		$20,874		$38,119
(1)For the classification of inputs used to evaluate the fair value of LivaNova’s derivatives, refer to “Note 3. Fair Value Measurements.”

	Derivative Assets		Derivative Liabilities
December 31, 2024	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	$2,624
Capped call derivatives (2029 Notes)	Long-term derivative assets	23,735
Embedded derivative (2025 Notes)			Accrued liabilities and other	$2,915
Embedded derivative (2029 Notes)			Long-term derivative liabilities	51,819
FX derivative contracts	Prepaid expenses and other current assets	738
Total derivatives not designated as hedging instruments		$27,097		$54,734
(1)For the classification of inputs used to evaluate the fair value of LivaNova’s derivatives, refer to “Note 3. Fair Value Measurements.”
Note 3. Fair Value Measurements
LivaNova reviews its fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities in the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2025 and 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the level in the fair value hierarchy at which the Company’s assets and liabilities are measured on a recurring basis (in thousands):

	Balance Sheet Location	March 31, 2025	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets:
Derivative assets - freestanding instruments (FX)	Prepaid expenses and other current assets	$2,879	$—	$2,879	$—
Derivative assets - capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	805	—	—	805
Derivative assets - capped call derivatives (2029 Notes)	Long-term derivative assets	17,190	—	—	17,190
Investment with readily determinable fair value	Investments	7,530	7,530	—	—
		$28,404	$7,530	$2,879	$17,995
Liabilities:
Derivative liabilities - freestanding instruments (FX)	Accrued liabilities and other	$19	$—	$19	$—
Derivative liabilities - embedded derivative (2025 Notes)	Accrued liabilities and other	874	—	—	874
Derivative liabilities - embedded derivative (2029 Notes)	Long-term derivative liabilities	37,226	—	—	37,226
ImThera contingent consideration arrangement	Contingent consideration	85,140	—	—	85,140
		$123,259	$—	$19	$123,240

	Balance Sheet Location	December 31, 2024	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets
Derivative assets - freestanding instruments (FX)	Prepaid expenses and other current assets	$738	$—	$738	$—
Derivative assets - capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	2,624	—	—	2,624
Derivative assets - capped call derivatives (2029 Notes)	Long-term derivative assets	23,735	—	—	23,735
Investment with readily determinable fair value	Investments	10,144	10,144	—	—
		$37,241	$10,144	$738	$26,359

Liabilities
Derivative liabilities - embedded derivative (2025 Notes)	Accrued liabilities and other	$2,915	$—	$—	$2,915
Derivative liabilities - embedded derivative (2029 Notes)	Long-term derivative liabilities	51,819	—	—	51,819
ImThera contingent consideration arrangement	Contingent consideration	84,218	—	—	84,218
		$138,952	$—	$—	$138,952

Reconciliation of Level 3 Assets and Liabilities
The following tables present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31, 2025
	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	ImThera Contingent Consideration Liability
December 31, 2024	$2,624	$23,735	$2,915	$51,819	$84,218
Changes in fair value	(1,819)	(6,545)	(2,041)	(14,593)	922
March 31, 2025	$805	$17,190	$874	$37,226	$85,140

	Three Months Ended March 31, 2024
	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	Contingent Consideration Liability
December 31, 2023	$38,496	$—	$275	$45,569	$—	$94,652
Additions	—	31,637	—	—	87,457	—
Cash receipt	(22,524)	—	—	—	—	—
Payment	—	—	—	(36,915)	—	(13,750)
Changes in fair value	(7,962)	1,970	(6)	1,978	6,831	(133)
March 31, 2024	$8,010	$33,607	$269	$10,632	$94,288	$80,769
Stock Price Volatility
The following table presents the stock price volatility utilized in determining the fair value of LivaNova’s capped call derivative assets and embedded derivative liabilities:

March 31, 2025	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)
Stock price volatility (1)	40%	39%	40%	39%
(1)    The embedded and capped call derivatives are classified as Level 3 because the Company uses historical volatility and implied volatility from actual options traded to determine expected stock price volatility, an unobservable input that is significant to the valuation. In general, an increase in LivaNova’s stock price or stock price volatility would increase the fair value of the embedded and capped call derivatives which would result in an increase in net expense. As the remaining time to the expiration of the derivatives decreases, the fair value of the derivatives decreases. The future impact of the derivatives on net income (loss) depends on how significant inputs such as stock price, stock price volatility, and time to the expiration of the derivatives change in relation to other inputs.
Contingent Consideration Arrangement
The ImThera business combination involved contingent consideration arrangements comprised of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnouts are valued using projected sales from LivaNova’s internal strategic plan. These arrangements are Level 3 fair value measurements and included the following significant unobservable inputs as of March 31, 2025:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	7.2%
		Probability of payment	85%
		Projected payment year	2026

Sales-based earnout	Monte-Carlo simulation	Risk-adjusted discount rate	14.1% - 14.2%
		Credit risk discount rate	7.4% - 8.1%
		Revenue volatility	27.7%
		Probability of payment	85%
		Projected years of earnout	2027 - 2030
Note 4. Financing Arrangements
The following table presents a summary of LivaNova’s long-term debt obligations (in thousands, except interest rates):

	March 31, 2025	December 31, 2024	Maturity	Interest Rate
Term Facilities	$309,123	$313,014	July 2027	7.64%
2029 Notes	262,188	258,043	March 2029	2.50%
2025 Notes	54,781	53,887	December 2025	3.00%
Bank of America, U.S.	1,500	1,500	January 2027	7.17%
Other	559	519
Total long-term facilities	628,151	626,963
Less: Current portion of long-term debt	78,928	77,339
Total long-term debt obligations	$549,223	$549,624
Revolving Credit and Term Facilities
The outstanding principal amount of LivaNova’s short-term unsecured revolving credit agreements and other agreements with various banks was $0.6 million at March 31, 2025 and $0.7 million at December 31, 2024, with an average interest rate of 7.17% and loan terms ranging from overnight to 364 days as of March 31, 2025.
There were no outstanding borrowings under the $225.0 million revolving facilities under the 2021 First Lien Credit Agreement as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the applicable commitment fee percentage was 0.5% per annum. As of March 31, 2025, the Company was in compliance with the financial covenants contained in the 2021 First Lien Credit Agreement.
Debt discount and issuance costs related to the Initial Term Facility were $9.6 million. The unamortized debt discount and issuance costs related to the Initial Term Facility were $4.3 million and $4.8 million as of March 31, 2025 and December 31, 2024, respectively. For additional information on the Term Facilities, refer to “Note 13. Subsequent Event.”
2029 Notes
The effective interest rate of the 2029 Notes was 9.84% as of March 31, 2025. The unamortized debt discount and issuance costs related to the 2029 Notes as of March 31, 2025 and December 31, 2024 were $82.8 million and $87.0 million, respectively. As of March 31, 2025, the conditions for conversion were not met. The Company included its obligations from the 2029 Notes and the associated embedded derivative as long-term liabilities on the condensed consolidated balance sheet as of March 31, 2025, and the 2029 Notes are not convertible for the three months ending June 30, 2025. For additional information regarding the 2029 Notes, refer to LivaNova’s 2024 Form 10-K.
2025 Notes
The effective interest rate of the 2025 Notes was 9.92% as of March 31, 2025. The unamortized debt discount and issuance costs related to the 2025 Notes as of March 31, 2025 and December 31, 2024 were $2.7 million and $3.6 million, respectively. As of March 31, 2025, the conditions for exchange were not met. The Company included its obligations from the 2025 Notes and the associated embedded derivative as current liabilities on the condensed consolidated balance sheet as of March 31, 2025, and the 2025 Notes are not exchangeable for the three months ending June 30, 2025. For additional information regarding the 2025 Notes, refer to LivaNova’s 2024 Form 10-K.
Note 5. Commitments and Contingencies
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
Although there is no legal obligation to deliver any hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of March 31, 2025 was $37.4 million (€34.6 million), which represented the estimated low end of the range of loss, with an estimated maximum end of the range of loss of $51.1 million (€47.3 million). The estimated liability as of December 31, 2024 was $36.7 million (€35.4 million).
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
There are proceedings relating to the SNIA bankruptcy to which LivaNova is not a party in the Bankruptcy Court of Udine and the Bankruptcy Court of Milan. In 2011, the Bankruptcy Court of Udine held that the Public Administrations were not creditors of either SNIA or its subsidiaries in connection with their claims in the Italian insolvency proceedings. The Public Administrations appealed. In 2016, the Court of Udine rejected the appeal, and the Public Administrations appealed to the Italian Supreme Court. Similarly, in 2014, the Bankruptcy Court of Milan held that the Public Administrations were not creditors of either SNIA or its subsidiaries. The Public Administrations appealed. In April 2022, the Bankruptcy Court of Milan declared the Public Administrations to be a non-privileged creditor of SNIA for up to €453.6 million ($490.3 million as of March 31, 2025), and the Public Administrations appealed to the Italian Supreme Court.
In 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin €292,000 ($315,624 as of March 31, 2025) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal. On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the spin-off of Sorin from SNIA in 2004, an estimated €572.1 million ($618.4 million as of March 31, 2025). LivaNova appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of €453.6 million ($490.3 million as of March 31, 2025). LivaNova appealed the decision on damages in December 2021. On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision was reached on the appeal to the Italian Supreme Court. This suspension was subject to LivaNova providing a first demand bank guarantee of €270.0 million ($291.8 million as of March 31, 2025) within 30 calendar days, and on March 21, 2022, LivaNova delivered the SNIA Litigation Guarantee, thereby satisfying the condition.

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
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger as well as the environmental liabilities of the demerged company that materialized after the demerger which are derived from actions performed prior to the demerger; however, the Italian Supreme Court also ruled that the Company should not be held responsible for certain payments previously approved by the Court of Appeal of Milan in the amount of €157.3 million ($170.0 million as of March 31, 2025). The case has been referred back to the Court of Appeal of Milan to implement the decisions respecting costs and damages in accordance with the judgment of the Italian Supreme Court.
As a result of the decision by the Italian Supreme Court, the Company recorded a current liability of €333.3 million ($360.4 million) as of and for the three months ended March 31, 2025 as its best estimate of the liability inclusive of estimated costs, fees, interest, and taxes. These estimated costs do not include legal fees, which are expensed as incurred and included in SG&A on LivaNova’s condensed consolidated statements of income (loss). The Company has determined that it has sufficient resources to cover the liability given its cash and cash equivalents of $738.4 million as of March 31, 2025.
On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information on the financing of the guarantee, refer to “Note 11. Supplemental Financial Information.”
Product Liability Litigation
The Company continues to be involved in litigation involving LivaNova’s 3T device. The litigation includes the cases remaining in the MDL, various U.S. state court cases, and claims in jurisdictions outside the United States. As of May 7, 2025, the Company was aware of approximately 60 filed and unfiled claims worldwide. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
For the three months ended March 31, 2025, LivaNova recorded an additional liability of $0.7 million, upon receiving new information regarding the nature of certain claims. As of March 31, 2025 and December 31, 2024, the provision for these matters was $16.2 million and $15.8 million, respectively. While the amount accrued represents LivaNova’s best estimate for those worldwide filed and unfiled claims of which LivaNova is aware and believes are both probable and estimable at this time, the actual liability for resolution of these matters may vary from the Company’s provision. A provision has not been recorded for any claims where a potential loss is not determined to be probable, or a potential loss or range of potential loss is not reasonably estimable at this time.
The following table presents the changes in the litigation provision liability for the three months ended March 31, 2025 (in thousands):

As of December 31, 2024	$15,843
Payments	(480)
Adjustments (1)	706
FX and other	178
As of March 31, 2025	16,247
Less: Current portion as of March 31, 2025	13,210
Long-term portion as of March 31, 2025 (2)	$3,037

(1)Adjustments to the litigation provision are included in other operating expenses on the condensed consolidated statements of income (loss).
(2)Included in other long-term liabilities on the condensed consolidated balance sheets.
Italian MedTech Payback Measure
In 2015, the Italian Parliament introduced rules regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a payback measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In August 2022, a decree was published which provided guidance and timetables for the rule. In response, LivaNova filed an appeal at the Administrative Court against the Decree of the Ministry of Health, assessing the amount payable and against the payback law. LivaNova also filed appeals against the regions requesting payments. In August 2023, the Administrative Court upheld LivaNova’s request to suspend the effect of the requests for payment by the regions, pending the decision by the Administrative Court on the merits of the case. In November 2023, the Administrative Court, in a separate matter, asked the Constitutional Court whether the payback law was compliant with the Italian Constitution and pending the decision by the Constitutional Court, all cases brought by medical device companies in this matter were suspended. On July 22, 2024, the Constitutional Court determined that the payback law is compliant with the Italian Constitution and that companies may reduce their payment obligations between 2015-2018 to 48% of the amount originally charged to companies. Based on market and product information, as previously disclosed, and the recent ruling by the Constitutional Court, the amount reserved for this matter was $17.6 million and $16.0 million as of March 31, 2025 and December 31, 2024, respectively, and is included in accrued liabilities and other in the condensed consolidated balance sheets. However, the actual liability could vary. Amounts recognized associated with the Italian MedTech payback measure are recorded as a reduction to net revenue in the condensed consolidated statements of income (loss).
Cyber Litigation
In connection with the cybersecurity incident initially reported on November 20, 2023, LivaNova USA was named as a defendant in six putative class action lawsuits filed in the United States District Court for the Southern District of Texas in June and July 2024. Those cases were consolidated in a single action, and the plaintiffs filed against LivaNova USA a consolidated class action complaint, which asserted claims of negligence, breach of contract, and violation of various state consumer protection laws. The plaintiffs sought damages, equitable/injunctive relief, and attorney’s fees, costs, and expenses, among other relief. The parties entered into mediation and agreed to a class action settlement, with respect to which the Company recorded an accrual of $1.2 million during the quarter ended September 30, 2024. The class action settlement received final approval from the court on April 4, 2025. The Company expects all settlement administration activities to be completed in 2025.
In addition, HHS’s Office for Civil Rights is investigating the incident pursuant to its authority to enforce the HIPAA rules regarding privacy, security, and breach notification. The Office for Civil Rights issued a request for information regarding the Company’s response to the incident and the Company’s compliance with HIPAA rules, to which the Company responded. The Office for Civil Rights may issue additional requests for information and documentation. In connection with its investigation, the Office for Civil Rights may, among other measures, seek to impose civil monetary penalties against LivaNova and seek to require that the Company implement a corrective action plan. Furthermore, the Company has received, and may receive in the future, additional government requests for information about the incident, to which LivaNova will respond. For example, the Italian data protection authority recently requested that LivaNova provide certain information regarding the incident, which request the Company is in the process of responding.
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

Note 6. Stockholders’ Equity
The tables below present the condensed consolidated statements of stockholders’ equity as of and for the three months ended March 31, 2025 and 2024 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2024	54,438	$83,156	$2,220,658	$(136)	$(80,170)	$(903,250)	$1,320,258
Issuance of shares	—	1,290	—	(1,290)	—	—	—
Stock-based compensation plans	1,003	—	3,920	—	—	—	3,920
Net loss	—	—	—	—	—	(327,322)	(327,322)
Other comprehensive income	—	—	—	—	37,442	—	37,442
March 31, 2025	55,441	$84,446	$2,224,578	$(1,426)	$(42,728)	$(1,230,572)	$1,034,298

December 31, 2023	53,942	$82,533	$2,189,517	$(55)	$(27,883)	$(966,484)	$1,277,628
Issuance of shares	—	440	—	(440)	—	—	—
Stock-based compensation plans	354	2	3,159	14	—	—	3,175
Net loss	—	—	—	—	—	(41,943)	(41,943)
Other comprehensive loss	—	—	—	—	(17,323)	—	(17,323)
March 31, 2024	54,296	$82,975	$2,192,676	$(481)	$(45,206)	$(1,008,427)	$1,221,537

The tables below present the change in AOCI, net of tax, and the reclassifications out of AOCI into net income for the three months ended March 31, 2025 and 2024 (in thousands):

Foreign Currency Translation Adjustments (1)
December 31, 2024	$(80,170)
Other comprehensive income before reclassifications, before tax	37,442
Tax expense	—
Other comprehensive income net of reclassifications, before tax	37,442
Net current-period other comprehensive income, net of tax	37,442
March 31, 2025	$(42,728)
(1)Taxes were not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

Foreign Currency Translation Adjustments (1)
December 31, 2023	$(27,883)
Other comprehensive loss before reclassifications, before tax	(17,323)
Tax expense	—
Other comprehensive loss before reclassifications, net of tax	(17,323)
Net current-period other comprehensive loss, net of tax	(17,323)
March 31, 2024	$(45,206)
(1)Taxes were not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

Note 7. Stock-Based Incentive Plans
Stock-Based Plans
For the three months ended March 31, 2025, LivaNova issued stock-based compensatory awards with terms approved by the Compensation and Human Capital Management Committee of LivaNova’s Board of Directors. The awards with service conditions generally vest ratably over three years for RSUs and four years for SARs, and are subject to forfeiture unless service conditions are met. The market performance-based awards that were issued cliff vest after three years, subject to the rank of LivaNova’s total shareholder return for the three-year period ending December 31, 2027, relative to the total shareholder returns of the S&P Healthcare Equipment Select Industry Index. The adjusted free cash flow and return on invested capital operating performance-based awards that were issued cliff vest after three years, subject to the achievement of certain thresholds of cumulative results for the three-year period ending December 31, 2027. Compensation expense related to awards granted during 2025 for the three months ended March 31, 2025 was $0.1 million.
Stock-Based Compensation Expense
The following table presents the amounts of stock-based compensation expense recognized in LivaNova’s condensed consolidated statements of income (loss) by type of arrangement (in thousands):

	Three Months Ended March 31,
	2025	2024
Service-based RSUs	$3,548	$5,074
Service-based SARs	2,753	3,283
Market performance-based RSUs	414	1,059
Operating performance-based RSUs	821	448
Employee share purchase plan	247	362
	$7,783	$10,226
Stock-based compensation agreements issued for the three months ended March 31, 2025, representing potential shares and their weighted average grant date fair values by type, are as follows (shares in thousands, fair value in dollars):

	Three Months Ended March 31, 2025
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	1,038,706	$17.87
Service-based RSUs	511,591	39.13
Market performance-based RSUs	82,009	44.20
Operating performance-based RSUs	92,630	39.13
Note 8. Income Taxes
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
LivaNova’s effective income tax rate for the three months ended March 31, 2025 was (3.7)% compared to (22.6)% for the three months ended March 31, 2024. The change in the effective tax rate for the three months ended March 31, 2025, compared to the prior year period, was primarily attributable to year-over-year changes in income before tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability, and changes in valuation allowances.

LivaNova is subject to income taxes as well as non-income-based taxes in the U.S., the UK, the EU, and various other jurisdictions. LivaNova will continue to monitor legislative developments including the adoption of Pillar Two and related guidance in the UK and other jurisdictions that may impact LivaNova’s operations.
Note 9. Loss Per Share
The following table presents basic and diluted loss per share:

	Three Months Ended March 31,
	2025	2024
Basic loss per share	$(6.01)	$(0.78)
Diluted loss per share	(6.01)	(0.78)
The following table presents the reconciliations of net loss, and weighted average shares outstanding used in the calculations of basic and diluted loss per share (in thousands):

	Three Months Ended March 31,
	2025	2024
Numerator (1):
Net loss - basic and diluted	$(327,322)	$(41,943)

Denominator:
Weighted average shares outstanding - basic	54,421	54,008
Add: Dilutive effect of share-based compensation and convertible debt instruments (1) (2)	—	—
Weighted average shares outstanding - diluted	54,421	54,008
(1)For the three months ended March 31, 2025, the 2029 Notes were outstanding and potentially dilutive securities, but were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive.
(2)Excluded from the computation of diluted loss per share were shares underlying stock options, SARs, and RSUs totaling 4.6 million for each of the three months ended March 31, 2025 and 2024, because to include them would have been anti-dilutive under the treasury stock method.
Note 10. Geographic and Segment Information
Segment Information
LivaNova identifies operating segments based on how it manages, evaluates, and internally reports its business activities to allocate resources, develop and execute its strategy, and assess performance. LivaNova has two reportable segments: Cardiopulmonary and Neuromodulation. Net revenue of the Company’s reportable segments includes revenues from the sale of products that each reportable segment develops and manufactures or distributes.
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

LivaNova operates under three geographic regions: U.S., Europe, and Rest of World. The following table presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended March 31,
	2025	2024
Cardiopulmonary
United States	$60,834	$50,577
Europe (1)	44,507	40,926
Rest of World (1)	70,979	64,388
	176,320	155,891
Neuromodulation
United States	108,334	105,929
Europe (1)	15,194	13,407
Rest of World (1)	15,365	14,536
	138,893	133,872
Other Revenue (2)	1,642	5,149
Totals (3)
United States	169,164	160,620
Europe (1)	59,701	54,341
Rest of World (1)	87,990	79,951
	$316,855	$294,912
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other Revenue” includes rental and site services income not allocated to segments. In addition, “Other Revenue” for the three months ended March 31, 2024 includes revenue from the Company’s former ACS reportable segment.
(3)No single customer represented over 10% of the Company’s consolidated net revenue. No country’s net revenue exceeded 10% of the Company’s consolidated net revenue except for the U.S.
LivaNova defines segment income as operating income before restructuring expense, amortization of intangible assets, the Saluggia site provision, merger and integration expense, and other income and expense not allocated to segments. Other income and expense not allocated to segments primarily includes corporate expense, rental income, and the results of LivaNova’s former ACS reportable segment. LivaNova’s CODM is the Company’s CEO, who is regularly provided the results comprising segment income to make strategic business decisions, including, but not limited to, evaluation of the Company’s business portfolio, R&D investment decisions, and consideration of the Company’s organizational structure.
The following table presents a reconciliation of segment income to consolidated loss before tax (in thousands):

	Three Months Ended March 31,
	2025	2024
Cardiopulmonary	$24,691	$14,711
Neuromodulation	52,353	46,678
Segment income	77,044	61,389
Other expense	(28,427)	(45,143)
Operating income	48,617	16,246
SNIA environmental liability expense	(360,393)	—
Interest expense (1)	(15,286)	(15,893)
Loss on debt extinguishment	—	(25,482)
Foreign exchange and other income/(expense)	11,416	(9,071)
Loss before tax	$(315,646)	$(34,200)

(1)“Interest expense” includes contractual interest expense associated with LivaNova’s short- and long-term financing arrangements and the amortization of debt discount and issuance costs of $5.7 million and $4.9 million for the three months ended March 31, 2025 and 2024, respectively.
The following table presents the components of segment income, including significant expenses, of LivaNova’s reportable segments (in thousands):

	Cardiopulmonary		Neuromodulation
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Net revenue	$176,320	$155,891	$138,893	$133,872
Less:
Cost of sales	80,399	72,097	13,386	10,328
Selling, general, and administrative	58,480	50,745	47,570	45,694
Research and development	12,044	11,946	25,584	31,172
3T litigation provision	706	6,392	—	—
	$24,691	$14,711	$52,353	$46,678

The following table presents assets by reportable segment (in thousands):

	March 31, 2025	December 31, 2024
Cardiopulmonary	$939,835	$900,672
Neuromodulation	641,883	640,956
Other assets (1)	977,028	964,761
	$2,558,746	$2,506,389
(1)“Other assets” primarily includes corporate assets not allocated to segments.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Cardiopulmonary	$5,169	$3,748
Neuromodulation	2,033	276
Other capital expenditures (1)	3,102	2,423
	$10,304	$6,447
(1)“Other capital expenditures” primarily includes corporate capital expenditures not allocated to segments.
The following table presents changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2025 (in thousands):

	Cardiopulmonary	Neuromodulation	Total
December 31, 2024	$351,252	$398,754	$750,006
Foreign currency adjustments	11,905	—	11,905
March 31, 2025	$363,157	$398,754	$761,911

Geographic Information
The following table presents property, plant, and equipment, net by geographic region (in thousands):

	March 31, 2025	December 31, 2024
United States	$65,791	$65,170
Europe	100,695	94,394
Rest of World	11,195	10,696
	$177,681	$170,260
Note 11. Supplemental Financial Information
The following table presents the components of inventories (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$71,903	$71,949
Work-in-process	15,162	12,322
Finished goods	66,952	63,295
	$154,017	$147,566
As of March 31, 2025 and December 31, 2024, inventories included adjustments totaling $17.5 million and $16.4 million, respectively, to record balances at lower of cost or net realizable value.
The following table presents the components of accrued liabilities and other (in thousands):

	March 31, 2025	December 31, 2024
Italian MedTech payback measure	$17,593	$15,981
Legal and professional costs	16,936	17,379
Contract liabilities	11,449	10,848
Operating lease liabilities	8,731	9,040
Interest payable	7,014	9,479
Provisions for agents, returns, and other	6,204	6,744
Royalty accrual	4,329	4,466
Research and development costs	2,068	6,167
Current derivative liabilities	893	2,915
Restructuring liabilities	227	2,003
Other accrued expenses	32,993	33,463
	$108,437	$118,485
As of March 31, 2025 and December 31, 2024, contract liabilities totaling $15.4 million and $14.7 million, respectively, were included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

The following table presents the items included in foreign exchange and other income/(expense) on the condensed consolidated statements of income (loss) (in thousands):

	Three Months Ended March 31,
	2025	2024
Embedded derivative fair value adjustment (2025 Notes) (1)	$2,041	$(1,978)
Embedded derivative fair value adjustment (2029 Notes) (1)	14,593	(6,831)
Capped call fair value adjustment (2025 Notes) (1)	(1,819)	(7,962)
Capped call fair value adjustment (2029 Notes) (1)	(6,545)	1,970
Investment revaluation - Ceribell, Inc.	(2,614)	—
Interest income	6,443	7,021
FX fluctuations	(610)	(922)
Other	(73)	(369)
	$11,416	$(9,071)
(1)Refer to “Note 3. Fair Value Measurements.”
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the amounts shown on the condensed consolidated statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$738,437	$428,858
Restricted cash (1)	—	294,698
	$738,437	$723,556
(1)On March 18, 2022, LivaNova PLC, acting through its Italian branch, entered into an Indemnity Letter and an Account Pledge Agreement with Barclays, further to which Barclays issued the SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova was required to grant cash collateral to Barclays in USD in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis, which is presented as restricted cash on the condensed consolidated balance sheet. On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated and the restriction on the cash deposit held as collateral was released. For additional information, refer to “Note 5. Commitments and Contingencies.”

Note 12. New Accounting Pronouncements
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
Note 13. Subsequent Event
On May 2, 2025, LivaNova repaid early $200 million of principal borrowings under the Term Facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes, which appear elsewhere in this Report, and with LivaNova’s 2024 Form 10-K. LivaNova’s discussion and analysis may contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Part I, Item 1A. of LivaNova’s 2024 Form 10-K, as updated and supplemented by LivaNova’s Quarterly Reports on Form 10-Q, including in Part II, Item 1A. and elsewhere in this Report. The accompanying unaudited condensed consolidated financial statements of LivaNova and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis. The capitalized terms used below have been defined in the “Definitions” section and in the notes to LivaNova’s condensed consolidated financial statements of this Report.
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
In addition, the impact that the imposition of tariffs and changes to global trade policies could have on the Company’s results of operations is uncertain. A significant number of LivaNova’s Cardiopulmonary products and component parts are sourced and produced outside of the U.S., including in Italy and Germany. Similarly, LivaNova manufactures its Neuromodulation products in the U.S., which are then often distributed internationally. For additional information, see “Part II, Item 1A. Risk Factors” of this Report.
Cybersecurity Incident
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s information technology systems. Promptly after detecting the issue, LivaNova began an investigation with assistance from external cybersecurity experts and coordinated with law enforcement. The Company implemented remediation measures to mitigate the impact of the incident. The Company also assessed the nature and scope of the affected data, analyzed its statutory notification obligations, and notified affected individuals and regulators as required by applicable law. For further discussion on legal and regulatory developments, refer to “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report. The incident has been contained, and the Company’s mitigation efforts are considered complete.
Through March 31, 2025, LivaNova incurred direct costs totaling $12.4 million in connection with this cybersecurity incident, including $0.8 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively. The total direct costs incurred primarily include external cybersecurity expert and legal fees, system restoration costs, and a $1.2 million provision related to the class action settlement, and do not include business interruption losses. The Company expects to incur additional costs related to this incident in the future. For further discussion on potential legal and regulatory developments, refer to “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report. LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that will likely limit the amount that the insurers may reimburse the Company. LivaNova has filed claims for insurance reimbursement of covered costs and business interruption losses related to this incident and has submitted additional claims and supplemental requests for reimbursement as new costs have been incurred. Through March 31, 2025, LivaNova had received $8.6 million, including $5.2 million in reimbursement of business incident costs and $3.4 million in reimbursement of business interruption losses. For the three months ended March 31, 2025, LivaNova received $0.1 million in reimbursement of business incident costs. The

Company’s insurance coverage may be insufficient to cover all costs and expenses related to this cybersecurity incident or may be unavailable to cover all costs and expenses related to this cybersecurity incident.
Business Segments
LivaNova has two reportable segments: Cardiopulmonary and Neuromodulation. For additional information regarding LivaNova’s reportable segments, historical financial information, and its methodology for the presentation of financial results, refer to the condensed consolidated financial statements and accompanying notes of this Report.
Cardiopulmonary
LivaNova’s Cardiopulmonary segment is engaged in the design, development, manufacture, marketing, and sale of cardiopulmonary products, including HLMs, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae, and other related accessories. In particular, the Cardiopulmonary segment includes the Essenz Perfusion System, the Company’s next-generation HLM with an embedded patient monitor for tailored patient care strategies and sensing technology for data-driven decision-making during cardiopulmonary bypass procedures.
Information on the Cardiopulmonary segment that could potentially impact LivaNova’s condensed consolidated financial statements and related disclosures is incorporated by reference to “Note 5. Commitments and Contingencies: Product Liability Litigation” in the condensed consolidated financial statements in this Report.
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
In May 2025, the Company announced the 12-month, top-line data from its OSPREY clinical trial, evaluating outcomes with the aura6000 System for the treatment of moderate to severe OSA. At 12 months of therapy, the treatment arm responder rate was 65%, with responders defined as those who realized at least a 50% improvement from the baseline AHI and an AHI value below 20. When comparing baseline median values to six and 12 months of therapy (assessed at the seven- and 13-month follow-up visits, respectively), OSPREY subjects showed significant reductions in AHI and ODI over time. Further, after 12 months of treatment, OSPREY subjects in the device stimulation group experienced clinically meaningful improvements in the Epworth Sleepiness Scale and the Functional Outcomes of Sleep Questionnaire.
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
In June 2024, the Company announced the preliminary results for the unipolar patient cohort of the RECOVER clinical study, assessing the use of VNS Therapy for DTD. The study did not meet its primary endpoint for the unipolar cohort; however, statistical significance was achieved in select secondary endpoints. These secondary endpoints demonstrated meaningful clinical benefits, as detailed in two articles published in the journal, Brain Stimulation, on December 18, 2024, further reinforcing the potential of VNS Therapy to improve outcomes for patients with treatment-resistant depression. In March 2025, the Journal of Affective Disorders published an article examining the impact of outcome classification, observation period, and depression rating scale on symptom improvement in RECOVER study patients with treatment-resistant depressed treated with VNS Therapy. On April 14, 2025, the Journal of Mood & Anxiety Disorders published an article examining how the “tripartite” metric based on depressive symptoms, daily function, and quality of life can demonstrate clinically meaningful benefits in patients with treatment-resistant depression, using the RECOVER trial database. These articles support the use of VNS Therapy in patients with DTD. Upon publication of the fifth and last critical manuscript, the Company expects to initiate the reconsideration submission process with CMS.

Critical Accounting Estimates
For a discussion of LivaNova’s critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Form 10-K. For the three months ended March 31, 2025, there were no material changes to the application of critical accounting policies and estimates previously disclosed in LivaNova’s 2024 Form 10-K.
Results of Operations
The following table presents LivaNova’s condensed consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenue	$316,855	$294,912
Cost of sales	96,080	87,522
Gross profit	220,775	207,390
Operating expenses:
Selling, general, and administrative	133,667	129,863
Research and development	37,879	45,664
Other operating expenses	612	15,617
Operating income	48,617	16,246
SNIA environmental liability expense	(360,393)	—
Interest expense	(15,286)	(15,893)
Loss on debt extinguishment	—	(25,482)
Foreign exchange and other income/(expense)	11,416	(9,071)
Loss before income tax	(315,646)	(34,200)
Income tax expense	11,656	7,717
Loss from equity method investments	(20)	(26)
Net loss	$(327,322)	$(41,943)
Net Revenue
The following table presents net revenue by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Cardiopulmonary
United States	$60,834	$50,577	20.3%
Europe (1)	44,507	40,926	8.7%
Rest of World (1)	70,979	64,388	10.2%
	176,320	155,891	13.1%
Neuromodulation
United States	108,334	105,929	2.3%
Europe (1)	15,194	13,407	13.3%
Rest of World (1)	15,365	14,536	5.7%
	138,893	133,872	3.8%
Other Revenue (2)	1,642	5,149	(68.1)%
Totals
United States	169,164	160,620	5.3%
Europe (1)	59,701	54,341	9.9%
Rest of World (1)	87,990	79,951	10.1%
	$316,855	$294,912	7.4%
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other Revenue” includes rental and site services income not allocated to segments. In addition, “Other Revenue” for the three months ended March 31, 2024 includes revenue from the Company’s former ACS reportable segment.
The following table presents segment income (1) (in thousands, except for percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Cardiopulmonary	$24,691	$14,711	67.8%
Neuromodulation	52,353	46,678	12.2%
	$77,044	$61,389	25.5%
(1)For a reconciliation of segment income to consolidated loss before tax, refer to “Note 10. Geographic and Segment Information” in the condensed consolidated financial statements in this Report.
Cardiopulmonary
Cardiopulmonary net revenue for the three months ended March 31, 2025 increased 13.1% to $176.3 million compared to the three months ended March 31, 2024, with growth across all regions, driven by Essenz Perfusion System sales and strong consumables demand.
Cardiopulmonary segment income for the three months ended March 31, 2025 was $24.7 million, compared to segment income of $14.7 million for the three months ended March 31, 2024. The increase in segment income was primarily due to an increase in net revenue, as described above, as well as a decrease in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device of $5.7 million.
Neuromodulation
Neuromodulation net revenue for the three months ended March 31, 2025 increased 3.8% to $138.9 million compared to the three months ended March 31, 2024, driven by strength in the Europe and Rest of World regions.

Neuromodulation segment income for the three months ended March 31, 2025 was $52.4 million compared to $46.7 million for the three months ended March 31, 2024. The increase in segment income was primarily due to the increase in net revenue, as described above, as well as a net decrease in R&D expense, primarily resulting from a reduction in costs associated with the Company’s DTD program of $5.3 million.
Cost of Sales and Expenses
The following table presents costs and expenses as a percentage of net revenue:

	Three Months Ended March 31,
	2025	2024	Change
Cost of sales	30.3%	29.7%	0.6%
Selling, general, and administrative	42.2%	44.0%	(1.8)%
Research and development	12.0%	15.5%	(3.5)%
Other operating expenses	0.2%	5.3%	(5.1)%
Cost of Sales
Cost of sales consists primarily of direct labor, allocated manufacturing overhead, and the acquisition of raw materials and components.
Cost of sales as a percentage of net revenue was 30.3% for the three months ended March 31, 2025, an increase of 0.6 percentage points compared to the three months ended March 31, 2024 and was consistent with volume leverage.
Selling, General, and Administrative Expense
SG&A expenses are comprised of sales, marketing, general, and administrative activities.
SG&A expense as a percentage of net revenue was 42.2% for the three months ended March 31, 2025, a decrease of 1.8 percentage points compared to the three months ended March 31, 2024 primarily resulting from insurance recoveries and a decline in costs associated with the November 2023 cybersecurity incident.
Research and Development Expense
R&D expenses consist of product design and development efforts, clinical study programs, and regulatory activities.
R&D expense as a percentage of net revenue was 12.0% for the three months ended March 31, 2025, a decrease of 3.5 percentage points compared to the three months ended March 31, 2024. The decrease was primarily due to a reduction in costs associated with the Company’s DTD program of $5.3 million.
Other Operating Expenses
Other operating expenses primarily consists of charges related to LivaNova’s 3T Heater-Cooler device litigation provision and restructuring expense.
Other operating expenses as a percentage of net revenue was 0.2% for the three months ended March 31, 2025, a decrease of 5.1 percentage points compared to the three months ended March 31, 2024. The decrease was due to a $9.3 million decrease in restructuring costs associated with the 2024 Restructuring Plan, as well as a $5.7 million decrease in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device. For additional information, please refer to “Note 5. Commitments and Contingencies,” in the condensed consolidated financial statements in this Report.
SNIA Environmental Liability Expense
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger as well as the environmental liabilities of the demerged company that materialized after the demerger which are derived from actions performed prior to the demerger.
As a result of the decision by the Italian Supreme Court, the Company recorded a current liability of €333.3 million ($360.4 million) as of and for the three months ended March 31, 2025 as its best estimate of the liability inclusive of estimated costs, fees, interest, and taxes. These estimated costs do not include legal fees, which are expensed as incurred and included in SG&A on LivaNova’s condensed consolidated statements of income (loss). The Company has determined that it has sufficient resources to cover the liability given its cash and cash equivalents of $738.4 million as of March 31, 2025.

For additional information, please refer to “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
Interest Expense
Interest expense decreased to $15.3 million for the three months ended March 31, 2025 compared to $15.9 million for the three months ended March 31, 2024, primarily due to decreases in interest rates, partially offset by an increase in amortization of debt issuance costs and an increase in average borrowings. For additional information, refer to “Note 4. Financing Arrangements” in the condensed consolidated financial statements in this Report.
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
Foreign exchange and other income/(expense) was income of $11.4 million for the three months ended March 31, 2025, compared to expense of $9.1 million for the three months ended March 31, 2024. For additional information, refer to “Note 11. Supplemental Financial Information” in the condensed consolidated financial statements in this Report.
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
LivaNova’s effective income tax rate for the three months ended March 31, 2025 was (3.7)% compared to (22.6)% for the three months ended March 31, 2024. The change in the effective tax rate for the three months ended March 31, 2025, compared to the prior year period, was primarily attributable to year-over-year changes in income before tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability, and changes in valuation allowances.
LivaNova is subject to income taxes as well as non-income-based taxes in the U.S., the UK, the EU, and various other jurisdictions. LivaNova will continue to monitor legislative developments including the adoption of Pillar Two and related guidance in the UK and other jurisdictions that may impact LivaNova’s operations.
Liquidity and Capital Resources
Based on LivaNova’s current business plan, which includes estimates and assumptions regarding the amount and timing of cash receipts and payments, the Company believes that its sources of liquidity, which primarily consist of cash and cash equivalents, future cash generated from operations, and available borrowings under its revolving credit facility, will be sufficient to fund its uses of liquidity, primarily consisting of day-to-day operating expenses, working capital, capital expenditures, acquisition earnouts, commitments and contingencies, including the SNIA environmental liability, and debt service requirements over the twelve-month period beginning from the issuance date of this Report. From time to time, LivaNova may access debt and/or equity markets to optimize its capital structure, raise additional capital, or increase liquidity, as necessary. LivaNova’s liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Part I, Item 1A. Risk Factors” in the 2024 Form 10-K, as well as “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
LivaNova’s operating and working capital obligations primarily consist of liabilities arising from the normal course of business, including inventory supply contracts, the future settlement of derivative instruments, and future lease payments, as well as contingent consideration arrangements resulting from acquisitions and obligations associated with legal and other accruals.

The following table presents selected financial information related to LivaNova’s liquidity (in thousands):

	March 31, 2025	December 31, 2024
Available Short-term Liquidity
Cash and cash equivalents	$738,437	$428,858
Availability under the 2021 First Lien Credit Agreement	225,000	225,000
	$963,437	$653,858
Working Capital
Current assets	$1,171,151	$1,127,186
Current liabilities	741,573	392,125
	$429,578	$735,061
Debt Obligations
Current portion of long-term debt	$78,928	$77,339
Short-term unsecured borrowing arrangements	642	665
Current debt obligations	79,570	78,004
Long-term debt obligations	549,223	549,624
	$628,793	$627,628
For information on LivaNova’s debt obligations, refer to “Note 4. Financing Arrangements” and “Note 13. Subsequent Event” in the condensed consolidated financial statements in this Report.
Cash Flows
The following table presents net cash, cash equivalents, and restricted cash provided by (used in) operating, investing, and financing activities and the net increase in the balance of cash, cash equivalents, and restricted cash (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating activities	$23,966	$9,981
Investing activities	(10,628)	(6,363)
Financing activities	(4,421)	37,147
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,964	(2,954)
Net increase in cash, cash equivalents, and restricted cash (1)	$14,881	$37,811
(1)On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information, refer to “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2025 increased $14.0 million compared to the same prior year period, primarily due to higher customer collections resulting from an increase in sales, as well as lower payments to vendors and for restructuring activities, partially offset by an increase in annual incentive payouts and higher cash outflows for inventories.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2025 increased $4.3 million compared to the same prior year period, primarily due to an increase in purchases of property, plant, and equipment of $4.4 million, principally related to purchases and development of internal-use software.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2025 decreased $41.6 million compared to the same prior year period, primarily due to a decrease in proceeds from net debt borrowings and repayments of $55.6 million, partially offset by the payment of the ALung contingent consideration arrangement during the three months ended March 31, 2024 of $13.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
LivaNova is exposed to certain market risks as part of its ongoing business operations, including risks from foreign currency exchange rates, equity price risk, interest rate risks, and concentration of procurement suppliers that could adversely affect LivaNova’s consolidated financial position, results of operations, or cash flows. The Company manages these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in this Report in “Part I, Item 1. Financial Statements, Note 2. Derivatives and Risk Management,” “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II, Item 1A. Risk Factors” and in LivaNova’s 2024 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A. Risk Factors.”
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
Applicable SEC rules require an evaluation of the effectiveness of the Company’s disclosure controls and procedures. LivaNova’s management, under the supervision and with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, LivaNova’s CEO and CFO concluded that, as of March 31, 2025, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in LivaNova’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, LivaNova’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of LivaNova’s material pending legal and regulatory proceedings and settlements, refer to “Note 5. Commitments and Contingencies” in the Company’s condensed consolidated financial statements included in this Report.
ITEM 1A. RISK FACTORS
Other than as described below, there have been no material changes in LivaNova’s risk factors from those disclosed in Part I, Item 1A of the Company’s 2024 Annual Report on Form 10-K.
Adverse changes in export and import costs and other trade restrictions as well as uncertainty over global tariffs could materially adversely affect LivaNova’s business and results of operations.
Recently, the U.S. government announced substantial changes in U.S. trade policy and trade agreements, including imposing tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, including China, have retaliated by imposing tariffs on certain U.S. goods. A significant number of LivaNova’s Cardiopulmonary products and component parts are sourced and produced outside of the U.S., including in Italy and Germany. Similarly, LivaNova manufactures its Neuromodulation products in the U.S., which are then often distributed internationally. To the extent tariffs or other similar trade restrictions are implemented by the U.S., other countries, and/or trade blocs in connection with a global trade war, such actions would increase the cost of LivaNova’s products, which may affect the competitiveness of the Company’s products relative to manufacturers not affected by such actions. Increased tariffs could require LivaNova to increase its prices, which could decrease demand for its products, and in certain cases, the Company may be unable to implement price increases. While the Company continues to assess these developments, it may not be able to fully mitigate the impacts of tariffs. Further, uncertainty surrounding the scope and duration of trade actions by the U.S. and potential retaliatory trade actions by other countries and/or trade blocs has constrained LivaNova’s ability to fully plan for and implement related mitigation strategies.

The factors described above may have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
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
LivaNova’s gross revenue and net profits attributable to the above-mentioned Iranian activities were $5.1 million and $3.0 million, respectively, for the three months ended March 31, 2025.
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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: May 7, 2025	By:	/s/ VLADIMIR MAKATSARIA
Vladimir Makatsaria
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: May 7, 2025	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)