Form 10-Q
period 2025-06-30
LivaNova PLC
filed 2025-08-06
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Class	Outstanding at July 30, 2025
Ordinary Shares - £1.00 par value per share	54,601,073

LIVANOVA PLC

DEFINITIONS
In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, the following terms and abbreviations have the meanings listed below. “LivaNova” and the “Company” refer to LivaNova PLC and its consolidated subsidiaries.

Abbreviation	Definition
2015 Plan	LivaNova PLC 2015 Incentive Award Plan
2021 First Lien Credit Agreement	First Lien Credit Agreement between LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, entered into on August 13, 2021
2024 Form 10-K	LivaNova PLC’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025
2024 Restructuring Plan	A plan, initiated during the first quarter of 2024, to enhance LivaNova’s focus on its core Cardiopulmonary and Neuromodulation segments
2025 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2025 Director Incentive Plan	LivaNova PLC 2025 Director Incentive Plan
2025 Notes	$287.5 million aggregate principal amount 3.00% unsecured cash exchangeable senior notes due December 15, 2025 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova USA on June 17, 2020
2029 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2029 Notes	$345.0 million aggregate principal amount 2.50% unsecured convertible senior notes due 2029 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova PLC on March 8, 2024
A&R 2022 Plan	Amended and Restated LivaNova PLC 2022 Incentive Award Plan
ACS	Advanced Circulatory Support
AHI	Apnea-hypopnea index
ALung	ALung Technologies, Inc.
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Barclays	Barclays Bank Ireland PLC
Capped Call Transactions	The 2025 Capped Calls and the 2029 Capped Calls
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CMS	The U.S. Centers for Medicare & Medicaid Services
Court of Appeal	Court of Appeal in Milan
Delayed Draw Term Facility	$50.0 million delayed draw term facility under the 2021 First Lien Credit Agreement resulting from the Incremental Facility Amendment No. 2
DRE	Drug-resistant epilepsy
DTD	Difficult-to-treat depression - The Company’s broader business and strategic communications reference DTD as the preferred disease state when speaking more broadly about depression treatment as it is a more inclusive and clinically evolving concept that encompasses patients whose depression continues to cause significant burden despite usual treatment efforts. Meanwhile, LivaNova’s RECOVER clinical study defines the patient population using the inclusion criteria for TRD, typically characterized by major depressive disorder that does not adequately respond to at least two different antidepressant treatments given at an appropriate dose and duration. As a result, the Company uses TRD in the context of the RECOVER study to maintain consistency with the study protocol approved by the U.S. Centers for Medicare and Medicaid Services. References to either term in this filing are context-dependent but describe overlapping populations.
EBT	LivaNova PLC Employee Benefit Trust
ECJ	European Court of Justice
Embedded Derivatives	The bifurcated embedded derivatives associated with the 2025 Notes and 2029 Notes, collectively
Exchange Act	U.S. Securities Exchange Act of 1934, as amended

Abbreviation	Definition
FASB	Financial Accounting Standards Board
FX	Foreign currency exchange rate
Group of Seven	Seven major industrial countries, consisting of Canada, France, Germany, Italy, Japan, the UK, and the U.S.
HLM	Heart-lung machine
ImThera	ImThera Medical, Inc., acquired by LivaNova in 2018, a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea
Incremental Facility Amendment No. 2	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated July 6, 2022
Initial Term Facility	$300.0 million term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
ISIN	National Inspectorate for Nuclear Safety and Radiation Protection, a sub-body of the Italian Ministry of Economic Development
LivaNova PLC	A public limited company organized under the laws of England and Wales on February 20, 2015
LivaNova USA	LivaNova USA, Inc.
LSM	LivaNova Site Management S.r.l.
MDL	Federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania
MedTech	Medical technology
Ministry	Collectively, the Ministry of Ecological Transition, the Ministry of Economy and Finance, and the Prime Minister’s Office
Nasdaq	Nasdaq Global Select Market
OBBBA	One Big Beautiful Bill Act
ODI	Oxygen desaturation index
OECD	Organisation for Economic Co-operation and Development
Option Counterparties	Certain financial institutions with whom LivaNova USA or LivaNova PLC, as applicable, has entered into the 2025 Capped Calls and 2029 Capped Calls
OSA	Obstructive sleep apnea
OSPREY clinical trial	LivaNova’s clinical trial, “Treating Obstructive Sleep Apnea using Targeted Hypoglossal Neurostimulation”
Pillar Two	Organisation for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (Pillar Two)
Public Administrations	The Italian Ministry of the Environment and other Italian government agencies
R&D	Research and development
Report	This Quarterly Report on Form 10-Q
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Second A&R 2022 Plan	Second Amended and Restated LivaNova PLC 2022 Incentive Award Plan
Securities Act	U.S. Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SNIA	SNIA S.p.A.
SNIA Litigation Guarantee	A first demand bank guarantee of €270.0 million in connection with the SNIA environmental litigation
Sorin	Sorin S.p.A.
Term Facilities	The Initial Term Facility, together with the Delayed Draw Term Facility

Abbreviation	Definition
TRD	Treatment-resistant depression - LivaNova’s RECOVER clinical study defines the patient population using the inclusion criteria for TRD, typically characterized by major depressive disorder that does not adequately respond to at least two different antidepressant treatments given at an appropriate dose and duration. As a result, the Company uses TRD in the context of the RECOVER study to maintain consistency with the study protocol approved by the U.S. Centers for Medicare and Medicaid Services. Meanwhile, the Company’s broader business and strategic communications reference DTD as the preferred disease state when speaking more broadly about depression treatment as it is a more inclusive and clinically evolving concept that encompasses patients whose depression continues to cause significant burden despite usual treatment efforts. References to either term in this filing are context-dependent but describe overlapping populations.
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
UK	United Kingdom
USD	U.S. dollar
VNS Therapy	LivaNova Vagus Nerve Stimulation Therapy

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
Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. Operating results for the six months ended June 30, 2025 are not necessarily indicative of future results, including the full fiscal year. Please also refer to the Company’s “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in LivaNova’s 2024 Form 10-K and in the Company’s Quarterly Reports on Form 10-Q.
Financial Information and Currency of Financial Statements
All of the financial information included in this Report has been prepared in accordance with U.S. GAAP. The reporting currency of the Company’s condensed consolidated financial statements is USD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$352,524	$318,575	$669,379	$613,487
Cost of sales	113,536	103,697	214,137	195,401
Gross profit	238,988	214,878	455,242	418,086
Operating expenses:
Selling, general, and administrative	137,780	125,131	266,926	250,812
Research and development	47,185	44,737	85,064	90,401
Other operating expenses	(160)	4,844	452	20,461
Operating income	54,183	40,166	102,800	56,412
SNIA environmental liability expense	(1,677)	—	(362,070)	—
Interest expense	(12,280)	(15,532)	(27,566)	(31,425)
Loss on debt extinguishment	(2,651)	—	(2,651)	(25,482)
Foreign exchange and other income/(expense)	(4,255)	(3,045)	7,161	(12,116)
Income (loss) before income tax	33,320	21,589	(282,326)	(12,611)
Income tax expense	6,151	5,227	17,807	12,944
Loss from equity method investments	(8)	(29)	(28)	(55)
Net income (loss)	$27,161	$16,333	$(300,161)	$(25,610)

Basic income (loss) per share	$0.50	$0.30	$(5.51)	$(0.47)
Diluted income (loss) per share	$0.50	$0.30	$(5.51)	$(0.47)

Shares used in computing basic income (loss) per share	54,577	54,238	54,502	54,202
Shares used in computing diluted income (loss) per share	54,708	54,591	54,502	54,202

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$27,161	$16,333	$(300,161)	$(25,610)
Other comprehensive income (loss):
Foreign currency translation adjustment	50,841	(7,613)	88,283	(24,936)
Other comprehensive income (loss), net of tax	50,841	(7,613)	88,283	(24,936)
Comprehensive income (loss)	$78,002	$8,720	$(211,878)	$(50,546)

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$593,638	$428,858
Restricted cash	—	294,698
Accounts receivable, net of allowance of $12,856 at June 30, 2025 and $11,275 at December 31, 2024	220,195	193,158
Inventories	165,350	147,566
Prepaid and refundable taxes	32,785	30,544
Prepaid expenses and other current assets	54,174	32,362
Total Current Assets	1,066,142	1,127,186
Property, plant, and equipment, net	195,418	170,260
Goodwill	793,365	750,006
Intangible assets, net	239,143	237,294
Operating lease assets	50,677	46,837
Investments	16,163	25,084
Deferred tax assets	109,810	111,855
Long-term derivative assets	21,658	23,735
Other assets	14,326	14,132
Total Assets	$2,506,702	$2,506,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current debt obligations	$82,133	$78,004
Accounts payable	86,934	69,726
Accrued liabilities and other	103,240	118,485
SNIA environmental liability	392,268	—
Current contingent consideration	48,265	—
Current litigation provision liability	12,171	12,918
Taxes payable	34,495	32,456
Accrued employee compensation and related benefits	67,594	80,536
Total Current Liabilities	827,100	392,125
Long-term debt obligations	348,489	549,624
Long-term contingent consideration	39,662	84,218
Deferred tax liabilities	11,392	10,915
Long-term operating lease liabilities	42,777	40,105
Long-term employee compensation and related benefits	13,651	12,847
Long-term derivative liabilities	48,093	51,819
Other long-term liabilities	52,699	44,478
Total Liabilities	1,383,863	1,186,131
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 55,498,718 shares issued and 54,590,282 shares outstanding at June 30, 2025; 54,437,670 shares issued and 54,348,542 shares outstanding at December 31, 2024	84,521	83,156
Additional paid-in capital	2,234,777	2,220,658
Accumulated other comprehensive income (loss)	8,113	(80,170)
Accumulated deficit	(1,203,411)	(903,250)
Treasury stock at cost, 908,436 ordinary shares at June 30, 2025; 89,128 ordinary shares at December 31, 2024	(1,161)	(136)
Total Stockholders’ Equity	1,122,839	1,320,258
Total Liabilities and Stockholders’ Equity	$2,506,702	$2,506,389
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	$(300,161)	$(25,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Remeasurement of derivative instruments	(27,260)	12,465
Stock-based compensation	16,957	18,425
Depreciation	13,293	12,441
Amortization of debt issuance costs	11,397	10,195
Amortization of intangible assets	8,656	8,615
Amortization of operating lease assets	7,762	4,377
Remeasurement of contingent consideration to fair value	3,709	272
Loss on investment revaluation - Ceribell, Inc.	3,622	—
Deferred income tax expense	2,763	5,556
Loss on debt extinguishment	2,651	25,482
Impairment of investment in ShiraTronics, Inc.	—	5,750
Other	968	704
Changes in operating assets and liabilities:
Accounts receivable, net	(13,672)	8,398
Inventories	(6,038)	(10,938)
Other current and non-current assets	35,540	(3,366)
Accounts payable and accrued current and non-current liabilities	(33,171)	(25,380)
Taxes payable	(897)	820
SNIA environmental liability	362,070	—
Litigation provision liability	(1,303)	5,131
Net cash provided by operating activities	86,886	53,337
Investing Activities:
Purchases of property, plant, and equipment	(25,937)	(18,554)
Proceeds from investments	6,522	—
Other	(181)	(378)
Net cash used in investing activities	(19,596)	(18,932)
Financing Activities:
Repayment of long-term debt obligations	(210,250)	(238,750)
Shares repurchased from employees for minimum tax withholding	(3,881)	(8,125)
Proceeds from long-term debt obligations	—	335,513
Payment of debt extinguishment costs	—	(38,953)
Purchase of capped calls	—	(31,637)
Proceeds from unwind of capped calls	—	22,523
Payment of contingent consideration	—	(13,750)
Payment of debt issuance costs	—	(5,698)
Proceeds from exercise of stock options	—	3,682
Other	728	472
Net cash (used in) provided by financing activities	(213,403)	25,277
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	16,195	(4,433)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(129,918)	55,249
Cash, cash equivalents, and restricted cash at beginning of period	723,556	577,872
Cash, cash equivalents, and restricted cash at end of period	$593,638	$633,121
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of LivaNova and the notes thereto as of and for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova as of December 31, 2024 has been derived from audited consolidated financial statements contained in LivaNova’s 2024 Form 10-K but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries for the three and six months ended June 30, 2025 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying LivaNova’s 2024 Form 10-K.
Cybersecurity Incident
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s information technology systems. As a result, the Company engaged external cybersecurity experts, coordinated with law enforcement, implemented remediation measures, and notified affected individuals and regulators as required by applicable law. The incident was contained, and the Company’s mitigation efforts are considered complete. For further discussion on legal and regulatory developments, refer to “Note 5. Commitments and Contingencies.”
Through June 30, 2025, LivaNova incurred direct costs totaling $13.0 million in connection with this cybersecurity incident, including $0.6 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $5.7 million for the six months ended June 30, 2025 and 2024, respectively. The total direct costs incurred primarily include external cybersecurity expert and legal fees, system restoration costs, and $1.2 million related to a class action settlement, and do not include business interruption losses. The Company may incur additional costs related to this incident in the future. LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that will likely limit the amount that the insurers may reimburse the Company. LivaNova has filed claims for insurance reimbursement of direct costs and business interruption losses related to this incident and has submitted additional claims and supplemental requests for reimbursement as new costs have been incurred. Through June 30, 2025, LivaNova has received $9.6 million, including $6.2 million in reimbursement of direct costs and $3.4 million in reimbursement of business interruption losses. For the three and six months ended June 30, 2025, LivaNova received $1.0 million and $1.2 million, respectively, in reimbursement of direct costs. The Company’s insurance coverage may be insufficient to cover all costs and expenses related to this cybersecurity incident or may be unavailable to cover all costs and expenses related to this cybersecurity incident.
Revision of Previously Issued Financial Statements
During the second quarter of 2025, the Company identified and corrected an immaterial error related to the classification of certain employee costs in the Cardiopulmonary segment between cost of sales and selling, general, and administrative expense in the consolidated statements of income (loss). This misclassification understated cost of sales and overstated selling, general, and administrative expense by equal and offsetting amounts, with no impact to operating income (loss) or net income (loss) for annual and interim periods for the years ended December 31, 2023 and 2024 and the three months ended March 31, 2025. The Company evaluated the error and determined that the related impact was not material to the consolidated statements of income for any prior period and had no impact on the consolidated balance sheets, statements of comprehensive income (loss), statements of cash flows, or statements of stockholders’ equity for any of the above periods. The Company has revised the previously issued condensed consolidated statements of income (loss) for the three and six months ended June 30, 2024 to correct for the error, and these revisions are reflected in this Form 10-Q. The Company will also correct previously reported financial information for this error in its future filings, as applicable. A summary of the corrections to the impacted financial statement line items in the previously issued consolidated statements of income (loss) and disaggregated Cardiopulmonary segment income disclosure for each affected period is presented in “Note 13. Revision of Previously Issued Financial Statements.”
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
LivaNova measures all outstanding derivatives each period-end at fair value and reports the fair value as either financial assets or liabilities on the condensed consolidated balance sheets. At the inception of the contract, the derivative is designated as either a freestanding derivative or a hedge. Derivatives that are not designated as hedging instruments are referred to as freestanding derivatives, with changes in fair value included in earnings. These derivatives are intended to serve as economic hedges and follow the cash flows of the economic hedged item. The cash flows from these derivative contracts are reported as operating activities in LivaNova’s condensed consolidated statements of cash flows. LivaNova had no designated hedging instruments as of June 30, 2025 and December 31, 2024.
Freestanding FX Derivatives
The gross notional amount of freestanding FX derivative contracts not designated as hedging instruments outstanding as of June 30, 2025 and December 31, 2024 was $427.8 million and $442.3 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. LivaNova recorded net gains of $15.0 million and $1.7 million for these freestanding derivatives for the three months ended June 30, 2025 and 2024, respectively. LivaNova recorded net gains of $25.4 million and $4.9 million for these freestanding derivatives for the six months ended June 30, 2025 and 2024, respectively. These amounts are included in foreign exchange and other income/(expense) in LivaNova’s condensed consolidated statements of income (loss).
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
The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

	Derivative Assets		Derivative Liabilities
June 30, 2025	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	$1,303
Capped call derivatives (2029 Notes)	Long-term derivative assets	21,658
Embedded derivative (2025 Notes)			Accrued liabilities and other	$1,363
Embedded derivative (2029 Notes)			Long-term derivative liabilities	48,093
FX derivative contracts	Prepaid expenses and other current assets	9,373	Accrued liabilities and other	6
Total derivatives not designated as hedging instruments		$32,334		$49,462
(1)For the classification of inputs used to evaluate the fair value of LivaNova’s derivatives, refer to “Note 3. Fair Value Measurements.”

	Derivative Assets		Derivative Liabilities
December 31, 2024	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	$2,624
Capped call derivatives (2029 Notes)	Long-term derivative assets	23,735
Embedded derivative (2025 Notes)			Accrued liabilities and other	$2,915
Embedded derivative (2029 Notes)			Long-term derivative liabilities	51,819
FX derivative contracts	Prepaid expenses and other current assets	738
Total derivatives not designated as hedging instruments		$27,097		$54,734
(1)For the classification of inputs used to evaluate the fair value of LivaNova’s derivatives, refer to “Note 3. Fair Value Measurements.”
Note 3. Fair Value Measurements
LivaNova reviews its fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities in the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 for the six months ended June 30, 2025 and 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the level in the fair value hierarchy at which the Company’s assets and liabilities are measured on a recurring basis (in thousands):

	Balance Sheet Location	June 30, 2025	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets:
Derivative assets - freestanding instruments (FX)	Prepaid expenses and other current assets	$9,373	$—	$9,373	$—
Derivative assets - capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	1,303	—	—	1,303
Derivative assets - capped call derivatives (2029 Notes)	Long-term derivative assets	21,658	—	—	21,658
		$32,334	$—	$9,373	$22,961
Liabilities:
Derivative liabilities - freestanding instruments (FX)	Accrued liabilities and other	$6	$—	$6	$—
Derivative liabilities - embedded derivative (2025 Notes)	Accrued liabilities and other	1,363	—	—	1,363
Derivative liabilities - embedded derivative (2029 Notes)	Long-term derivative liabilities	48,093	—	—	48,093
ImThera contingent consideration arrangement	Current contingent consideration	48,265	—	—	48,265
ImThera contingent consideration arrangement	Long-term contingent consideration	39,662	—	—	39,662
		$137,389	$—	$6	$137,383

	Balance Sheet Location	December 31, 2024	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets
Derivative assets - freestanding instruments (FX)	Prepaid expenses and other current assets	$738	$—	$738	$—
Derivative assets - capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	2,624	—	—	2,624
Derivative assets - capped call derivatives (2029 Notes)	Long-term derivative assets	23,735	—	—	23,735
Investment with readily determinable fair value	Investments	10,144	10,144	—	—
		$37,241	$10,144	$738	$26,359

Liabilities
Derivative liabilities - embedded derivative (2025 Notes)	Accrued liabilities and other	$2,915	$—	$—	$2,915
Derivative liabilities - embedded derivative (2029 Notes)	Long-term derivative liabilities	51,819	—	—	51,819
ImThera contingent consideration arrangement	Long-term contingent consideration	84,218	—	—	84,218
		$138,952	$—	$—	$138,952

Reconciliation of Level 3 Assets and Liabilities
The following tables present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30, 2025
	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	ImThera Contingent Consideration Liability
March 31, 2025	$805	$17,190	$874	$37,226	$85,140
Changes in fair value	498	4,468	489	10,867	2,787
June 30, 2025	$1,303	$21,658	$1,363	$48,093	$87,927

	Three Months Ended June 30, 2024
	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	Contingent Consideration Liability
March 31, 2024	$8,010	$33,607	$269	$10,632	$94,288	$80,769
Changes in fair value	(571)	(1,493)	6	(615)	1,104	405
June 30, 2024	$7,439	$32,114	$275	$10,017	$95,392	$81,174

	Six Months Ended June 30, 2025
	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	ImThera Contingent Consideration Liability
December 31, 2024	$2,624	$23,735	$2,915	$51,819	$84,218
Changes in fair value	(1,321)	(2,077)	(1,552)	(3,726)	3,709
June 30, 2025	$1,303	$21,658	$1,363	$48,093	$87,927

	Six Months Ended June 30, 2024
	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	Contingent Consideration Liability Arrangements
December 31, 2023	$38,496	$—	$275	$45,569	$—	$94,652
Additions	—	31,637	—	—	87,457	—
Cash receipt	(22,524)	—	—	—	—	—
Payment	—	—	—	(36,915)	—	(13,750)
Changes in fair value	(8,533)	477	—	1,363	7,935	272
June 30, 2024	$7,439	$32,114	$275	$10,017	$95,392	$81,174
Stock Price Volatility
The following table presents the stock price volatility utilized in determining the fair value of LivaNova’s capped call derivative assets and embedded derivative liabilities:

Stock Price Volatility (1)	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)
June 30, 2025	44%	39%	44%	39%
December 31, 2024	37%	35%	37%	35%

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
Contingent Consideration Arrangement
The ImThera business combination involved contingent consideration arrangements comprised of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnouts are valued using projected sales from LivaNova’s internal strategic plan. These arrangements are Level 3 fair value measurements and included the following significant unobservable inputs as of June 30, 2025:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	6.4%
		Probability of payment	85%
		Projected payment year	2026

Sales-based earnout	Monte-Carlo simulation	Risk-adjusted discount rate	13.4% - 13.6%
		Credit risk discount rate	6.7% - 7.5%
		Revenue volatility	22.9%
		Probability of payment	85%
		Projected years of earnout	2027 - 2030
Note 4. Financing Arrangements
The following table presents a summary of LivaNova’s long-term debt obligations (in thousands, except interest rates):

	June 30, 2025	December 31, 2024	Maturity	Interest Rate
Term Facilities	$107,722	$313,014	July 2027	7.36%
2029 Notes	266,569	258,043	March 2029	2.50%
2025 Notes	55,713	53,887	December 2025	3.00%
Bank of America, U.S.	—	1,500
Other	588	519
Total long-term facilities	430,592	626,963
Less: Current portion of long-term debt	82,103	77,339
Total long-term debt obligations	$348,489	$549,624
Revolving Credit and Term Facilities
The outstanding principal amount of LivaNova’s short-term unsecured revolving credit agreements and other agreements with various banks was $30 thousand and $0.7 million at June 30, 2025 and December 31, 2024, respectively.
There were no outstanding borrowings under the $225.0 million revolving facilities under the 2021 First Lien Credit Agreement as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the applicable commitment fee percentage was 0.25% per annum and 0.5% per annum, respectively. As of June 30, 2025, the Company was in compliance with the financial covenants contained in the 2021 First Lien Credit Agreement.
Debt discount and issuance costs related to the Initial Term Facility were $9.6 million. The unamortized debt discount and issuance costs related to the Initial Term Facility were $1.3 million and $4.8 million as of June 30, 2025 and December 31, 2024, respectively.
On May 2, 2025, LivaNova made an early repayment of $200 million on principal borrowings under the Term Facilities. The early repayment resulted in a loss on debt extinguishment of $2.7 million recognized for the three and six months ended June

30, 2025, associated with the write-off of unamortized debt issuance costs, and is included within loss on debt extinguishment on the condensed consolidated statements of income (loss).
2029 Notes
The effective interest rate of the 2029 Notes was 9.84% as of June 30, 2025. The unamortized debt discount and issuance costs related to the 2029 Notes as of June 30, 2025 and December 31, 2024 were $78.4 million and $87.0 million, respectively. As of June 30, 2025, the conditions for conversion were not met. The Company included its obligations from the 2029 Notes and the associated embedded derivative as long-term liabilities on the condensed consolidated balance sheet as of June 30, 2025, and the 2029 Notes are not convertible for the three months ended September 30, 2025. For additional information regarding the 2029 Notes, refer to LivaNova’s 2024 Form 10-K.
2025 Notes
The effective interest rate of the 2025 Notes was 9.92% as of June 30, 2025. The unamortized debt discount and issuance costs related to the 2025 Notes as of June 30, 2025 and December 31, 2024 were $1.8 million and $3.6 million, respectively. As of June 30, 2025, the conditions for exchange were not met. The Company included its obligations from the 2025 Notes and the associated embedded derivative as current liabilities on the condensed consolidated balance sheet as of June 30, 2025. The 2025 Notes are not currently exchangeable, but will be exchangeable at the holder’s option, without any additional conditions, from September 15, 2025 through the second scheduled trading day immediately preceding the maturity date of the 2025 Notes. For additional information regarding the 2025 Notes, refer to LivaNova’s 2024 Form 10-K.
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
In 2020, LSM received correspondence from ISIN requesting that, within five years, LSM demonstrate the financial capacity to meet its obligations under Italian law to clean and dismantle any contaminated buildings and equipment, as well as to deliver hazardous substances to a national repository. The national repository will be built by the Italian government at a location and time yet to be determined. ISIN subsequently published Technical Guide n. 30, which identifies the technical criteria and general safety and protection requirements for the design, construction, operation, and dismantling of temporary storage facilities for the hazardous substances.
Although there is no legal obligation to deliver any hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of June 30, 2025 was $40.4 million (€34.5 million), which represented the estimated low end of the range of loss, with an estimated maximum end of the range of loss of $55.3 million (€47.2 million). The estimated liability as of December 31, 2024 was $36.7 million (€35.4 million).
SNIA Environmental Litigation
Sorin was created as a result of a spin-off from SNIA in 2004, and in 2015, Sorin was merged into LivaNova. SNIA subsequently became insolvent, and the Public Administrations sought compensation from SNIA in an aggregate amount of approximately $4.0 billion for remediation costs relating to the environmental damage at chemical sites previously operated by SNIA’s other subsidiaries.
There are proceedings relating to the SNIA bankruptcy to which LivaNova is not a party in the Bankruptcy Court of Udine and the Bankruptcy Court of Milan. In 2011, the Bankruptcy Court of Udine held that the Public Administrations were not creditors of either SNIA or its subsidiaries in connection with their claims in the Italian insolvency proceedings. The Public Administrations appealed. In 2016, the Court of Udine rejected the appeal, and the Public Administrations appealed to the Italian Supreme Court. Similarly, in 2014, the Bankruptcy Court of Milan held that the Public Administrations were not creditors of either SNIA or its subsidiaries. The Public Administrations appealed. In April 2022, the Bankruptcy Court of Milan declared the Public Administrations to be a non-privileged creditor of SNIA for up to €453.6 million ($531.4 million as of June 30, 2025), and the Public Administrations appealed to the Italian Supreme Court.

In 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations further requiring the Public Administrations to pay Sorin €292,000 ($342,109 as of June 30, 2025) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal. On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the spin-off of Sorin from SNIA in 2004, an estimated €572.1 million ($670.3 million as of June 30, 2025). LivaNova appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of €453.6 million ($531.4 million as of June 30, 2025). LivaNova appealed the decision on damages in December 2021. On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision was reached on the appeal to the Italian Supreme Court. This suspension was subject to LivaNova providing a first demand bank guarantee of €270.0 million ($316.3 million as of June 30, 2025) within 30 calendar days, and on March 21, 2022, LivaNova delivered the SNIA Litigation Guarantee, thereby satisfying the condition.
In 2022, in response to one of a number of appeals asserted by LivaNova, the Italian Supreme Court issued an ordinance, a procedural document, whereby the Italian Supreme Court referred a question on the interpretation of a European directive on demergers to the ECJ. Specifically, the ordinance asked the ECJ to provide a binding decision as to whether a company resulting from a demerger can be held jointly and severally liable not only for the established liabilities of the demerged company that were articulated at the time of demerger, but also for the environmental liabilities of the demerged company that materialized after the demerger which are derived from actions performed prior to the demerger. On July 29, 2024, the ECJ issued a judgment in response to the ordinance. The ECJ judgment states that a demerged company can be held responsible for liabilities not established prior to a demerger as long as the liabilities derive from the conduct of a demerged company prior to the demerger. The ECJ judgment also states that national law should determine whether liability for damages stemming from conduct after a demerger can be assigned to a demerged company.
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger, as well as the environmental liabilities of the demerged company that materialized after the demerger, which are derived from actions performed prior to the demerger; however, the Italian Supreme Court also ruled that the Company should not be held responsible for certain payments previously approved by the Court of Appeal in the amount of €157.3 million ($184.3 million as of June 30, 2025). The case has been referred back to the Court of Appeal to implement the decisions respecting costs and damages in accordance with the judgment of the Italian Supreme Court.
As a result of the decision by the Italian Supreme Court, the Company recorded a current liability in the first quarter of 2025 and has continued to accrue interest on the liability since that time. As of June 30, 2025, the Company has a current liability of €334.8 million ($392.3 million) on the condensed consolidated balance sheet, representing its best estimate of the liability, inclusive of estimated costs, fees, interest, and taxes. These estimated costs do not include the Company’s legal fees, which are expensed as incurred and included in SG&A in LivaNova’s condensed consolidated statements of income (loss). The Company has determined that it has sufficient resources to cover the liability as of June 30, 2025.
On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information on the financing of the guarantee, refer to “Note 11. Supplemental Financial Information.”
On May 15, 2025, as a procedural step outlined above, the Ministry served the Company with a filing to return the proceedings to the Court of Appeal. In addition to seeking return of the case to the Court of Appeal, the Ministry asserted that the Court of Appeal forego an examination of the amounts disapproved by the Italian Supreme Court and instead impose costs of approximately €108.8 million at a minimum. These assertions are counter to the decision of the Italian Supreme Court’s judgment, which disapproved costs of €157.3 million ($184.3 million as of June 30, 2025). The Ministry’s filing is not a legal judgment or demand for payment. The Company disagrees with the assertions made in the Ministry’s filing and believes they contradict the decisions of the Italian Supreme Court. The Company intends to challenge the Ministry’s assertions and purported costs and to defend its position in accordance with the Italian Supreme Court’s judgment. The Company continues to believe that its recorded liability remains the best estimate of the liability associated with the SNIA matter, and, as such, no adjustments were made to the accrual in response to the filing on May 15, 2025. A hearing has been scheduled for January 28, 2026.

Product Liability Litigation
The Company continues to be involved in litigation involving LivaNova’s 3T device. The litigation includes the cases remaining in the MDL, various U.S. state court cases, and claims in jurisdictions outside the United States. As of August 6, 2025, the Company was aware of approximately 60 filed and unfiled claims worldwide. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
For the three and six months ended June 30, 2025, LivaNova recorded an additional liability of $0.1 million and $0.6 million, respectively, upon receiving new information regarding the nature of certain claims. As of June 30, 2025 and December 31, 2024, the provision for these matters was $15.4 million and $15.8 million, respectively. While the amount accrued represents LivaNova’s best estimate for those worldwide filed and unfiled claims of which LivaNova is aware and believes are both probable and estimable at this time, the actual liability for resolution of these matters may vary from the Company’s provision. A provision has not been recorded for any claims where a potential loss is not determined to be probable, or a potential loss or range of potential loss is not reasonably estimable at this time.
The following table presents the changes in the litigation provision liability for the six months ended June 30, 2025 (in thousands):

As of December 31, 2024	$15,843
Payments	(1,932)
Adjustments (1)	629
FX and other	904
As of June 30, 2025	15,444
Less: Current portion as of June 30, 2025	12,171
Long-term portion as of June 30, 2025 (2)	$3,273
(1)Adjustments to the litigation provision are included in other operating expenses on the condensed consolidated statements of income (loss).
(2)Included in other long-term liabilities on the condensed consolidated balance sheets.
Italian MedTech Payback Measure
In 2015, the Italian Parliament introduced a law regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a payback measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In August 2022, a decree was published which provided guidance and timetables for the payback measure. In response, LivaNova filed an appeal at the Administrative Court against the decree of the Ministry of Health, assessing the amount payable and against the payback law. LivaNova also filed appeals against the regions requesting payments. In August 2023, the Administrative Court upheld LivaNova’s request to suspend the effect of the requests for payment by the regions, pending the decision by the Administrative Court on the merits of the case. In November 2023, the Administrative Court, in a separate matter, asked the Constitutional Court whether the payback law was compliant with the Italian Constitution and pending the decision by the Constitutional Court, all cases brought by medical device companies in this matter were suspended. On July 22, 2024, the Constitutional Court determined that the payback law is compliant with the Italian Constitution and that companies may reduce their payment obligations between 2015-2018 to 48% of the amount originally charged to companies. On June 30, 2025, the Italian Government introduced a decree that, if converted to law, would allow companies to settle their 2015-2018 payment obligations by paying 25% of the originally requested amounts if those companies were to withdraw any outstanding appeals related to that period and remit payment within 30 days of the law entering into force. The Company is evaluating the decree, which is expected to become effective during the third quarter of 2025. Based on market and product information and the 48% ruling by the Constitutional Court, the amount reserved for this matter was $19.7 million and $16.0 million as of June 30, 2025 and December 31, 2024, respectively, and is included in accrued liabilities and other in the condensed consolidated balance sheets. However, the actual liability could vary. Amounts recognized associated with the Italian MedTech payback measure are recorded as a reduction to net revenue in the condensed consolidated statements of income (loss).
Cyber Litigation
In connection with the cybersecurity incident initially reported on November 20, 2023, LivaNova USA was named as a defendant in six putative class action lawsuits filed in the United States District Court for the Southern District of Texas in June

and July 2024. Those cases were consolidated in a single action, and the plaintiffs filed against LivaNova USA a consolidated class action complaint, which asserted claims of negligence, breach of contract, and violation of various state consumer protection laws. The plaintiffs sought damages, equitable/injunctive relief, and attorney’s fees, costs, and expenses, among other relief. The parties entered into mediation and agreed to a class action settlement, with respect to which the Company recorded an accrual of $1.2 million for the quarter ended September 30, 2024. The class action settlement received approval from the court on April 4, 2025 and is now final. The Company expects all settlement administration activities to be completed in 2025.
In addition, HHS’s Office for Civil Rights is investigating the incident pursuant to its authority to enforce the HIPAA rules regarding privacy, security, and breach notification. The Office for Civil Rights issued a request for information regarding the Company’s response to the incident and the Company’s compliance with HIPAA rules, to which the Company responded. The Office for Civil Rights may issue additional requests for information and documentation. In connection with its investigation, the Office for Civil Rights may, among other measures, seek to impose civil monetary penalties against LivaNova and seek to require that the Company implement a corrective action plan. Furthermore, the Company has received, and may receive in the future, additional government requests for information about the incident, to which LivaNova will respond. For example, the Italian data protection authority recently requested that LivaNova provide certain information regarding the incident, and the Company responded to the request.
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
Note 6. Stockholders’ Equity
The tables below present the condensed consolidated statements of stockholders’ equity as of and for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
March 31, 2025	55,441	$84,446	$2,224,578	$(1,426)	$(42,728)	$(1,230,572)	$1,034,298
Stock-based compensation plans	58	75	10,199	265	—	—	10,539
Net income	—	—	—	—	—	27,161	27,161
Other comprehensive income	—	—	—	—	50,841	—	50,841
June 30, 2025	55,499	$84,521	$2,234,777	$(1,161)	$8,113	$(1,203,411)	$1,122,839

March 31, 2024	54,296	$82,975	$2,192,676	$(481)	$(45,206)	$(1,008,427)	$1,221,537
Stock-based compensation plans	108	95	11,904	286	—	—	12,285
Net income	—	—	—	—	—	16,333	16,333
Other comprehensive loss	—	—	—	—	(7,613)	—	(7,613)
June 30, 2024	54,404	$83,070	$2,204,580	$(195)	$(52,819)	$(992,094)	$1,242,542

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2024	54,438	$83,156	$2,220,658	$(136)	$(80,170)	$(903,250)	$1,320,258
Issuance of shares - EBT	1,000	1,290	—	(1,290)	—	—	—
Stock-based compensation plans	61	75	14,119	265	—	—	14,459
Net loss	—	—	—	—	—	(300,161)	(300,161)
Other comprehensive income	—	—	—	—	88,283	—	88,283
June 30, 2025	55,499	$84,521	$2,234,777	$(1,161)	$8,113	$(1,203,411)	$1,122,839

December 31, 2023	53,942	$82,533	$2,189,517	$(55)	$(27,883)	$(966,484)	$1,277,628
Issuance of shares - EBT	350	440	—	(440)	—	—	—
Stock-based compensation plans	112	97	15,063	300	—	—	15,460
Net loss	—	—	—	—	—	(25,610)	(25,610)
Other comprehensive loss	—	—	—	—	(24,936)	—	(24,936)
June 30, 2024	54,404	$83,070	$2,204,580	$(195)	$(52,819)	$(992,094)	$1,242,542

The tables below present the change in AOCI, net of tax, and the reclassifications out of AOCI into net income for the six months ended June 30, 2025 and 2024 (in thousands):

Foreign Currency Translation Adjustments (1)
December 31, 2024	$(80,170)
Other comprehensive income before reclassifications, before tax	88,283
Tax expense	—
Other comprehensive income net of reclassifications, before tax	88,283
Net current-period other comprehensive income, net of tax	88,283
June 30, 2025	$8,113
(1)Taxes were not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

Foreign Currency Translation Adjustments (1)
December 31, 2023	$(27,883)
Other comprehensive loss before reclassifications, before tax	(24,936)
Tax expense	—
Other comprehensive loss before reclassifications, net of tax	(24,936)
Net current-period other comprehensive loss, net of tax	(24,936)
June 30, 2024	$(52,819)
(1)Taxes were not provided for foreign currency translation adjustments as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 7. Stock-Based Incentive Plans
Stock-Based Plans
On June 11, 2025, the Company’s shareholders approved the 2025 Director Incentive Plan and the Second A&R 2022 Plan. The 2025 Director Incentive Plan provides equity-based compensation to non-executive directors by making available a total of 300,000 shares for awards granted on or after the date on which the 2025 Director Incentive Plan was approved by the

Company’s shareholders. The 2025 Director Incentive Plan is intended to be the successor to the 2015 Plan. No further awards may be made under the 2015 Plan, although any outstanding awards under the 2015 Plan will continue to remain in full force and effect. The Second A&R 2022 Plan provides for an aggregate of 2,200,000 shares that can be issued pursuant to awards granted on or after the date on which the Second A&R 2022 Plan was approved by the Company’s shareholders. The other terms of the Second A&R 2022 Plan, including its expiration date, remain unchanged from the A&R 2022 Plan. As of June 30, 2025, under the 2025 Director Incentive Plan, there were 261,983 shares available for future grants to LivaNova’s non-executive directors, and under the Second A&R 2022 Plan, there were 2,200,000 shares available for future grants to LivaNova’s employees.
For the six months ended June 30, 2025, LivaNova issued stock-based compensatory awards to its employees and Board of Directors with terms approved by the Compensation and Human Capital Management Committee of LivaNova’s Board of Directors and LivaNova’s Board of Directors, respectively. The employee awards with service conditions generally vest ratably over three years for RSUs and four years for SARs, and are subject to forfeiture unless service conditions are met. The employee market performance-based awards that were issued cliff vest after three years, subject to the rank of LivaNova’s total shareholder return for the three-year period ending December 31, 2027, relative to the total shareholder returns of the S&P Healthcare Equipment Select Industry Index. The employee adjusted free cash flow and return on invested capital operating performance-based awards that were issued cliff vest after three years, subject to the achievement of certain thresholds of cumulative results for the three-year period ending December 31, 2027. The Board of Director RSU awards with service conditions generally vest ratably over one year. Compensation expense related to awards granted during 2025 for the three and six months ended June 30, 2025 was $2.1 million and $2.3 million, respectively.
Stock-Based Compensation Expense
The following table presents the amounts of stock-based compensation expense recognized in LivaNova’s condensed consolidated statements of income (loss) by type of arrangement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service-based RSUs	$4,521	$4,300	$8,069	$9,374
Service-based SARs	3,381	3,240	6,134	6,523
Market performance-based RSUs	515	(13)	929	1,046
Operating performance-based RSUs	461	416	1,282	864
Employee share purchase plan	296	256	543	618
	$9,174	$8,199	$16,957	$18,425
Stock-based compensation agreements issued for the six months ended June 30, 2025, representing potential shares and their weighted average grant date fair values by type, are as follows (shares in thousands, fair value in dollars):

	Six Months Ended June 30, 2025
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	1,038,444	$17.87
Service-based RSUs	553,129	39.59
Market performance-based RSUs	82,009	41.51
Operating performance-based RSUs	92,630	39.59
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
LivaNova’s effective income tax rate for the three and six months ended June 30, 2025 was 18.5% and (6.3)%, respectively, compared to 24.2% and (102.6)% for the three and six months ended June 30, 2024, respectively. The changes in the effective tax rates for the three and six months ended June 30, 2025, compared to the prior year periods, were primarily attributable to year-over-year changes in income before tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability, and changes in valuation allowances.
LivaNova is subject to income taxes as well as non-income-based taxes in the U.S., the UK, the EU, and various other jurisdictions. In June 2025, the Group of Seven released a statement on global minimum taxes indicating potential changes to substance-based non-refundable tax credits. The statement has not been incorporated into the OECD framework, and LivaNova will continue to monitor OECD and Pillar Two guidance for any new developments. On July 4, 2025, the U.S. enacted the OBBBA. Provisions of the OBBBA applicable to LivaNova include, but are not limited to, the elective deduction of domestic research and development expenses, changes to interest deductions, changes to Foreign-Derived Deduction Eligible Income, and the permanent reinstatement of bonus depreciation. LivaNova is still evaluating the potential impacts of the OBBBA. LivaNova will continue to monitor legislative developments in the U.S., the UK, the EU, and various other jurisdictions that may impact LivaNova’s operations.
Note 9. Income (Loss) Per Share
The following table presents basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic income (loss) per share	$0.50	$0.30	$(5.51)	$(0.47)
Diluted income (loss) per share	0.50	0.30	(5.51)	(0.47)
The following table presents the reconciliations of net income (loss) and weighted average shares outstanding used in the calculations of basic and diluted income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator (1):
Net income (loss) - basic and diluted	$27,161	$16,333	$(300,161)	$(25,610)

Denominator:
Weighted average shares outstanding - basic	54,577	54,238	54,502	54,202
Add: Dilutive effect of share-based compensation and convertible debt instruments (1) (2)	131	353	—	—
Weighted average shares outstanding - diluted	54,708	54,591	54,502	54,202
(1)For the three and six months ended June 30, 2025, the 2029 Notes were outstanding and potentially dilutive securities, but were excluded from the computation of diluted income (loss) per share because their effect would have been anti-dilutive.
(2)Excluded from the computation of diluted income (loss) per share were shares underlying stock options, SARs, and RSUs totaling 0.6 million and 2.2 million for the three months ended June 30, 2025 and 2024, respectively, and 3.0 million and 4.4 million for the six months ended June 30, 2025 and 2024, respectively, because to include them would have been anti-dilutive under the treasury stock method.
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
LivaNova operates under three geographic regions: U.S., Europe, and Rest of World. The following table presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cardiopulmonary
United States	$71,243	$64,873	$132,077	$115,450
Europe (1)	49,046	38,567	93,553	79,493
Rest of World (1)	78,983	70,274	149,962	134,662
	199,272	173,714	375,592	329,605
Neuromodulation
United States	117,226	111,683	225,560	217,612
Europe (1)	17,730	15,590	32,924	28,997
Rest of World (1)	16,714	15,603	32,079	30,139
	151,670	142,876	290,563	276,748
Other Revenue (2)	1,582	1,985	3,224	7,134
Totals (3)
United States	188,474	179,537	357,638	340,157
Europe (1)	66,776	51,258	126,477	105,599
Rest of World (1)	97,274	87,780	185,264	167,731
	$352,524	$318,575	$669,379	$613,487
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other Revenue” includes rental and site services income not allocated to segments. In addition, for the three and six months ended June 30, 2024, “Other Revenue” includes revenue from the Company’s former ACS reportable segment.
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

The following table presents a reconciliation of segment income to consolidated income (loss) before tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cardiopulmonary	$31,407	$19,627	$56,098	$34,338
Neuromodulation	56,020	54,812	108,373	101,490
Segment income	87,427	74,439	164,471	135,828
Other expense	(33,244)	(34,273)	(61,671)	(79,416)
Operating income	54,183	40,166	102,800	56,412
SNIA environmental liability expense	(1,677)	—	(362,070)	—
Interest expense (1)	(12,280)	(15,532)	(27,566)	(31,425)
Loss on debt extinguishment	(2,651)	—	(2,651)	(25,482)
Foreign exchange and other income/(expense)	(4,255)	(3,045)	7,161	(12,116)
Income (loss) before tax	$33,320	$21,589	$(282,326)	$(12,611)
(1)“Interest expense” includes contractual interest expense associated with LivaNova’s short- and long-term financing arrangements and the amortization of debt discount and issuance costs of $5.7 million and $11.4 million for the three and six months ended June 30, 2025, respectively, and $5.3 million and $10.2 million for the three and six months ended June 30, 2024, respectively.
The following tables present the components of segment income, including significant expenses, of LivaNova’s reportable segments (in thousands):

	Cardiopulmonary		Neuromodulation
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$199,272	$173,714	$151,670	$142,876
Less:
Cost of sales	95,465	86,606	14,769	12,203
Selling, general, and administrative	56,012	50,941	51,097	46,099
Research and development	16,465	13,835	29,784	29,762
3T litigation provision	(77)	2,705	—	—
	$31,407	$19,627	$56,020	$54,812

	Cardiopulmonary		Neuromodulation
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$375,592	$329,605	$290,563	$276,748
Less:
Cost of sales	180,385	162,885	28,155	22,531
Selling, general, and administrative	109,971	97,504	98,667	91,793
Research and development	28,509	25,781	55,368	60,934
3T litigation provision	629	9,097	—	—
	$56,098	$34,338	$108,373	$101,490
The following table presents assets by reportable segment (in thousands):

	June 30, 2025	December 31, 2024
Cardiopulmonary	$1,013,888	$900,672
Neuromodulation	637,717	640,956
Other assets (1)	855,097	964,761
	$2,506,702	$2,506,389
(1)“Other assets” primarily includes corporate assets not allocated to segments.

The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cardiopulmonary	$8,767	$7,526	$13,936	$11,274
Neuromodulation	4,217	725	6,250	1,001
Other capital expenditures (1)	4,389	5,500	7,491	7,923
	$17,373	$13,751	$27,677	$20,198
(1)“Other capital expenditures” primarily includes corporate capital expenditures not allocated to segments.
The following table presents changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2025 (in thousands):

	Cardiopulmonary	Neuromodulation	Total
December 31, 2024	$351,252	$398,754	$750,006
Foreign currency adjustments	43,359	—	43,359
June 30, 2025	$394,611	$398,754	$793,365
Geographic Information
The following table presents property, plant, and equipment, net by geographic region (in thousands):

	June 30, 2025	December 31, 2024
United States	$70,226	$65,170
Europe	110,673	94,394
Rest of World	14,519	10,696
	$195,418	$170,260
Note 11. Supplemental Financial Information
The following table presents the components of inventories (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$77,047	$71,949
Work-in-process	16,333	12,322
Finished goods	71,970	63,295
	$165,350	$147,566
As of June 30, 2025 and December 31, 2024, inventories included adjustments totaling $21.8 million and $16.4 million, respectively, to record balances at the lower of cost or net realizable value.

The following table presents the components of accrued liabilities and other (in thousands):

	June 30, 2025	December 31, 2024
Italian MedTech payback measure	$19,690	$15,981
Legal and professional costs	18,972	17,379
Contract liabilities	11,176	10,848
Operating lease liabilities	9,380	9,040
Interest payable	5,245	9,479
Provisions for agents, returns, and other	4,869	6,744
Royalty accrual	4,771	4,466
Research and development costs	1,711	6,167
Current derivative liabilities	1,369	2,915
Restructuring liabilities	—	2,003
Other accrued expenses	26,057	33,463
	$103,240	$118,485
As of June 30, 2025 and December 31, 2024, contract liabilities totaling $15.8 million and $14.7 million, respectively, were included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.
The following table presents the items included in foreign exchange and other income/(expense) on the condensed consolidated statements of income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Embedded derivative fair value adjustment (2025 Notes) (1)	$(489)	$615	$1,552	$(1,363)
Embedded derivative fair value adjustment (2029 Notes) (1)	(10,867)	(1,104)	3,726	(7,935)
Capped call fair value adjustment (2025 Notes) (1)	498	(571)	(1,321)	(8,533)
Capped call fair value adjustment (2029 Notes) (1)	4,468	(1,493)	(2,077)	477
Investment revaluation - Ceribell, Inc. (2)	(1,008)	—	(3,622)	—
Impairment of investment in ShiraTronics, Inc. (3)	—	(5,750)	—	(5,750)
Interest income	4,183	7,337	10,626	14,358
FX fluctuations	(1,240)	(2,183)	(1,850)	(3,105)
Other	200	104	127	(265)
	$(4,255)	$(3,045)	$7,161	$(12,116)
(1)Refer to “Note 3. Fair Value Measurements.”
(2)During the second quarter of 2025, LivaNova liquidated its investment in Ceribell, Inc., consisting of 391,952 common shares, in a series of transactions with an average sales price of $16.69 per common share, resulting in net proceeds of $6.5 million from an initial investment in 2018 of $3.0 million.
(3)Impairment of equity investment related to LivaNova’s preferred share ownership converting into common stock of ShiraTronics, Inc. during the second quarter of 2024.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the amounts shown on the condensed consolidated statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$593,638	$428,858
Restricted cash (1)	—	294,698
	$593,638	$723,556
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
Note 13. Revision of Previously Issued Financial Statements
As discussed in “Note 1. Unaudited Condensed Consolidated Financial Statements,” the Company identified and corrected an immaterial error related to the classification of certain employee costs in the Cardiopulmonary segment between cost of sales and selling, general, and administrative expense in the consolidated statements of income (loss).
The following tables present a summary of the corrections to the impacted financial statement line items in the Company’s financial statements previously issued in the Annual Report on Form 10-K and unaudited Quarterly Reports on Form 10-Q (in thousands):

	Twelve Months Ended December 31, 2024			Twelve Months Ended December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of sales	$382,564	$17,389	$399,953	$382,295	$15,430	$397,725
Gross profit	870,873	(17,389)	853,484	771,250	(15,430)	755,820
Selling, general, and administrative	526,265	(17,389)	508,876	518,129	(15,430)	502,699

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of sales	$96,080	$4,521	$100,601	$87,522	$4,182	$91,704
Gross profit	220,775	(4,521)	216,254	207,390	(4,182)	203,208
Selling, general, and administrative	133,667	(4,521)	129,146	129,863	(4,182)	125,681

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of sales	$99,710	$3,987	$103,697	$187,232	$8,169	$195,401
Gross profit	218,865	(3,987)	214,878	426,255	(8,169)	418,086
Selling, general, and administrative	129,118	(3,987)	125,131	258,981	(8,169)	250,812

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of sales	$92,856	$4,235	$97,091	$280,088	$12,404	$292,492
Gross profit	225,264	(4,235)	221,029	651,519	(12,404)	639,115
Selling, general, and administrative	131,661	(4,235)	127,426	390,642	(12,404)	378,238
The following tables present a summary of the correction to the impacted Cardiopulmonary disaggregated segment income table line items in “Note 17. Geographic and Segment Information” and “Note 10. Geographic and Segment Information” previously included in the 2024 Annual Report on Form 10-K and in the unaudited March 31, 2025 Quarterly Report on Form 10-Q, respectively (in thousands):

	Twelve Months Ended December 31, 2024			Twelve Months Ended December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of sales	$316,937	$17,389	$334,326	$290,929	$15,430	$306,359
Selling, general, and administrative	217,136	(17,389)	199,747	207,001	(15,430)	191,571

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of sales	$80,399	$4,521	$84,920	$72,097	$4,182	$76,279
Selling, general, and administrative	58,480	(4,521)	53,959	50,745	(4,182)	46,563

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
In addition, the impact that the imposition of tariffs and changes to global trade policies could have on the Company’s results of operations is uncertain. A significant number of LivaNova’s Cardiopulmonary products and component parts are sourced and produced outside of the U.S., including in Italy and Germany. Similarly, LivaNova manufactures its Neuromodulation products in the U.S., which are then often distributed internationally. For additional information, see (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Report and the Company’s other Quarterly Reports on Form 10-Q and (2) “Part I, Item 1A. Risk Factors” of the Company’s 2024 Form 10-K.
Cybersecurity Incident
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s information technology systems. As a result, the Company engaged external cybersecurity experts, coordinated with law enforcement, implemented remediation measures, and notified affected individuals and regulators as required by applicable law. The incident was contained, and the Company’s mitigation efforts are considered complete. For further discussion on legal and regulatory developments, refer to “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
Through June 30, 2025, LivaNova incurred direct costs totaling $13.0 million in connection with this cybersecurity incident, including $0.6 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $5.7 million for the six months ended June 30, 2025 and 2024, respectively. The total direct costs incurred primarily include external cybersecurity expert and legal fees, system restoration costs, and $1.2 million related to a class action settlement, and do not include business interruption losses. The Company may incur additional costs related to this incident in the future. LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that will likely limit the amount that the insurers may reimburse the Company. LivaNova has filed claims for insurance reimbursement of direct costs and business interruption losses related to this incident and has submitted additional claims and supplemental requests for reimbursement as new costs have been incurred. Through June 30, 2025, LivaNova has received $9.6 million, including $6.2 million in reimbursement of direct costs and $3.4 million in reimbursement of business interruption losses. For the three and six months ended June 30, 2025, LivaNova received $1.0 million and $1.2 million, respectively, in reimbursement of direct costs. The Company’s insurance coverage may be insufficient to cover all costs and expenses related to this cybersecurity incident or may be unavailable to cover all costs and expenses related to this cybersecurity incident.

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
Epilepsy
LivaNova’s principal Neuromodulation product, the VNS Therapy System, is designed as an adjunctive treatment to reduce seizures in people with DRE, and is approved in many jurisdictions globally, including in the U.S. for patients 4 years of age or older with partial onset seizures. The VNS Therapy System consists of an implantable pulse generator and connective lead that stimulates the left vagus nerve, surgical equipment to assist with the implant procedure, and equipment and instruction manuals that enable a treating physician to set parameters for a patient’s pulse generator. The lead does not need to be removed to replace a generator with a depleted battery.
In June 2025, the Company announced the completion of the CORE-VNS study, evaluating comprehensive outcomes of real-world evidence for more than 800 people with drug-resistant epilepsy treated with VNS Therapy worldwide. With the clinical study report now complete, the final 36-month data further validate the effectiveness of VNS Therapy for severe focal seizures in both children and adults with DRE and demonstrate early and lasting outcomes of adjunctive VNS Therapy on severe focal seizures in pediatric and adult patients. Additionally, LivaNova announced that 24-month data on generalized tonic-clonic seizures in people with DRE from the CORE-VNS three-year study have been published in Epilepsia.
Obstructive Sleep Apnea
The Neuromodulation segment is also engaged in the development and management of clinical testing for LivaNova’s aura6000 System for treating OSA. The aura6000 device stimulates the hypoglossal nerve, which engages specific tongue and palate muscles to open the airway while a patient sleeps.
In May 2025, the Company announced the 12-month top-line data from its OSPREY clinical trial, evaluating outcomes with the aura6000 System for the treatment of moderate to severe OSA. At 12 months of therapy, the treatment arm responder rate was 65%, with responders defined as those who realized at least a 50% improvement from the baseline AHI and an AHI value below 20. When comparing baseline median values to six and 12 months of therapy (assessed at the seven- and 13-month follow-up visits, respectively), OSPREY subjects showed significant reductions in AHI and ODI over time. Further, after 12 months of treatment, OSPREY subjects in the device stimulation group experienced clinically meaningful improvements in the Epworth Sleepiness Scale and the Functional Outcomes of Sleep Questionnaire.
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
In June 2024, the Company announced the preliminary results for the unipolar patient cohort of the RECOVER clinical study, assessing the use of VNS Therapy for TRD. The study did not meet its primary endpoint for the unipolar cohort; however, statistical significance and clinically meaningful benefit were achieved in select secondary endpoints as detailed in two articles published in a peer-reviewed journal in December 2024. Three subsequent peer-reviewed articles, published between March and July 2025, evaluated the sensitivity of symptom measures and demonstrated that symptoms, daily function, and quality of life, taken together as a composite or “tripartite” measure, present a more complete picture of treatment effectiveness in patients with DTD and can inform clinical decision-making by identifying patient features that may be associated with greater benefit from adjunctive active VNS Therapy, such as patients who received prior interventional treatments. Together, the Company believes these articles support the use of VNS Therapy in patients with DTD.
In June 2025, the Company announced that it had initiated the process with CMS to seek reconsideration of national Medicare coverage for VNS Therapy in unipolar patients with TRD.
Critical Accounting Estimates
For a discussion of LivaNova’s critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Form 10-K. For the six months ended June 30, 2025, there were no material changes to the application of critical accounting policies and estimates previously disclosed in LivaNova’s 2024 Form 10-K.
Results of Operations
The following table presents LivaNova’s condensed consolidated results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$352,524	$318,575	$669,379	$613,487
Cost of sales (1)	113,536	103,697	214,137	195,401
Gross profit (1)	238,988	214,878	455,242	418,086
Operating expenses:
Selling, general, and administrative (1)	137,780	125,131	266,926	250,812
Research and development	47,185	44,737	85,064	90,401
Other operating expenses	(160)	4,844	452	20,461
Operating income	54,183	40,166	102,800	56,412
SNIA environmental liability expense	(1,677)	—	(362,070)	—
Interest expense	(12,280)	(15,532)	(27,566)	(31,425)
Loss on debt extinguishment	(2,651)	—	(2,651)	(25,482)
Foreign exchange and other income/(expense)	(4,255)	(3,045)	7,161	(12,116)
Income (loss) before income tax	33,320	21,589	(282,326)	(12,611)
Income tax expense	6,151	5,227	17,807	12,944
Loss from equity method investments	(8)	(29)	(28)	(55)
Net income (loss)	$27,161	$16,333	$(300,161)	$(25,610)
(1)The above table presents revised financial results, as discussed in “Note 1. Unaudited Condensed Consolidated Financial Statements” and “Note 13. Revision of Previously Issued Financial Statements” in the condensed consolidated financial statements in this Report.

Net Revenue
The following table presents net revenue by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Cardiopulmonary
United States	$71,243	$64,873	9.8%	$132,077	$115,450	14.4%
Europe (1)	49,046	38,567	27.2%	93,553	79,493	17.7%
Rest of World (1)	78,983	70,274	12.4%	149,962	134,662	11.4%
	199,272	173,714	14.7%	375,592	329,605	14.0%
Neuromodulation
United States	117,226	111,683	5.0%	225,560	217,612	3.7%
Europe (1)	17,730	15,590	13.7%	32,924	28,997	13.5%
Rest of World (1)	16,714	15,603	7.1%	32,079	30,139	6.4%
	151,670	142,876	6.2%	290,563	276,748	5.0%
Other Revenue (2)	1,582	1,985	(20.3)%	3,224	7,134	(54.8)%
Totals
United States	188,474	179,537	5.0%	357,638	340,157	5.1%
Europe (1)	66,776	51,258	30.3%	126,477	105,599	19.8%
Rest of World (1)	97,274	87,780	10.8%	185,264	167,731	10.5%
	$352,524	$318,575	10.7%	$669,379	$613,487	9.1%
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other Revenue” includes rental and site services income not allocated to segments. In addition, for the three and six months ended June 30, 2024, “Other Revenue” includes revenue from the Company’s former ACS reportable segment.
The following table presents segment income (1) (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Cardiopulmonary	$31,407	$19,627	60.0%	$56,098	$34,338	63.4%
Neuromodulation	56,020	54,812	2.2%	108,373	101,490	6.8%
	$87,427	$74,439	17.4%	$164,471	$135,828	21.1%
(1)For a reconciliation of segment income to consolidated income (loss) before tax, refer to “Note 10. Geographic and Segment Information” in the condensed consolidated financial statements in this Report.
Cardiopulmonary
Cardiopulmonary net revenue for the three and six months ended June 30, 2025 increased 14.7% to $199.3 million and 14.0% to $375.6 million, respectively, compared to the three and six months ended June 30, 2024, with growth across all regions, driven by strong consumables demand and Essenz Perfusion System sales.
Cardiopulmonary segment income for the three and six months ended June 30, 2025 was $31.4 million and $56.1 million, respectively, compared to segment income of $19.6 million and $34.3 million for the three and six months ended June 30, 2024, respectively. These increases in segment income were primarily due to increases in net revenue, as described above, as well as decreases in the amounts recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device of $2.8 million and $8.5 million for the three- and six-month comparative periods, respectively.
Neuromodulation
Neuromodulation net revenue for the three and six months ended June 30, 2025 increased 6.2% to $151.7 million and 5.0% to $290.6 million, respectively, compared to the three and six months ended June 30, 2024, with growth across all regions.
Neuromodulation segment income for the three and six months ended June 30, 2025 was $56.0 million and $108.4 million,

respectively, compared to $54.8 million and $101.5 million for the three and six months ended June 30, 2024, respectively. These increases in segment income were primarily due to increases in net revenue, as described above, as well as a net decrease in R&D expense for the six-month comparative period, primarily resulting from a $9.4 million reduction in costs associated with the Company’s DTD program.
Cost of Sales and Expenses
The following table presents costs and expenses as a percentage of net revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Cost of sales (1)	32.2%	32.6%	(0.4)%	32.0%	31.9%	0.1%
Selling, general, and administrative (1)	39.1%	39.3%	(0.2)%	39.9%	40.9%	(1.0)%
Research and development	13.4%	14.0%	(0.6)%	12.7%	14.7%	(2.0)%
Other operating expenses	—%	1.5%	(1.5)%	0.1%	3.3%	(3.2)%
(1)The above table and commentary below present revised financial results, as discussed in “Note 1. Unaudited Condensed Consolidated Financial Statements” and “Note 13. Revision of Previously Issued Financial Statements” in the condensed consolidated financial statements in this Report.
Cost of Sales
Cost of sales consists primarily of direct labor, allocated overhead, and the acquisition of raw materials and components.
Cost of sales as a percentage of net revenue was 32.2% and 32.0% for the three and six months ended June 30, 2025, respectively, a decrease of 0.4 and an increase of 0.1 percentage points compared to the three and six months ended June 30, 2024, respectively, and were consistent with volume leverage.
Selling, General, and Administrative Expense
SG&A expenses are comprised of sales, marketing, general, and administrative activities.
SG&A expense as a percentage of net revenue was 39.1% and 39.9% for the three and six months ended June 30, 2025, respectively, representing decreases of 0.2 and 1.0 percentage points compared to the three and six months ended June 30, 2024, respectively, primarily due to the decline in costs associated with the November 2023 cybersecurity incident and the impact of related insurance recoveries.
Research and Development Expense
R&D expenses consist of product design and development efforts, clinical study programs, and regulatory activities.
R&D expense as a percentage of net revenue was 13.4% and 12.7% for the three and six months ended June 30, 2025, respectively, representing decreases of 0.6 and 2.0 percentage points compared to the three and six months ended June 30, 2024, respectively, primarily due to a reduction in costs associated with the Company’s DTD program of $4.0 million and $9.4 million, respectively.
Other Operating Expenses
Other operating expenses primarily consists of charges related to LivaNova’s 3T Heater-Cooler device litigation provision and restructuring expense.
Other operating expenses as a percentage of net revenue was zero and 0.1% for the three and six months ended June 30, 2025, respectively, representing decreases of 1.5 and 3.2 percentage points compared to the three and six months ended June 30, 2024, respectively. The decreases were due to decreases of $2.2 million and $11.5 million in restructuring costs associated with the 2024 Restructuring Plan for the three- and six-month comparative periods, respectively, as well as decreases of $2.8 million and $8.5 million in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device for the three- and six-month comparative periods, respectively. For additional information, please refer to “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
SNIA Environmental Liability Expense
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger, as well as the environmental liabilities of the demerged company that materialized after the demerger, which are derived from actions performed prior to the demerger. As a result of the decision by the Italian Supreme Court, the Company recorded the SNIA environmental liability expense in the quarter ended March 31, 2025, and has continued to accrue interest since that time. For additional information, please refer to “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
Interest Expense
Interest expense decreased to $12.3 million and $27.6 million for the three and six months ended June 30, 2025, respectively, compared to $15.5 million and $31.4 million for the three and six months ended June 30, 2024, respectively, primarily due to an early repayment on May 2, 2025 of $200 million on principal borrowings under the Term Facilities. For additional information, refer to “Note 4. Financing Arrangements” in the condensed consolidated financial statements in this Report.
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
Foreign exchange and other income/(expense) was an expense of $4.3 million and income of $7.2 million for the three and six months ended June 30, 2025, respectively, compared to an expense of $3.0 million and $12.1 million for the three and six months ended June 30, 2024, respectively. For additional information, refer to “Note 11. Supplemental Financial Information” in the condensed consolidated financial statements in this Report.
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
LivaNova’s effective income tax rate for the three and six months ended June 30, 2025 was 18.5% and (6.3)%, respectively, compared to 24.2% and (102.6)% for the three and six months ended June 30, 2024, respectively. The changes in the effective tax rates for the three and six months ended June 30, 2025, compared to the prior year periods, were primarily attributable to year-over-year changes in income before tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability, and changes in valuation allowances.
LivaNova is subject to income taxes as well as non-income-based taxes in the U.S., the UK, the EU, and various other jurisdictions. In June 2025, the Group of Seven released a statement on global minimum taxes indicating potential changes to substance-based non-refundable tax credits. The statement has not been incorporated into the OECD framework, and LivaNova will continue to monitor OECD and Pillar Two guidance for any new developments. On July 4, 2025, the U.S. enacted the OBBBA. Provisions of the OBBBA applicable to LivaNova include, but are not limited to, the elective deduction of domestic research and development expenses, changes to interest deductions, changes to Foreign-Derived Deduction Eligible Income, and the permanent reinstatement of bonus depreciation. LivaNova is still evaluating the potential impacts of the OBBBA. LivaNova will continue to monitor legislative developments in the U.S., the UK, the EU, and various other jurisdictions that may impact LivaNova’s operations.
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
The following table presents selected financial information related to LivaNova’s liquidity (in thousands):

	June 30, 2025	December 31, 2024
Available Short-term Liquidity
Cash and cash equivalents	$593,638	$428,858
Availability under the 2021 First Lien Credit Agreement	225,000	225,000
	$818,638	$653,858
Working Capital
Current assets	$1,066,142	$1,127,186
Current liabilities	827,100	392,125
	$239,042	$735,061
Debt Obligations
Current portion of long-term debt	$82,103	$77,339
Short-term unsecured borrowing arrangements	30	665
Current debt obligations	82,133	78,004
Long-term debt obligations (1)	348,489	549,624
	$430,622	$627,628
(1)On May 2, 2025, LivaNova made an early repayment of $200 million on principal borrowings under the Term Facilities.
For information on LivaNova’s debt obligations, refer to “Note 4. Financing Arrangements” in the condensed consolidated financial statements in this Report.
Cash Flows
The following table presents net cash, cash equivalents, and restricted cash provided by (used in) operating, investing, and financing activities and the net (decrease) increase in the balance of cash, cash equivalents, and restricted cash (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating activities	$86,886	$53,337
Investing activities	(19,596)	(18,932)
Financing activities	(213,403)	25,277
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	16,195	(4,433)
Net (decrease) increase in cash, cash equivalents, and restricted cash (1)	$(129,918)	$55,249
(1)On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information, refer to “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2025 increased $33.5 million compared to the same prior year period, primarily due to higher customer collections resulting from an increase in sales and lower payments for restructuring activities, partially offset by an increase in cash outflows for inventories and to vendors, including service providers.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2025 increased $0.7 million compared to the same prior year period, primarily due to an increase in purchases of property, plant, and equipment of $7.4 million, principally related to purchases and development of internal-use software, partially offset by proceeds from the sale of LivaNova’s investment in Ceribell, Inc. of $6.5 million.

Financing Activities
Cash used in financing activities for the six months ended June 30, 2025 increased $238.7 million compared to the same prior year period, primarily due to a decrease in proceeds from net debt borrowings and repayments of $253.4 million, partially offset by the payment of the ALung contingent consideration arrangement for the six months ended June 30, 2024 of $13.8 million.
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
Applicable SEC rules require an evaluation of the effectiveness of the Company’s disclosure controls and procedures. LivaNova’s management, under the supervision and with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, LivaNova’s CEO and CFO concluded that, as of June 30, 2025, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in LivaNova’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, LivaNova’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of LivaNova’s material pending legal and regulatory proceedings and settlements, refer to “Note 5. Commitments and Contingencies” in the Company’s condensed consolidated financial statements included in this Report.
ITEM 1A. RISK FACTORS
There have been no material changes in LivaNova’s risk factors from those disclosed in Part I, Item 1A of the Company’s 2024 Annual Report on Form 10-K, and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
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
LivaNova’s gross revenue and net profits attributable to the above-mentioned Iranian activities were $3.5 million and $1.7 million, respectively, for the three months ended June 30, 2025, respectively, and $8.8 million and $4.8 million for the six months ended June 30, 2025, respectively.
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

Exhibit Number	Description
10.1†	Second Amended and Restated LivaNova PLC 2022 Incentive Award Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 11, 2025
10.2†	Form of Second Amended and Restated LivaNova PLC 2022 Incentive Award Plan Stock Appreciation Right Grant Notice and Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 11, 2025
10.3†	Form of Second Amended and Restated LivaNova PLC 2022 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 11, 2025
10.4†	Form of Second Amended and Restated LivaNova PLC 2022 Incentive Award Plan Performance Stock Unit Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on June 11, 2025
10.5†	LivaNova PLC 2025 Director Incentive Award Plan, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on June 11, 2025
10.6†	Form of LivaNova PLC 2025 Director Incentive Award Plan Restricted Stock Unit Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on June 11, 2025
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of LivaNova PLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: August 6, 2025	By:	/s/ VLADIMIR MAKATSARIA
Vladimir Makatsaria
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: August 6, 2025	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)