Form 10-Q
period 2025-09-30
LivaNova PLC
filed 2025-11-05
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding on October 29, 2025
Ordinary Shares - £1.00 par value per share	54,605,527

LIVANOVA PLC

DEFINITIONS
In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, the following terms and abbreviations have the meanings listed below. “LivaNova” and the “Company” refer to LivaNova PLC and its consolidated subsidiaries.

Abbreviation	Definition
2015 Plan	LivaNova PLC 2015 Incentive Award Plan
2016 Decision	Decision by the Court of Milan in 2016 to dismiss all legal actions of SNIA and of the Public Administrations and to further require the Public Administrations to pay Sorin €292,000 for legal fees
2021 First Lien Credit Agreement	First Lien Credit Agreement between LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, entered into on August 13, 2021
2024 Form 10-K	LivaNova PLC’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025
2024 Restructuring Plan	A plan, initiated during the first quarter of 2024, to enhance LivaNova’s focus on its core Cardiopulmonary and Neuromodulation segments
2025 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2025 Director Incentive Plan	LivaNova PLC 2025 Director Incentive Plan
2025 Notes	$287.5 million aggregate principal amount 3.00% unsecured cash exchangeable senior notes due December 15, 2025, by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova USA on June 17, 2020
2025 Notes Repurchase Transaction	Repurchase of $230.0 million aggregate principal amount of the 2025 Notes in privately-negotiated transactions from proceeds from the issuance of the 2029 Notes
2029 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2029 Notes	$345.0 million aggregate principal amount 2.50% unsecured convertible senior notes due 2029 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova PLC on March 8, 2024
A&R 2022 Plan	Amended and Restated LivaNova PLC 2022 Incentive Award Plan
ACS	Advanced Circulatory Support
AHI	Apnea-hypopnea index
ALung	ALung Technologies, Inc.
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Barclays	Barclays Bank Ireland PLC
Capped Call Transactions	The 2025 Capped Calls and the 2029 Capped Calls
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CMS	The U.S. Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
Court of Appeal	Court of Appeal in Milan
Delayed Draw Term Facility	$50.0 million delayed draw term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
DRE	Drug-resistant epilepsy
DTD	Difficult-to-treat depression - The Company’s broader business and strategic communications reference DTD as the preferred disease state when speaking more broadly about depression treatment, as it is a more inclusive and clinically evolving concept that encompasses patients whose depression continues to cause significant burden despite usual treatment efforts. Meanwhile, LivaNova’s RECOVER clinical study defines the patient population using the inclusion criteria for TRD, typically characterized by major depressive disorder that does not adequately respond to at least two different antidepressant treatments given at an appropriate dose and duration. As a result, the Company uses TRD in the context of the RECOVER study to maintain consistency with the study protocol approved by the U.S. Centers for Medicare & Medicaid Services. References to either term in this filing are context-dependent but describe overlapping populations.

Abbreviation	Definition
EBT	LivaNova PLC Employee Benefit Trust
ECJ	European Court of Justice
Embedded Derivatives	The bifurcated embedded derivatives associated with the 2025 Notes and 2029 Notes, collectively
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FX	Foreign currency exchange rate
HLM	Heart-lung machine
ImThera	ImThera Medical, Inc. was a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea that LivaNova acquired in 2018
Incremental Facility Amendment No. 2	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated July 6, 2022
Initial Term Facility	$300.0 million term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
ISIN	National Inspectorate for Nuclear Safety and Radiation Protection, a sub-body of the Italian Ministry of Economic Development
LivaNova PLC	A public limited company organized under the laws of England and Wales on February 20, 2015
LivaNova USA	LivaNova USA, Inc.
LSM	LivaNova Site Management S.r.l.
MDL	Federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania
MedTech	Medical technology
Ministry	Collectively, the Ministry of Ecological Transition, the Ministry of Economy and Finance, and the Prime Minister’s Office
Nasdaq	Nasdaq Global Select Market
OBBBA	One Big Beautiful Bill Act
ODI	Oxygen desaturation index
Option Counterparties	Certain financial institutions with whom LivaNova USA or LivaNova PLC, as applicable, has entered into the 2025 Capped Calls and 2029 Capped Calls
OSA	Obstructive sleep apnea
OSPREY clinical trial	LivaNova’s clinical trial, “Treating Obstructive Sleep Apnea using Targeted Hypoglossal Neurostimulation”
Public Administrations	The Italian Ministry of the Environment and other Italian government agencies
R&D	Research and development
Report	This Quarterly Report on Form 10-Q
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Second A&R 2022 Plan	Second Amended and Restated LivaNova PLC 2022 Incentive Award Plan
Securities Act	U.S. Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SNIA	SNIA S.p.A.
SNIA Litigation Guarantee	A first demand bank guarantee of €270.0 million in connection with the SNIA environmental litigation
Sorin	Sorin S.p.A.
Term Facilities	The Initial Term Facility, together with the Delayed Draw Term Facility

Abbreviation	Definition
TRD	Treatment-resistant depression - LivaNova’s RECOVER clinical study defines the patient population using the inclusion criteria for TRD, typically characterized by major depressive disorder that does not adequately respond to at least two different antidepressant treatments given at an appropriate dose and duration. As a result, the Company uses TRD in the context of the RECOVER study to maintain consistency with the study protocol approved by the U.S. Centers for Medicare and Medicaid Services. Meanwhile, the Company’s broader business and strategic communications reference DTD as the preferred disease state when speaking more broadly about depression treatment, as it is a more inclusive and clinically evolving concept that encompasses patients whose depression continues to cause significant burden despite usual treatment efforts. References to either term in this filing are context-dependent but describe overlapping populations.
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
UK	United Kingdom
USD	U.S. dollar
VNS Therapy	LivaNova Vagus Nerve Stimulation Therapy

INTELLECTUAL PROPERTY, TRADEMARKS, AND TRADE NAMES
This Report may contain references to LivaNova’s proprietary intellectual property, including, among others:
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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Report, other than statements of historical or current fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events, and involve known and unknown risks that are difficult to predict. As a result, the Company’s actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. Generally, forward-looking statements can be identified by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties, and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report, and include, but are not limited to, the following risks and uncertainties: volatility in the global market and worldwide economic conditions, including as caused by the invasion of Ukraine, the evolving instability in the Middle East, inflation, changing interest rates, foreign exchange fluctuations, and changes to existing trade agreements and relationships between the U.S. and other countries, including the implementation of tariffs, trade restrictions, and sanctions; adverse changes in export and import costs and other trade restrictions as well as uncertainty over global tariffs; risks relating to supply chain pressures; cybersecurity incidents or other disruptions to the Company’s information technology systems or those of third parties with which the Company interacts; costs of complying with privacy and security of personal information requirements and laws; changes in technology, including the development of superior or alternative technology or devices by competitors and/or competition from providers of alternative medical therapies; failure of R&D investments or investment collaborations to be successful; prolonged government shutdowns in the U.S. which may result in delays in FDA or CMS activities, including product approvals or reimbursement determinations; failure to maintain appropriate working relationships with healthcare professionals to aid in the continuing development of products; the risk of quality issues and the impacts thereof; risks relating to recalls, replacement of inventory, enforcement actions, or product liability claims; failure to comply with, or changes in, laws, regulations, or administrative practices affecting government regulation of the Company’s products; failure to retain key personnel, succession plan, and negotiate with local works councils; failure to obtain approvals or reimbursement in relation to the Company’s products; unfavorable results from clinical studies or failure to meet milestones; pending or existing climate change; global healthcare policy changes that may lead to restricted access and pricing as well as payback requirements and limited reimbursement; changes or reduction in reimbursement for the Company’s products or failure to comply with rules relating to reimbursement of healthcare goods and services; failure to comply with rules relating to healthcare goods and services as well as anti-bribery laws; product liability, intellectual property, shareholder-related, environmental-related, income tax, and other litigation, disputes, losses, and costs, including in the case of the Company’s 3T Heater-Cooler litigation; risks associated with environmental laws and regulations as well as environmental liabilities, violations, and litigation, including in the case of Saluggia and SNIA; failure to protect the Company’s proprietary intellectual property; risks relating to the Company’s indebtedness; failure of divestitures and/or new acquisitions to further the Company’s strategic objectives or strengthen the Company’s existing businesses; the potential for impairments of intangible assets, goodwill, and other long-lived assets; changes in tax laws and regulations, including exposure to additional income tax liabilities; effectiveness of the Company’s internal controls over financial reporting; changes in the Company’s profitability and/or failure to manage costs and expenses; fluctuations in future quarterly operating results and/or variations in revenue and operating expenses relative to estimates; and other unknown or unpredictable factors that could harm the Company’s financial performance.
Other factors that could cause LivaNova’s actual results to differ from projected results are described in: (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Report and the Company’s other Quarterly Reports on Form 10-Q, (2) the Company’s 2024 Form 10-K, (3) the Company’s reports and registration statements filed with and furnished from time to time to the SEC, and (4) other announcements LivaNova makes from time to time.
Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of future results, including the full fiscal year. Please also refer to the Company’s “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in LivaNova’s 2024 Form 10-K and in the Company’s Quarterly Reports on Form 10-Q.
Financial Information and Currency of Financial Statements
All of the financial information included in this Report has been prepared in accordance with U.S. GAAP. The reporting currency of the Company’s condensed consolidated financial statements is USD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$357,753	$318,120	$1,027,132	$931,607
Cost of sales	112,898	97,091	327,035	292,492
Gross profit	244,855	221,029	700,097	639,115
Operating expenses:
Selling, general, and administrative	138,522	127,426	405,448	378,238
Research and development	48,577	48,805	133,641	139,206
Other operating expense	3,744	9,180	4,196	29,641
Operating income	54,012	35,618	156,812	92,030
SNIA environmental liability expense	(1,745)	—	(363,815)	—
Interest expense	(10,863)	(15,878)	(38,429)	(47,303)
Loss on debt extinguishment	—	—	(2,651)	(25,482)
Foreign exchange and other income/(expense)	(7,493)	24,701	(332)	12,585
Income (loss) before income tax	33,911	44,441	(248,415)	31,830
Income tax expense	7,114	11,525	24,921	24,469
(Loss) income from equity method investments	(13)	37	(41)	(18)
Net income (loss)	$26,784	$32,953	$(273,377)	$7,343

Basic income (loss) per share	$0.49	$0.61	$(5.01)	$0.14
Diluted income (loss) per share	$0.49	$0.60	$(5.01)	$0.13

Shares used in computing basic income (loss) per share	54,630	54,352	54,529	54,194
Shares used in computing diluted income (loss) per share	55,153	54,585	54,529	54,526

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$26,784	$32,953	$(273,377)	$7,343
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,605)	26,116	85,678	1,180
Other comprehensive (loss) income, net of tax	(2,605)	26,116	85,678	1,180
Comprehensive income (loss)	$24,179	$59,069	$(187,699)	$8,523

See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$646,079	$428,858
Restricted cash	—	294,698
Accounts receivable, net of allowance of $13,313 at September 30, 2025 and $11,275 at December 31, 2024	211,579	193,158
Inventories	167,538	147,566
Prepaid and refundable taxes	27,531	30,544
Prepaid expenses and other current assets	44,422	32,362
Total Current Assets	1,097,149	1,127,186
Property, plant, and equipment, net	218,510	170,260
Goodwill	791,034	750,006
Intangible assets, net	234,530	237,294
Operating lease assets	51,197	46,837
Investments	15,049	25,084
Deferred tax assets	107,305	111,855
Long-term derivative assets	28,011	23,735
Other assets	14,798	14,132
Total Assets	$2,557,583	$2,506,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current debt obligations	$85,440	$78,004
Accounts payable	88,156	69,726
Accrued liabilities and other	92,229	118,485
SNIA environmental liability	394,587	—
Current contingent consideration	49,041	—
Current litigation provision liability	16,499	12,918
Taxes payable	21,373	32,456
Accrued employee compensation and related benefits	80,263	80,536
Total Current Liabilities	827,588	392,125
Long-term debt obligations	349,031	549,624
Long-term contingent consideration	40,641	84,218
Deferred tax liabilities	10,096	10,915
Long-term operating lease liabilities	43,075	40,105
Long-term employee compensation and related benefits	13,543	12,847
Long-term derivative liabilities	64,515	51,819
Other long-term liabilities	51,864	44,478
Total Liabilities	1,400,353	1,186,131
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Ordinary Shares, £1.00 par value: unlimited shares authorized; 55,503,264 shares issued and 54,605,279 shares outstanding at September 30, 2025; 54,437,670 shares issued and 54,348,542 shares outstanding at December 31, 2024	84,520	83,156
Additional paid-in capital	2,245,024	2,220,658
Accumulated other comprehensive income (loss)	5,508	(80,170)
Accumulated deficit	(1,176,627)	(903,250)
Treasury stock at cost, 897,985 ordinary shares at September 30, 2025; 89,128 ordinary shares at December 31, 2024	(1,195)	(136)
Total Stockholders’ Equity	1,157,230	1,320,258
Total Liabilities and Stockholders’ Equity	$2,557,583	$2,506,389
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net (loss) income	$(273,377)	$7,343
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	26,904	26,984
Depreciation	21,008	18,683
Amortization of debt issuance costs	17,259	15,692
Remeasurement of derivative instruments	(16,990)	400
Amortization of intangible assets	13,186	12,960
Amortization of operating lease assets	10,732	6,918
Remeasurement of contingent consideration to fair value	5,464	338
Deferred income tax expense	4,066	9,093
Loss on investment revaluation - Ceribell, Inc.	3,622	—
Loss on debt extinguishment	2,651	25,482
Impairments of investments	1,112	5,768
Other	2,427	1,453
Changes in operating assets and liabilities:
Accounts receivable, net	(5,830)	17,425
Inventories	(8,100)	(13,895)
Other current and non-current assets	50,582	(14,841)
Accounts payable and accrued current and non-current liabilities	(36,051)	(23,383)
Taxes payable	(13,575)	2,628
SNIA environmental liability	363,815	—
Litigation provision liability	3,038	5,283
Net cash provided by operating activities	171,943	104,331
Investing Activities:
Purchases of property, plant, and equipment	(48,817)	(36,701)
Proceeds from investments	6,522	—
Other	(358)	(751)
Net cash used in investing activities	(42,653)	(37,452)
Financing Activities:
Repayment of long-term debt obligations	(216,813)	(243,174)
Shares repurchased from employees for minimum tax withholding	(3,625)	(8,071)
Proceeds from long-term debt obligations	—	335,513
Payment of debt extinguishment costs	—	(38,953)
Purchase of capped calls	—	(31,637)
Proceeds from unwind of capped calls	—	22,523
Payment of contingent consideration	—	(13,750)
Payment of debt issuance costs	—	(5,931)
Proceeds from exercise of stock options	33	5,028
Other	(2,371)	447
Net cash (used in) provided by financing activities	(222,776)	21,995
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	16,009	(170)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(77,477)	88,704
Cash, cash equivalents, and restricted cash at beginning of period	723,556	577,872
Cash, cash equivalents, and restricted cash at end of period	$646,079	$666,576

Supplemental noncash investing and financing transaction:
Asset obtained in exchange for finance lease obligation	$4,760	$—
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of LivaNova and the notes thereto as of and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova as of December 31, 2024 has been derived from audited consolidated financial statements contained in LivaNova’s 2024 Form 10-K but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries for the three and nine months ended September 30, 2025, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying LivaNova’s 2024 Form 10-K.
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
Through September 30, 2025, LivaNova incurred direct costs totaling $13.1 million in connection with this cybersecurity incident, including $0.1 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $8.2 million for the nine months ended September 30, 2025 and 2024, respectively. The total direct costs incurred primarily include external cybersecurity expert and legal fees, system restoration costs, and $1.2 million related to a class action settlement, and do not include business interruption losses. The Company may incur additional costs related to this incident in the future. LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that will likely limit the amount that the insurers may reimburse the Company. LivaNova has filed claims for insurance reimbursement of direct costs and business interruption losses related to this incident and has submitted additional claims and supplemental requests for reimbursement as new costs have been incurred. Through September 30, 2025, LivaNova has received $9.6 million, including $6.2 million in reimbursement of direct costs and $3.4 million in reimbursement of business interruption losses. For the nine months ended September 30, 2025, LivaNova received $1.2 million in reimbursement of direct costs. The Company’s insurance coverage may be insufficient to cover all costs and expenses related to this cybersecurity incident or may be unavailable to cover all costs and expenses related to this cybersecurity incident.
Revision of Previously Issued Financial Statements
During the second quarter of 2025, the Company identified and corrected an immaterial error related to the classification of certain employee costs in the Cardiopulmonary segment between cost of sales and selling, general, and administrative expense in the consolidated statements of income (loss). This misclassification understated cost of sales and overstated selling, general, and administrative expense by equal and offsetting amounts, with no impact to operating income (loss) or net income (loss) for annual and interim periods for the years ended December 31, 2023 and 2024 and the three months ended March 31, 2025. The Company evaluated the error and determined that the related impact was not material to the consolidated statements of income for any prior period and had no impact on the consolidated balance sheets, statements of comprehensive income (loss), statements of cash flows, or statements of stockholders’ equity for any of the above periods. The Company has revised the previously issued condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2024 to correct for the error, and these revisions are reflected in this Form 10-Q. The Company will also correct previously reported financial information for this error in its future filings, as applicable. A summary of the corrections to the impacted financial statement line items in the previously issued consolidated statements of income (loss) and disaggregated Cardiopulmonary segment income disclosure for each affected period is presented in “Note 13. Revision of Previously Issued Financial Statements.”

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
LivaNova measures all outstanding derivatives each period-end at fair value and reports the fair value as either financial assets or liabilities on the condensed consolidated balance sheets. At the inception of the contract, the derivative is designated as either a freestanding derivative or a hedge. Derivatives that are not designated as hedging instruments are referred to as freestanding derivatives, with changes in fair value included in earnings. These derivatives are intended to serve as economic hedges and follow the cash flows of the economic hedged item. The cash flows from these derivative contracts are reported as operating activities in LivaNova’s condensed consolidated statements of cash flows. LivaNova had no designated hedging instruments as of September 30, 2025 and December 31, 2024.
Freestanding FX Derivatives
The gross notional amount of freestanding FX derivative contracts outstanding as of September 30, 2025 and December 31, 2024 was $96.8 million and $442.3 million, respectively. These derivative contracts are designed to offset the FX effects in earnings of various intercompany loans and trade receivables. LivaNova recorded net losses of $0.2 million and $5.0 million for the three months ended September 30, 2025 and 2024, respectively, and net gains of $25.2 million and net losses of $0.1 million for the nine months ended September 30, 2025 and 2024, respectively, from freestanding derivatives. These amounts are included in foreign exchange and other income/(expense) in LivaNova’s condensed consolidated statements of income (loss).
Capped Call Derivatives
The Capped Call Transactions are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). For additional information, refer to “Note 11. Supplemental Financial Information.” The Capped Call Transactions are measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including stock price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. For additional information regarding the Capped Call Transactions, refer to LivaNova’s 2024 Form 10-K.
Embedded Derivatives
The 2025 Notes and 2029 Notes each include terms resulting in a bifurcated embedded derivative. The Embedded Derivatives are measured at fair value using a binomial lattice model and estimated discounted cash flows that utilize observable and unobservable market data and are adjusted at the end of each reporting period, with the unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). For additional information, refer to “Note 11. Supplemental Financial Information.”
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

To manage credit risk with respect to LivaNova’s FX derivatives, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors their respective market positions. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any transactions with the counterparty could be subject to early termination, which could result in losses for the Company.
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
The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

	Derivative Assets		Derivative Liabilities
September 30, 2025	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	$1,627
Capped call derivatives (2029 Notes)	Long-term derivative assets	28,011
Embedded derivative (2025 Notes)			Accrued liabilities and other	$1,685
Embedded derivative (2029 Notes)			Long-term derivative liabilities	64,515
FX derivative contracts			Accrued liabilities and other	203
Total derivatives not designated as hedging instruments		$29,638		$66,403
(1)For the classification of inputs used to evaluate the fair value of LivaNova’s derivatives, refer to “Note 3. Fair Value Measurements.”

	Derivative Assets		Derivative Liabilities
December 31, 2024	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Not Designated as Hedging Instruments:
Capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	$2,624
Capped call derivatives (2029 Notes)	Long-term derivative assets	23,735
Embedded derivative (2025 Notes)			Accrued liabilities and other	$2,915
Embedded derivative (2029 Notes)			Long-term derivative liabilities	51,819
FX derivative contracts	Prepaid expenses and other current assets	738
Total derivatives not designated as hedging instruments		$27,097		$54,734
(1)For the classification of inputs used to evaluate the fair value of LivaNova’s derivatives, refer to “Note 3. Fair Value Measurements.”
Note 3. Fair Value Measurements
LivaNova reviews its fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities in the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2025 and 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the level in the fair value hierarchy at which the Company’s assets and liabilities are measured on a recurring basis (in thousands):

	Balance Sheet Location	September 30, 2025	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets:
Derivative assets - capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	$1,627	$—	$—	$1,627
Derivative assets - capped call derivatives (2029 Notes)	Long-term derivative assets	28,011	—	—	28,011
		$29,638	$—	$—	$29,638
Liabilities:
Derivative liabilities - freestanding instruments (FX)	Accrued liabilities and other	$203	$—	$203	$—
Derivative liabilities - embedded derivative (2025 Notes)	Accrued liabilities and other	1,685	—	—	1,685
Derivative liabilities - embedded derivative (2029 Notes)	Long-term derivative liabilities	64,515	—	—	64,515
ImThera contingent consideration arrangement	Current contingent consideration	49,041	—	—	49,041
ImThera contingent consideration arrangement	Long-term contingent consideration	40,641	—	—	40,641
		$156,085	$—	$203	$155,882

	Balance Sheet Location	December 31, 2024	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets
Derivative assets - freestanding instruments (FX)	Prepaid expenses and other current assets	$738	$—	$738	$—
Derivative assets - capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	2,624	—	—	2,624
Derivative assets - capped call derivatives (2029 Notes)	Long-term derivative assets	23,735	—	—	23,735
Investment with readily determinable fair value	Investments	10,144	10,144	—	—
		$37,241	$10,144	$738	$26,359

Liabilities
Derivative liabilities - embedded derivative (2025 Notes)	Accrued liabilities and other	$2,915	$—	$—	$2,915
Derivative liabilities - embedded derivative (2029 Notes)	Long-term derivative liabilities	51,819	—	—	51,819
ImThera contingent consideration arrangement	Long-term contingent consideration	84,218	—	—	84,218
		$138,952	$—	$—	$138,952

Reconciliation of Level 3 Assets and Liabilities
The tables below present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3) as of and for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	ImThera Contingent Consideration Liability
June 30, 2025	$1,303	$21,658	$1,363	$48,093	$87,927
Changes in fair value	324	6,353	322	16,422	1,755
September 30, 2025	$1,627	$28,011	$1,685	$64,515	$89,682

	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	Contingent Consideration Liability
June 30, 2024	$7,439	$32,114	$275	$10,017	$95,392	$81,174
Changes in fair value	(1,668)	(2,517)	(275)	(2,829)	(18,423)	66
September 30, 2024	$5,771	$29,597	$—	$7,188	$76,969	$81,240

	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	ImThera Contingent Consideration Liability
December 31, 2024	$2,624	$23,735	$2,915	$51,819	$84,218
Changes in fair value	(997)	4,276	(1,230)	12,696	5,464
September 30, 2025	$1,627	$28,011	$1,685	$64,515	$89,682

	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	Contingent Consideration Liability Arrangements
December 31, 2023	$38,496	$—	$275	$45,569	$—	$94,652
Additions	—	31,637	—	—	87,457	—
Cash receipt	(22,524)	—	—	—	—	—
Payment	—	—	—	(36,915)	—	(13,750)
Changes in fair value	(10,201)	(2,040)	(275)	(1,466)	(10,488)	338
September 30, 2024	$5,771	$29,597	$—	$7,188	$76,969	$81,240
Stock Price Volatility
The following table presents the stock price volatility utilized in determining the fair value of LivaNova’s capped call derivative assets and embedded derivative liabilities:

Stock Price Volatility (1)	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)
September 30, 2025	46%	39%	46%	39%
December 31, 2024	37%	35%	37%	35%
(1)    The embedded and capped call derivatives are classified as Level 3 because the Company uses historical volatility and implied volatility from actual options traded to determine expected stock price volatility, an unobservable input that is significant to the valuation. In general, an increase in LivaNova’s stock price or stock price volatility would increase the fair value of the embedded and capped call derivatives, which would result in an increase in net expense. As the remaining time to the expiration of the derivatives decreases, the fair value of the derivatives decreases. The future impact of the derivatives on net income (loss) depends on how significant inputs, such as stock price, stock price volatility, and time to the expiration of the derivatives, change in relation to other inputs.
Contingent Consideration Arrangements
The ImThera business combination involved contingent consideration arrangements comprised of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnouts are valued using projected sales from LivaNova’s internal strategic plan. These arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of September 30, 2025:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	6.3%
		Probability of payment	85%
		Projected payment year	2026

Sales-based earnout	Monte-Carlo simulation	Risk-adjusted discount rate	13.0% - 13.1%
		Credit risk discount rate	6.5% - 7.0%
		Revenue volatility	23.3%
		Probability of payment	85%
		Projected years of earnout	2027 - 2030
Note 4. Financing Arrangements
The following table presents a summary of LivaNova’s long-term debt obligations (in thousands, except interest rates):

	September 30, 2025	December 31, 2024	Maturity	Interest Rate
Term Facilities	$101,403	$313,014	July 2027	7.38%
2029 Notes	270,994	258,043	March 2029	2.50%
2025 Notes	56,683	53,887	December 2025	3.00%
Bank of America, U.S.	—	1,500
Other	5,374	519
Total long-term facilities	434,454	626,963
Less: Current portion of long-term debt	85,423	77,339
Total long-term debt obligations	$349,031	$549,624
Revolving Credit and Term Facilities
The outstanding principal amount of LivaNova’s short-term unsecured revolving credit agreements and other agreements with various banks was $17 thousand and $0.7 million at September 30, 2025 and December 31, 2024, respectively.
There were no outstanding borrowings under the $225.0 million revolving facilities under the 2021 First Lien Credit Agreement as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the applicable commitment fee percentage was 0.25% per annum and 0.5% per annum, respectively. As of September 30, 2025, the Company was in compliance with the financial covenants contained in the 2021 First Lien Credit Agreement.
Debt discount and issuance costs related to the Initial Term Facility were $9.6 million. The unamortized debt discount and issuance costs related to the Initial Term Facility were $1.1 million and $4.8 million as of September 30, 2025 and December 31, 2024, respectively.
On May 2, 2025, LivaNova made an early repayment of $200 million on principal borrowings under the Term Facilities. The early repayment resulted in the recognition of a loss on debt extinguishment of $2.7 million for the nine months ended September 30, 2025, associated with the write-off of unamortized debt issuance costs, and is included within loss on debt extinguishment on the condensed consolidated statements of income (loss).
2029 Notes
The effective interest rate of the 2029 Notes was 9.84% as of September 30, 2025. The unamortized debt discount and issuance costs related to the 2029 Notes as of September 30, 2025 and December 31, 2024 were $74.0 million and $87.0 million, respectively. As of September 30, 2025, the conditions for conversion were not met. The Company included its obligations from the 2029 Notes and the associated embedded derivative as long-term liabilities on the condensed consolidated balance sheet as of September 30, 2025, and the 2029 Notes are not convertible for the three months ended December 31, 2025. For additional information regarding the 2029 Notes, refer to LivaNova’s 2024 Form 10-K.
2025 Notes
The effective interest rate of the 2025 Notes was 9.92% as of September 30, 2025. The unamortized debt discount and issuance costs related to the 2025 Notes as of September 30, 2025 and December 31, 2024 were $0.8 million and $3.6 million, respectively. Beginning on September 15, 2025, the 2025 Notes became exchangeable at the holder’s option, without any additional conditions, and remain exchangeable through the second scheduled trading day immediately preceding the maturity date of the 2025 Notes. The Company included its obligations from the 2025 Notes and the associated embedded derivative as current liabilities on the condensed consolidated balance sheet as of September 30, 2025. As of September 30, 2025, LivaNova held $57.5 million in cash designated for the December 2025 repayment of the 2025 Notes principal amount in a LivaNova-controlled depository account, which is included within cash and cash equivalents on the condensed consolidated balance sheet. For additional information regarding the 2025 Notes, refer to LivaNova’s 2024 Form 10-K.
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
Although there is no legal obligation to deliver any hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of September 30, 2025 was $40.3 million (€34.3 million), which represented the estimated low end of the range of loss, with an estimated maximum end of the range of loss of $55.2 million (€47.0 million). The estimated liability as of December 31, 2024 was $36.7 million (€35.4 million).
SNIA Environmental Litigation
Sorin was created as a result of a spin-off from SNIA in 2004. SNIA subsequently became insolvent, and the Public Administrations sought compensation from SNIA in an aggregate amount of approximately $4.0 billion for remediation costs relating to the environmental damage at chemical sites previously operated by SNIA’s other subsidiaries. Thereafter, in 2015, Sorin was merged into LivaNova.
There are proceedings relating to the SNIA bankruptcy to which LivaNova is not a party in the Bankruptcy Court of Udine and the Bankruptcy Court of Milan. In 2011, the Bankruptcy Court of Udine held that the Public Administrations were not creditors of either SNIA or its subsidiaries in connection with their claims in the Italian insolvency proceedings. The Public Administrations appealed. In 2016, the Court of Udine rejected the appeal, and the Public Administrations appealed to the Italian Supreme Court. Similarly, in 2014, the Bankruptcy Court of Milan held that the Public Administrations were not creditors of either SNIA or its subsidiaries. The Public Administrations appealed. In April 2022, the Bankruptcy Court of Milan declared the Public Administrations to be a non-privileged creditor of SNIA for up to €453.6 million ($532.2 million as of September 30, 2025), and the Public Administrations appealed to the Italian Supreme Court.
In 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan, asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations, further requiring the Public Administrations to pay Sorin €292,000 ($342,602 as of September 30,

2025) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal. On March 5, 2019, the Court of Appeal issued a partial decision on the merits declaring Sorin/LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the spin-off of Sorin from SNIA in 2004, an estimated €572.1 million ($671.2 million as of September 30, 2025). LivaNova appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of €453.6 million ($532.2 million as of September 30, 2025). LivaNova appealed the decision on damages in December 2021. On February 21, 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision was reached on the appeal to the Italian Supreme Court. This suspension was subject to LivaNova providing a first demand bank guarantee of €270.0 million ($316.8 million as of September 30, 2025) within 30 calendar days, and on March 21, 2022, LivaNova delivered the SNIA Litigation Guarantee, thereby satisfying the condition.
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
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger, as well as the environmental liabilities of the demerged company that materialized after the demerger, which are derived from actions performed prior to the demerger; however, the Italian Supreme Court also ruled that the Company should not be held responsible for certain payments previously approved by the Court of Appeal in the amount of €157.3 million ($184.5 million as of September 30, 2025). The case has been referred back to the Court of Appeal to implement the decisions respecting costs and damages in accordance with the judgment of the Italian Supreme Court.
As a result of the decision by the Italian Supreme Court, the Company recorded a current liability in the first quarter of 2025 and has continued to accrue interest on the liability since that time. As of September 30, 2025, the Company has a current liability of €336.3 million ($394.6 million) on the condensed consolidated balance sheet, representing its best estimate of the liability, inclusive of estimated costs, fees, interest, and taxes. These estimated costs do not include the Company’s legal fees, which are expensed as incurred and included in SG&A in LivaNova’s condensed consolidated statements of income (loss). The Company has determined that it has sufficient resources to cover the liability as of September 30, 2025.
On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information on the financing of the guarantee, refer to “Note 11. Supplemental Financial Information.”
On May 15, 2025, as a procedural step outlined above, the Ministry served the Company with a filing to return the proceedings to the Court of Appeal. In addition to seeking a return of the case to the Court of Appeal, the Ministry asserted that the Court of Appeal forgo an examination of the amounts disapproved by the Italian Supreme Court and instead impose costs of €108.8 million ($127.7 million as of September 30, 2025) at a minimum. These assertions are counter to the decision of the Italian Supreme Court’s judgment, which disapproved costs of €157.3 million ($184.5 million as of September 30, 2025). The Ministry’s filing is not a legal judgment or demand for payment. The Company disagrees with the assertions made in the Ministry’s filing and believes they contradict the decisions of the Italian Supreme Court. The Company intends to challenge the Ministry’s assertions and purported costs and to defend its position in accordance with the Italian Supreme Court’s judgment. The Company continues to believe that its recorded liability remains the best estimate of the liability associated with the SNIA matter, and, as such, no adjustments were made to the accrual in response to the filing on May 15, 2025. A hearing has been scheduled for January 28, 2026.
Product Liability Litigation
The Company continues to be involved in litigation involving LivaNova’s 3T device. The litigation includes the cases remaining in the MDL and various U.S. state courts, as well as claims in jurisdictions outside the United States. As of

November 5, 2025, the Company was aware of approximately 65 filed and unfiled claims worldwide. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
For the three and nine months ended September 30, 2025, LivaNova recorded an additional liability of $4.4 million and $5.0 million, respectively, upon receiving new information regarding the nature of certain claims. As of September 30, 2025 and December 31, 2024, the provision for these matters was $19.8 million and $15.8 million, respectively. While the amount accrued represents LivaNova’s best estimate for those worldwide filed and unfiled claims of which LivaNova is aware and believes are both probable and estimable at this time, the actual liability for resolution of these matters may vary from the Company’s provision. A provision has not been recorded for any claims where a potential loss is not determined to be probable, or a potential loss or range of potential loss is not reasonably estimable at this time.
The following table presents the changes in the litigation provision liability for the nine months ended September 30, 2025 (in thousands):

As of December 31, 2024	$15,843
Payments	(1,951)
Adjustments (1)	4,989
FX and other	895
As of September 30, 2025	19,776
Less: Current portion as of September 30, 2025	16,499
Long-term portion as of September 30, 2025 (2)	$3,277
(1)Adjustments to the litigation provision are included in other operating expense on the condensed consolidated statements of income (loss).
(2)Included in other long-term liabilities on the condensed consolidated balance sheets.
Italian MedTech Payback Measure
In 2015, the Italian Parliament introduced a law regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a payback measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In August 2022, a decree was published that provided guidance and timetables for the payback measure. In response, LivaNova filed an appeal at the Administrative Court against the decree of the Ministry of Health, assessing the amount payable and against the payback law. LivaNova also filed appeals against the regions requesting payments. In July 2024, the Constitutional Court determined that the payback law is compliant with the Italian Constitution. Furthermore, on June 30, 2025, the Italian Government introduced a decree that would allow companies to settle their 2015-2018 payment obligations by paying 25% of the originally requested amounts if those companies were to withdraw any outstanding appeals related to that period and remit payment within 30 days of the law entering into force. The Italian Parliament subsequently converted the decree into law, and it entered into force on August 10, 2025. In September 2025, the Company paid €3.5 million ($4.1 million as of September 30, 2025), representing 25% of the originally requested amounts in full settlement of its 2015-2018 payment obligations and reversed the remaining $3.8 million reserve for that period. The related pending appeals are in the process of being withdrawn. As of September 30, 2025, the Company had a reserve of $12.3 million for the years 2019 to the present reflecting its best estimate of the full potential obligation; however, the actual liability could vary. As of December 31, 2024, the reserve was $16.0 million, including $7.0 million for the years 2015-2018. The reserve is included in accrued liabilities and other in the condensed consolidated balance sheets. Amounts recognized associated with the Italian MedTech payback measure are recorded as a reduction to net revenue in the condensed consolidated statements of income (loss).
Cyber Litigation
In connection with the cybersecurity incident initially reported on November 20, 2023, LivaNova USA was named as a defendant in six putative class action lawsuits filed in the United States District Court for the Southern District of Texas in June and July 2024. Those cases were consolidated in a single action, and the plaintiffs filed against LivaNova USA a consolidated class action complaint, which asserted claims of negligence, breach of contract, and violation of various state consumer protection laws. The plaintiffs sought damages, equitable/injunctive relief, and attorneys’ fees, costs, and expenses, among other relief. The parties entered into mediation and agreed to a class action settlement, with respect to which the Company recorded an accrual of $1.2 million for the quarter ended September 30, 2024. The class action settlement received approval from the court on April 4, 2025. The Company expects all settlement administration activities to be completed in 2025.

In addition, HHS’s Office for Civil Rights is investigating the incident pursuant to its authority to enforce the HIPAA rules regarding privacy, security, and breach notification. The Office for Civil Rights issued a request for information regarding the Company’s response to the incident and the Company’s compliance with HIPAA rules, to which the Company responded. The Office for Civil Rights may issue additional requests for information and documentation. In connection with its investigation, the Office for Civil Rights may, among other measures, seek to impose civil monetary penalties against LivaNova and seek to require that the Company implement a corrective action plan. Furthermore, the Company has received, and may receive in the future, additional government requests for information about the incident, to which LivaNova will respond. For example, the Italian data protection authority requested that LivaNova provide certain information regarding the incident, and the Company responded to the request. On September 29, 2025, the Italian data protection authority closed its inquiry.
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
Note 6. Stockholders’ Equity
The tables below present the condensed consolidated statements of stockholders’ equity as of and for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
June 30, 2025	55,499	$84,521	$2,234,777	$(1,161)	$8,113	$(1,203,411)	$1,122,839
Stock-based compensation plans	4	(1)	10,247	(34)	—	—	10,212
Net income	—	—	—	—	—	26,784	26,784
Other comprehensive loss	—	—	—	—	(2,605)	—	(2,605)
September 30, 2025	55,503	$84,520	$2,245,024	$(1,195)	$5,508	$(1,176,627)	$1,157,230

June 30, 2024	54,404	$83,070	$2,204,580	$(195)	$(52,819)	$(992,094)	$1,242,542
Stock-based compensation plans	2	42	8,352	39	—	—	8,433
Net income	—	—	—	—	—	32,953	32,953
Other comprehensive income	—	—	—	—	26,116	—	26,116
September 30, 2024	54,406	$83,112	$2,212,932	$(156)	$(26,703)	$(959,141)	$1,310,044

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2024	54,438	$83,156	$2,220,658	$(136)	$(80,170)	$(903,250)	$1,320,258
Issuance of shares - EBT	1,000	1,290	—	(1,290)	—	—	—
Stock-based compensation plans	65	74	24,366	231	—	—	24,671
Net loss	—	—	—	—	—	(273,377)	(273,377)
Other comprehensive income	—	—	—	—	85,678	—	85,678
September 30, 2025	55,503	$84,520	$2,245,024	$(1,195)	$5,508	$(1,176,627)	$1,157,230

December 31, 2023	53,942	$82,533	$2,189,517	$(55)	$(27,883)	$(966,484)	$1,277,628
Issuance of shares - EBT	—	440	—	(440)	—	—	—
Stock-based compensation plans	464	139	23,415	339	—	—	23,893
Net income	—	—	—	—	—	7,343	7,343
Other comprehensive income	—	—	—	—	1,180	—	1,180
September 30, 2024	54,406	$83,112	$2,212,932	$(156)	$(26,703)	$(959,141)	$1,310,044

The tables below present the changes in AOCI, net of tax, for the nine months ended September 30, 2025 and 2024 (in thousands):

Foreign Currency Translation Adjustments (1)
December 31, 2024	$(80,170)
Other comprehensive income before reclassifications, before tax	85,678
Tax expense	—
Other comprehensive income before reclassifications, net of tax	85,678
Net current-period other comprehensive income, net of tax	85,678
September 30, 2025	$5,508
(1)Taxes were not provided for foreign currency translation adjustments, as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

Foreign Currency Translation Adjustments (1)
December 31, 2023	$(27,883)
Other comprehensive income before reclassifications, before tax	1,180
Tax expense	—
Other comprehensive income before reclassifications, net of tax	1,180
Net current-period other comprehensive income, net of tax	1,180
September 30, 2024	$(26,703)
(1)Taxes were not provided for foreign currency translation adjustments, as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 7. Stock-Based Incentive Plans
Stock-Based Plans
On June 11, 2025, the Company’s shareholders approved the 2025 Director Incentive Plan and the Second A&R 2022 Plan. The 2025 Director Incentive Plan provides equity-based compensation to non-executive directors by making available a total of

300,000 shares for awards granted on or after the date on which the 2025 Director Incentive Plan was approved by the Company’s shareholders. The 2025 Director Incentive Plan is intended to be the successor to the 2015 Plan. No further awards may be made under the 2015 Plan, although any outstanding awards under the 2015 Plan will continue to remain in full force and effect. The Second A&R 2022 Plan provides for an aggregate of 2,200,000 shares that can be issued pursuant to awards granted on or after the date on which the Second A&R 2022 Plan was approved by the Company’s shareholders. The other terms of the Second A&R 2022 Plan, including its expiration date, remain unchanged from the A&R 2022 Plan. As of September 30, 2025, under the 2025 Director Incentive Plan, there were 259,423 shares available for future grants to LivaNova’s non-executive directors, and under the Second A&R 2022 Plan, there were 2,297,696 shares available for future grants to LivaNova’s employees.
For the nine months ended September 30, 2025, LivaNova issued stock-based compensatory awards to its employees and Board of Directors with terms approved by the Compensation and Human Capital Management Committee of LivaNova’s Board of Directors and LivaNova’s Board of Directors, respectively. The employee awards with service conditions generally vest ratably over three years for RSUs and four years for SARs, and are subject to forfeiture unless service conditions are met. The employee market performance-based awards that were issued generally cliff vest after three years, subject to the rank of LivaNova’s total shareholder return for the three-year period ending December 31, 2027, relative to the total shareholder returns of the S&P Healthcare Equipment Select Industry Index. The employee adjusted free cash flow and return on invested capital operating performance-based awards that were issued generally cliff vest after three years, subject to the achievement of certain thresholds of cumulative results for the three-year period ending December 31, 2027. The Board of Director RSU awards with service conditions generally cliff vest at one year. Compensation expense related to awards granted during 2025 for the three and nine months ended September 30, 2025 was $3.7 million and $6.0 million, respectively.
Stock-Based Compensation Expense
The following table presents the amounts of stock-based compensation expense recognized in LivaNova’s condensed consolidated statements of income (loss) by type of arrangement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service-based RSUs	$4,715	$4,288	$12,784	$13,662
Service-based SARs	3,494	3,480	9,628	10,003
Market performance-based RSUs	629	257	1,558	1,303
Operating performance-based RSUs	748	255	2,030	1,119
Employee share purchase plan	361	279	904	897
	$9,947	$8,559	$26,904	$26,984
Stock-based compensation agreements issued for the nine months ended September 30, 2025, representing potential shares and their weighted average grant date fair values by type, are as follows (shares in thousands, fair value in dollars):

	Nine Months Ended September 30, 2025
	Shares	Weighted Average Grant Date Fair Value
Service-based SARs	1,038	$17.87
Service-based RSUs	566	39.98
Market performance-based RSUs	82	41.67
Operating performance-based RSUs	93	39.98
Note 8. Income Taxes
LivaNova PLC is a resident in the UK. LivaNova’s effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, discrete tax items, valuation allowances, tax credits and incentives, unrecognized tax benefits associated with uncertain tax positions, and tax laws. LivaNova’s tax returns are periodically audited or subjected to review by tax authorities. The Company operates in multiple jurisdictions worldwide and assesses the recoverability of its deferred tax assets for each period and jurisdiction by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Depending on operating results in the future, a release of a valuation allowance could occur within the next 12 months. The timing and amount of the valuation allowance release could vary based on the Company’s assessment of all available evidence.
LivaNova’s effective income tax rate for the three and nine months ended September 30, 2025 was 21.0% and (10.0)%, respectively, compared to 25.9% and 76.9% for the three and nine months ended September 30, 2024, respectively. The changes in the effective tax rates for the three and nine months ended September 30, 2025, compared to the prior year periods, were primarily attributable to year-over-year changes in income before tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability, and changes in valuation allowances.
The OBBBA was enacted in the U.S. on July 4, 2025 and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others in 2026. LivaNova has accounted for the relevant changes effective for the 2025 tax year within its annual effective tax rate and continues to evaluate certain provisions that will take effect beginning in 2026, which may or may not affect the Company’s 2025 tax return elections.
LivaNova is subject to income taxes as well as non-income-based taxes in the U.S., the UK, the EU, and various other jurisdictions. LivaNova will continue to monitor developments globally that may impact the Company’s operations.
Note 9. Income (Loss) Per Share
The following table presents basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic income (loss) per share	$0.49	$0.61	$(5.01)	$0.14
Diluted income (loss) per share	0.49	0.60	(5.01)	0.13
The following table presents the reconciliations of net income (loss) and weighted average shares outstanding used in the calculations of basic and diluted income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator (1):
Net income (loss) - basic and diluted	$26,784	$32,953	$(273,377)	$7,343

Denominator:
Weighted average shares outstanding - basic	54,630	54,352	54,529	54,194
Add: Dilutive effect of share-based compensation and convertible debt instruments (1) (2)	523	233	—	332
Weighted average shares outstanding - diluted	55,153	54,585	54,529	54,526
(1)For the three and nine months ended September 30, 2025, the 2029 Notes were outstanding and potentially dilutive securities, but were excluded from the computation of diluted income (loss) per share because their effect would have been anti-dilutive.
(2)Excluded from the computation of diluted income (loss) per share were shares underlying stock options, SARs, and RSUs totaling 0.5 million and 3.1 million for the three months ended September 30, 2025 and 2024, respectively, and 2.6 million and 2.8 million for the nine months ended September 30, 2025 and 2024, respectively, because to include them would have been anti-dilutive under the treasury stock method.
Note 10. Geographic and Segment Information
Segment Information
LivaNova identifies operating segments based on how it manages, evaluates, and internally reports its business activities to allocate resources, develop and execute its strategy, and assess performance. LivaNova has two reportable segments: Cardiopulmonary and Neuromodulation. Net revenue of the Company’s reportable segments includes revenues from the sale of products developed, manufactured, and distributed by each segment, as well as from services related to certain products.

LivaNova’s Cardiopulmonary segment is engaged in the design, development, manufacture, marketing, and sale of cardiopulmonary products, including HLMs, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae, and other related accessories, and provides services related to certain of these products.
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
LivaNova operates under three geographic regions: U.S., Europe, and Rest of World. The following table presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cardiopulmonary
United States	$71,946	$62,504	$204,023	$177,954
Europe (1)	50,052	40,894	143,605	120,387
Rest of World (1)	81,220	68,841	231,182	203,503
	203,218	172,239	578,810	501,844
Neuromodulation
United States	118,390	112,906	343,950	330,518
Europe (1)	14,521	11,922	47,445	40,919
Rest of World (1)	16,614	15,033	48,693	45,172
	149,525	139,861	440,088	416,609
Other Revenue (2)	5,010	6,020	8,234	13,154
Totals (3)
United States	190,447	179,828	548,085	519,985
Europe (1)	67,683	52,815	194,160	158,414
Rest of World (1)	99,623	85,477	284,887	253,208
	$357,753	$318,120	$1,027,132	$931,607
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other Revenue” includes rental and site services income not allocated to segments. In addition, for the three and nine months ended September 30, 2024, “Other Revenue” includes revenue from the Company’s former ACS reportable segment.
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

The following table presents a reconciliation of segment income to consolidated income (loss) before tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cardiopulmonary	$24,698	$21,669	$80,796	$56,007
Neuromodulation	56,185	49,533	164,558	151,023
Segment income	80,883	71,202	245,354	207,030
Other expense	(26,871)	(35,584)	(88,542)	(115,000)
Operating income	54,012	35,618	156,812	92,030
SNIA environmental liability expense	(1,745)	—	(363,815)	—
Interest expense (1)	(10,863)	(15,878)	(38,429)	(47,303)
Loss on debt extinguishment	—	—	(2,651)	(25,482)
Foreign exchange and other income/(expense)	(7,493)	24,701	(332)	12,585
Income (loss) before tax	$33,911	$44,441	$(248,415)	$31,830
(1)“Interest expense” includes contractual interest expense associated with LivaNova’s short- and long-term financing arrangements and the amortization of debt discount and issuance costs of $5.9 million and $17.3 million for the three and nine months ended September 30, 2025, respectively, and $5.5 million and $15.7 million for the three and nine months ended September 30, 2024, respectively.
The following tables present the components of segment income, including significant expenses, of LivaNova’s reportable segments (in thousands):

	Cardiopulmonary		Neuromodulation
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$203,218	$172,239	$149,525	$139,861
Less:
Cost of sales	98,088	80,971	12,693	11,385
Selling, general, and administrative	58,580	49,338	49,937	45,529
Research and development	18,108	12,560	30,710	33,414
3T litigation provision	3,744	7,701	—	—
	$24,698	$21,669	$56,185	$49,533

	Cardiopulmonary		Neuromodulation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$578,810	$501,844	$440,088	$416,609
Less:
Cost of sales	278,473	243,856	40,848	33,916
Selling, general, and administrative	168,551	146,842	148,604	137,322
Research and development	46,617	38,341	86,078	94,348
3T litigation provision	4,373	16,798	—	—
	$80,796	$56,007	$164,558	$151,023

The following table presents assets by reportable segment (in thousands):

	September 30, 2025	December 31, 2024
Cardiopulmonary	$1,018,811	$900,672
Neuromodulation	639,970	640,956
Other assets (1)	898,802	964,761
	$2,557,583	$2,506,389
(1)“Other assets” primarily includes corporate assets not allocated to segments.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cardiopulmonary	$9,495	$7,383	$23,431	$18,657
Neuromodulation	4,738	1,379	10,988	2,380
Other capital expenditures (1)	9,151	5,318	16,642	13,241
	$23,384	$14,080	$51,061	$34,278
(1)“Other capital expenditures” primarily includes corporate capital expenditures not allocated to segments.
The following table presents changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2025 (in thousands):

	Cardiopulmonary	Neuromodulation	Total
December 31, 2024	$351,252	$398,754	$750,006
Foreign currency adjustments	41,028	—	41,028
September 30, 2025	$392,280	$398,754	$791,034
Geographic Information
The following table presents property, plant, and equipment, net by geographic region (in thousands):

	September 30, 2025	December 31, 2024
United States	$74,296	$65,170
Europe	129,274	94,394
Rest of World	14,940	10,696
	$218,510	$170,260
Note 11. Supplemental Financial Information
The following table presents the components of inventories (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$77,895	$71,949
Work-in-process	17,971	12,322
Finished goods	71,672	63,295
	$167,538	$147,566
As of September 30, 2025 and December 31, 2024, inventories included adjustments totaling $20.7 million and $16.4 million, respectively, to record balances at the lower of cost or net realizable value.

The following table presents the components of accrued liabilities and other (in thousands):

	September 30, 2025	December 31, 2024
Legal and professional costs	$18,481	$17,379
Italian MedTech payback measure	12,255	15,981
Contract liabilities	11,084	10,848
Operating lease liabilities	9,001	9,040
Provisions for agents, returns, and other	4,948	6,744
Royalty accrual	4,660	4,466
Interest payable	3,235	9,479
Current derivative liabilities	1,888	2,915
Research and development costs	1,353	6,167
Restructuring liabilities	—	2,003
Other accrued expenses	25,324	33,463
	$92,229	$118,485
As of September 30, 2025 and December 31, 2024, contract liabilities totaling $15.3 million and $14.7 million, respectively, were included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.
The following table presents the items included in foreign exchange and other income/(expense) on the condensed consolidated statements of income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Embedded derivative fair value adjustment (2025 Notes) (1)	$(322)	$2,829	$1,230	$1,466
Embedded derivative fair value adjustment (2029 Notes) (1)	(16,422)	18,423	(12,696)	10,488
Capped call fair value adjustment (2025 Notes) (1)	324	(1,668)	(997)	(10,201)
Capped call fair value adjustment (2029 Notes) (1)	6,353	(2,517)	4,276	(2,040)
Investment revaluation - Ceribell, Inc. (2)	—	—	(3,622)	—
Impairments of investments (3)	(1,112)	—	(1,112)	(5,750)
Interest income	3,899	7,139	14,525	21,497
FX fluctuations	(613)	220	(2,463)	(2,885)
Other	400	275	527	10
	$(7,493)	$24,701	$(332)	$12,585
(1)Refer to “Note 3. Fair Value Measurements.”
(2)During the second quarter of 2025, LivaNova liquidated its investment in Ceribell, Inc., consisting of 391,952 common shares, in a series of transactions with an average sales price of $16.69 per common share, resulting in net proceeds of $6.5 million from an initial investment in 2018 of $3.0 million.
(3)For the three and nine months ended September 30, 2025, LivaNova recorded an impairment of its investment in Highlife S.A.S. For the nine months ended September 30, 2024, LivaNova recorded an impairment related to the Company’s preferred share ownership converting into common stock of ShiraTronics, Inc.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the amounts shown on the condensed consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$646,079	$428,858
Restricted cash (1)	—	294,698
	$646,079	$723,556
(1)On March 18, 2022, LivaNova PLC, acting through its Italian branch, entered into an Indemnity Letter and an Account Pledge Agreement with Barclays, further to which Barclays issued the SNIA Litigation Guarantee. As security for the SNIA Litigation

Guarantee, LivaNova was required to grant cash collateral to Barclays in USD in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee, calibrated on a biweekly basis, which is presented as restricted cash on the condensed consolidated balance sheet. On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information, refer to “Note 5. Commitments and Contingencies.”
Note 12. New Accounting Pronouncements
The following table presents a description of future adoptions of new ASUs issued by the FASB that may have an impact on LivaNova’s consolidated financial statements when adopted:

Issue Date & Standard	Description	Adoption	Assessment
December 2023 ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU expands annual income tax disclosures primarily related to the rate reconciliation and income taxes paid.	This ASU will be effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption and retrospective application permitted.	LivaNova does not expect this standard will have a material effect on the Company’s consolidated financial statements and related disclosures.
November 2024 ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires disclosure in the notes to financial statements of additional information disaggregating specific expense categories underlying certain income statement expense line items, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses.	This ASU will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. This ASU may be applied on either a prospective or retrospective basis, with early adoption permitted.	LivaNova is currently evaluating the effect this standard will have on the Company’s consolidated financial statements and related disclosures.
July 2025 ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	This ASU provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets.	This ASU will be effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, on a prospective basis, with early adoption permitted.	LivaNova is currently evaluating the effect this standard will have on the Company’s consolidated financial statements and related disclosures.
September 2025 ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met.	This ASU will be effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The transition method may be prospective, modified, or retrospective.	LivaNova is currently evaluating the effect this standard will have on the Company’s consolidated financial statements and related disclosures.
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
The following tables present a summary of the corrections to the impacted Cardiopulmonary disaggregated segment income table line items in “Note 17. Geographic and Segment Information” and “Notre 10. Geographic and Segment Information” previously included in the 2024 Annual Report on Form 10-K and in the unaudited March 31, 2025 Quarterly Report on Form 10-Q, respectively (in thousands):

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes, which appear elsewhere in this Report, and with LivaNova’s 2024 Form 10-K. LivaNova’s discussion and analysis may contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Part I, Item 1A. of LivaNova’s 2024 Form 10-K, as updated and supplemented by LivaNova’s Quarterly Reports on Form 10-Q, including in Part II, Item 1A. and elsewhere in this Report. The accompanying unaudited condensed consolidated financial statements of LivaNova and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis. The capitalized terms used below are defined in the “Definitions” section and in the notes to LivaNova’s condensed consolidated financial statements in this Report.
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
Macroeconomic Environment and Global Supply Chain
The current macroeconomic environment, including FX volatility, inflationary pressures, and geopolitical instability, and global supply chain challenges have impacted and may continue to impact LivaNova’s business, results of operations, cash flows, and financial condition. Furthermore, LivaNova continues to experience logistical, capacity, and labor constraints. However, to date, the Company’s supply of raw materials and the production and distribution of finished products have not been materially affected. The Company continues to respond to such challenges. While LivaNova has business continuity plans in place, the impact of the ongoing challenges the Company is navigating, along with their potential escalation, may adversely affect its business.
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
Through September 30, 2025, LivaNova incurred direct costs totaling $13.1 million in connection with this cybersecurity incident, including $0.1 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $8.2 million for the nine months ended September 30, 2025 and 2024, respectively. The total direct costs incurred primarily include external cybersecurity expert and legal fees, system restoration costs, and $1.2 million related to a class action settlement, and do not include business interruption losses. The Company may incur additional costs related to this incident in the future. LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that will likely limit the amount that the insurers may reimburse the Company. LivaNova has filed claims for insurance reimbursement of direct costs and business interruption losses related to this incident and has submitted additional claims and supplemental requests for reimbursement as new costs have been incurred. Through September 30, 2025, LivaNova has received $9.6 million, including $6.2 million in reimbursement of direct costs and $3.4 million in reimbursement of business interruption losses. For the nine months ended September 30, 2025, LivaNova received $1.2 million in reimbursement of direct costs. The Company’s insurance coverage may be insufficient to cover all costs and expenses related to this cybersecurity incident or may be unavailable to cover all costs and expenses related to this cybersecurity incident.

Business Segments
LivaNova has two reportable segments: Cardiopulmonary and Neuromodulation. For additional information regarding LivaNova’s reportable segments, historical financial information, and its methodology for the presentation of financial results, refer to the condensed consolidated financial statements and accompanying notes of this Report.
Cardiopulmonary
LivaNova’s Cardiopulmonary segment is engaged in the design, development, manufacture, marketing, and sale of cardiopulmonary products, including HLMs, oxygenators, autotransfusion systems, perfusion tubing systems, cannulae, and other related accessories, and provides services related to certain of these products. In particular, the Cardiopulmonary segment includes the Essenz Perfusion System, the Company’s next-generation HLM with an embedded patient monitor for tailored patient care strategies and sensing technology for data-driven decision-making during cardiopulmonary bypass procedures.
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
Critical Accounting Estimates
For a discussion of LivaNova’s critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Form 10-K. For the nine months ended September 30, 2025, there were no material changes to the application of critical accounting policies and estimates previously disclosed in LivaNova’s 2024 Form 10-K.
Results of Operations
The following table presents LivaNova’s condensed consolidated results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$357,753	$318,120	$1,027,132	$931,607
Cost of sales (1)	112,898	97,091	327,035	292,492
Gross profit (1)	244,855	221,029	700,097	639,115
Operating expenses:
Selling, general, and administrative (1)	138,522	127,426	405,448	378,238
Research and development	48,577	48,805	133,641	139,206
Other operating expense	3,744	9,180	4,196	29,641
Operating income	54,012	35,618	156,812	92,030
SNIA environmental liability expense	(1,745)	—	(363,815)	—
Interest expense	(10,863)	(15,878)	(38,429)	(47,303)
Loss on debt extinguishment	—	—	(2,651)	(25,482)
Foreign exchange and other income/(expense)	(7,493)	24,701	(332)	12,585
Income (loss) before income tax	33,911	44,441	(248,415)	31,830
Income tax expense	7,114	11,525	24,921	24,469
(Loss) income from equity method investments	(13)	37	(41)	(18)
Net income (loss)	$26,784	$32,953	$(273,377)	$7,343
(1)The above table presents revised financial results, as discussed in “Note 1. Unaudited Condensed Consolidated Financial Statements” and “Note 13. Revision of Previously Issued Financial Statements” in the condensed consolidated financial statements in this Report.

Net Revenue
The following table presents net revenue by operating segment and geographic region (in thousands, except for percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Cardiopulmonary
United States	$71,946	$62,504	15.1%	$204,023	$177,954	14.6%
Europe (1)	50,052	40,894	22.4%	143,605	120,387	19.3%
Rest of World (1)	81,220	68,841	18.0%	231,182	203,503	13.6%
	203,218	172,239	18.0%	578,810	501,844	15.3%
Neuromodulation
United States	118,390	112,906	4.9%	343,950	330,518	4.1%
Europe (1)	14,521	11,922	21.8%	47,445	40,919	15.9%
Rest of World (1)	16,614	15,033	10.5%	48,693	45,172	7.8%
	149,525	139,861	6.9%	440,088	416,609	5.6%
Other Revenue (2)	5,010	6,020	(16.8)%	8,234	13,154	(37.4)%
Totals
United States	190,447	179,828	5.9%	548,085	519,985	5.4%
Europe (1)	67,683	52,815	28.2%	194,160	158,414	22.6%
Rest of World (1)	99,623	85,477	16.5%	284,887	253,208	12.5%
	$357,753	$318,120	12.5%	$1,027,132	$931,607	10.3%
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other Revenue” includes rental and site services income not allocated to segments. In addition, for the three and nine months ended September 30, 2024, “Other Revenue” includes revenue from the Company’s former ACS reportable segment.
The following table presents segment income (1) (in thousands, except for percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Cardiopulmonary	$24,698	$21,669	14.0%	$80,796	$56,007	44.3%
Neuromodulation	56,185	49,533	13.4%	164,558	151,023	9.0%
	$80,883	$71,202	13.6%	$245,354	$207,030	18.5%
(1)For a reconciliation of segment income to consolidated income (loss) before tax, refer to “Note 10. Geographic and Segment Information” in the condensed consolidated financial statements in this Report.
Cardiopulmonary
Cardiopulmonary net revenue for the three and nine months ended September 30, 2025 increased 18.0% to $203.2 million and 15.3% to $578.8 million, respectively, compared to the three and nine months ended September 30, 2024, with growth across all regions, driven by Essenz Perfusion System sales and strong consumables demand.
Cardiopulmonary segment income for the three and nine months ended September 30, 2025 was $24.7 million and $80.8 million, respectively, compared to segment income of $21.7 million and $56.0 million for the three and nine months ended September 30, 2024, respectively. These increases in segment income primarily resulted from increases in net revenue, as described above, as well as decreases in the amounts recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device of $4.0 million and $12.4 million for the three- and nine-month comparative periods, respectively.
Neuromodulation
Neuromodulation net revenue for the three and nine months ended September 30, 2025 increased 6.9% to $149.5 million and 5.6% to $440.1 million, respectively, compared to the three and nine months ended September 30, 2024, with growth across all regions.

Neuromodulation segment income for the three and nine months ended September 30, 2025 was $56.2 million and $164.6 million, respectively, compared to $49.5 million and $151.0 million for the three and nine months ended September 30, 2024, respectively. These increases in segment income primarily resulted from increases in net revenue, as described above, as well as net decreases in R&D expense for the three- and nine-month comparative periods, primarily resulting from $9.7 million and $19.1 million reductions in costs associated with the Company’s DTD program, respectively.
Cost of Sales and Expenses
The following table presents costs and expenses as a percentage of net revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Cost of sales (1)	31.6%	30.5%	1.1%	31.8%	31.4%	0.4%
Selling, general, and administrative (1)	38.7%	40.1%	(1.4)%	39.5%	40.6%	(1.1)%
Research and development	13.6%	15.3%	(1.7)%	13.0%	14.9%	(1.9)%
Other operating expense	1.0%	2.9%	(1.9)%	0.4%	3.2%	(2.8)%
(1)The above table and commentary below present revised financial results, as discussed in “Note 1. Unaudited Condensed Consolidated Financial Statements” and “Note 13. Revision of Previously Issued Financial Statements” in the condensed consolidated financial statements in this Report.
Cost of Sales
Cost of sales primarily consists of direct labor, allocated overhead, and the acquisition of raw materials and components.
Cost of sales as a percentage of net revenue was 31.6% and 31.8% for the three and nine months ended September 30, 2025, respectively, representing increases of 1.1 and 0.4 percentage points compared to the three and nine months ended September 30, 2024, respectively, primarily resulting from accruals related to increases in the fair value of the ImThera sales-based contingent consideration arrangement of $1.2 million and $3.1 million for the three- and nine-month comparative periods, respectively, as well as unfavorable product mix.
Selling, General, and Administrative Expense
SG&A expense primarily consists of sales, marketing, general, and administrative activities.
SG&A expense as a percentage of net revenue was 38.7% and 39.5% for the three and nine months ended September 30, 2025, respectively, representing decreases of 1.4 and 1.1 percentage points compared to the three and nine months ended September 30, 2024, respectively, primarily due to the decline in costs associated with the November 2023 cybersecurity incident and the impact of related insurance recoveries.
Research and Development Expense
R&D expense primarily consists of product design and development efforts, clinical study programs, and regulatory activities.
R&D expense as a percentage of net revenue was 13.6% and 13.0% for the three and nine months ended September 30, 2025, respectively, representing decreases of 1.7 and 1.9 percentage points compared to the three and nine months ended September 30, 2024, respectively, primarily due to reductions in costs associated with the Company’s DTD program of $9.7 million and $19.1 million, respectively.
Other Operating Expense
Other operating expense primarily consists of charges related to LivaNova’s 3T Heater-Cooler device litigation provision and restructuring expense.
Other operating expense as a percentage of net revenue was 1.0% and 0.4% for the three and nine months ended September 30, 2025, respectively, representing decreases of 1.9 and 2.8 percentage points compared to the three and nine months ended September 30, 2024, respectively. The decreases were due to decreases of $4.0 million and $12.4 million in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device for the three- and nine-month comparative periods, respectively, as well as decreases of $1.5 million and $13.0 million in restructuring costs associated with the 2024 Restructuring Plan for the same periods. For additional information, please refer to “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.

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
Loss on Debt Extinguishment
For the nine months ended September 30, 2025, LivaNova incurred a loss on debt extinguishment of $2.7 million associated with the write-off of unamortized debt issuance costs in connection with the early repayment of $200 million on principal borrowings under the Term Facilities in May 2025. For the nine months ended September 30, 2024, LivaNova incurred a loss on debt extinguishment of $25.5 million in connection with the 2025 Notes Repurchase Transaction in March 2024.
Interest Expense
Interest expense decreased to $10.9 million and $38.4 million for the three and nine months ended September 30, 2025, respectively, compared to $15.9 million and $47.3 million for the three and nine months ended September 30, 2024, respectively, primarily due to an early repayment on May 2, 2025 of $200 million on principal borrowings under the Term Facilities, as well as decreases in interest rates, partially offset by an increase in amortization of debt issuance costs. For additional information, refer to “Note 4. Financing Arrangements” in the condensed consolidated financial statements in this Report.
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
Foreign exchange and other income/(expense) was expense of $7.5 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, compared to income of $24.7 million and $12.6 million for the three and nine months ended September 30, 2024, respectively. For additional information, refer to “Note 11. Supplemental Financial Information” in the condensed consolidated financial statements in this Report.
Income Tax Expense
LivaNova PLC is a resident in the UK. LivaNova’s effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, discrete tax items, valuation allowances, tax credits and incentives, unrecognized tax benefits associated with uncertain tax positions, and tax laws. LivaNova’s tax returns are periodically audited or subjected to review by tax authorities. The Company operates in multiple jurisdictions worldwide and assesses the recoverability of its deferred tax assets for each period and jurisdiction by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Depending on operating results in the future, a release of a valuation allowance could occur within the next 12 months. The timing and amount of the valuation allowance release could vary based on the Company’s assessment of all available evidence.
LivaNova’s effective income tax rate for the three and nine months ended September 30, 2025 was 21.0% and (10.0)%, respectively, compared to 25.9% and 76.9% for the three and nine months ended September 30, 2024, respectively. The changes in the effective tax rates for the three and nine months ended September 30, 2025, compared to the prior year periods, were primarily attributable to year-over-year changes in income before tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability, and changes in valuation allowances.
The OBBBA was enacted in the U.S. on July 4, 2025 and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others in 2026. LivaNova has accounted for the relevant changes effective for the 2025 tax year within its annual effective tax rate and continues to evaluate certain provisions that will take effect beginning in 2026, which may or may not affect the Company’s 2025 tax return elections.

LivaNova is subject to income taxes as well as non-income-based taxes in the U.S., the UK, the EU, and various other jurisdictions. LivaNova will continue to monitor developments globally that may impact the Company’s operations.
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
LivaNova’s operating and working capital obligations primarily consist of liabilities arising in the normal course of business, including inventory supply contracts, the future settlement of derivative instruments, and future lease payments, as well as contingent consideration arrangements resulting from acquisitions and obligations associated with legal and other accruals.
The following table presents selected financial information related to LivaNova’s liquidity (in thousands):

	September 30, 2025	December 31, 2024
Available Short-term Liquidity
Cash and cash equivalents	$646,079	$428,858
Availability under the 2021 First Lien Credit Agreement	225,000	225,000
	$871,079	$653,858
Working Capital
Current assets	$1,097,149	$1,127,186
Current liabilities	827,588	392,125
	$269,561	$735,061
Debt Obligations
Current portion of long-term debt	$85,423	$77,339
Short-term unsecured borrowing arrangements	17	665
Current debt obligations	85,440	78,004
Long-term debt obligations (1)	349,031	549,624
	$434,471	$627,628
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
Cash Flows
The following table presents net cash, cash equivalents, and restricted cash provided by (used in) operating, investing, and financing activities and the net (decrease) increase in the balance of cash, cash equivalents, and restricted cash (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating activities	$171,943	$104,331
Investing activities	(42,653)	(37,452)
Financing activities	(222,776)	21,995
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	16,009	(170)
Net (decrease) increase in cash, cash equivalents, and restricted cash (1)	$(77,477)	$88,704
(1)On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information, refer to “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2025 increased by $67.6 million compared to the same prior year period, primarily due to higher customer collections resulting from an increase in sales and lower payments related to LivaNova’s 3T Heater-Cooler device litigation provision, as well as restructuring activities, partially offset by an increase in cash outflows for inventories and income taxes.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2025 increased by $5.2 million compared to the same prior year period, primarily due to an increase in purchases of property, plant, and equipment of $12.1 million, principally related to purchases and development of internal-use software, partially offset by proceeds from the sale of LivaNova’s investment in Ceribell, Inc. of $6.5 million.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2025 increased by $244.8 million compared to the same prior year period, primarily due to a decrease in proceeds from net debt borrowings and repayments of $255.3 million, partially offset by the payment of $13.8 million related to the ALung contingent consideration arrangement in the prior year period.
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
Applicable SEC rules require an evaluation of the effectiveness of the Company’s disclosure controls and procedures. LivaNova’s management, under the supervision and with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, LivaNova’s CEO and CFO concluded that, as of September 30, 2025, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in LivaNova’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, LivaNova’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
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
LivaNova’s gross revenue and net profits attributable to the above-mentioned Iranian activities were $2.1 million and $1.0 million for the three months ended September 30, 2025, respectively, and $10.8 million and $5.8 million for the nine months ended September 30, 2025, respectively.
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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: November 5, 2025	By:	/s/ VLADIMIR MAKATSARIA
Vladimir Makatsaria
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: November 5, 2025	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)