Form 10-K
period 2025-12-31
LivaNova PLC
filed 2026-02-25
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-K
(Mark One)

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.5 billion (based on the closing price of these shares on the Nasdaq Global Select Market on June 30, 2025, the last business day of the most recently completed second fiscal quarter). For purposes of this calculation, ordinary shares held by persons who hold more than 5% of the outstanding ordinary shares and shares held by executive officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.
As of February 18, 2026, 54,689,876 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive 2026 Proxy Statement of LivaNova PLC for the 2026 Annual General Meeting of Shareholders, which will be filed within 120 days of December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LIVANOVA PLC

DEFINITIONS
In this Annual Report on Form 10-K for the year ended December 31, 2025, the following terms and abbreviations have the meanings listed below.

Abbreviation	Definition
2015 Plan	LivaNova PLC 2015 Incentive Award Plan
2021 First Lien Credit Agreement	First Lien Credit Agreement between LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, entered into on August 13, 2021
2022	The year ended December 31, 2022
2023	The year ended December 31, 2023
2024	The year ended December 31, 2024
2024 Restructuring Plan	A plan, initiated during the first quarter of 2024, to enhance LivaNova’s focus on its core Cardiopulmonary and Neuromodulation segments
2025	The year ended December 31, 2025
2025 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2025 Notes	$287.5 million aggregate principal amount 3.00% unsecured cash exchangeable senior notes due 2025 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova USA on June 17, 2020
2025 Notes Repurchase Transaction	Repurchase of $230.0 million aggregate principal amount of the 2025 Notes in privately-negotiated transactions from proceeds from the issuance of the 2029 Notes
2029 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2029 Notes	$345.0 million aggregate principal amount 2.50% unsecured convertible senior notes due 2029 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova PLC on March 8, 2024
A&R 2022 Plan	Amended and Restated LivaNova PLC 2022 Incentive Award Plan
ACS	Advanced Circulatory Support
AI	Artificial intelligence
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASMs	Anti-seizure medications
ASU	Accounting Standards Update
Audit Committee	LivaNova’s Audit and Compliance Committee
Barclays	Barclays Bank Ireland PLC
Capped Call Transactions	The 2025 Capped Calls and the 2029 Capped Calls
CCPA	California Consumer Privacy Act
CE Mark	Conformité Européenne, French for “European Conformity”
CED	Coverage with Evidence Development
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CISO	Chief Information Security Officer
CLO	Chief Legal Officer
CMS	The U.S. Centers for Medicare & Medicaid Services
Code of Conduct	LivaNova PLC’s Code of Ethics and Business Conduct
CODM	Chief Operating Decision Maker
Company	LivaNova PLC and its consolidated subsidiaries
Court of Appeal	Court of Appeal in Milan
CPB	Cardiopulmonary bypass
CSRD	EU Corporate Sustainability Reporting Directive (2022/2464)
Cyberonics	Cyberonics, Inc.
Delayed Draw Term Facility	$50.0 million delayed draw term facility under the 2021 First Lien Credit Agreement resulting from the Incremental Facility Amendment No. 2

Abbreviation	Definition
DRE	Drug-resistant epilepsy
DTC	Depository Trust Company
DTD	Difficult-to-treat depression: The Company’s broader business and strategic communications reference DTD as the preferred disease state when speaking more broadly about depression treatment, as it is a more inclusive and clinically evolving concept that encompasses patients whose depression continues to cause significant burden despite usual treatment efforts. Meanwhile, LivaNova’s RECOVER clinical study defines the patient population using the inclusion criteria for TRD, typically characterized by major depressive disorder that does not adequately respond to at least two different antidepressant treatments given at an appropriate dose and duration. As a result, the Company uses TRD in the context of the RECOVER study to maintain consistency with the study protocol approved by the U.S. Centers for Medicare & Medicaid Services. References to either term in this filing are context-dependent but describe overlapping populations.
ECJ	European Court of Justice
Embedded Derivatives	The bifurcated embedded derivatives associated with the 2025 Notes and 2029 Notes, collectively
ESPP	Global Employee Share Purchase Plan
EtO	Ethylene oxide
EU	European Union
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
False Claims Act	U.S. False Claims Act
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act of 1977
FDA	U.S. Food and Drug Administration
FX	Foreign currency exchange rate
GDPR	General Data Protection Regulation
Hemolung	Hemolung Respiratory Assist System
HHS	The U.S. Department of Health & Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology and Clinical Health Act
HLM	Heart-lung machine
IBR	Incremental borrowing rate
ImThera	ImThera Medical, Inc. was a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea that LivaNova acquired in 2018
Incremental Facility Amendment No. 2	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated July 6, 2022
Incremental Facility Amendment No. 3	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated March 8, 2024
Initial Term Facility	$300.0 million term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
IPR&D	In-Process Research and Development
IRC	U.S. Internal Revenue Code
ISDA	International Swaps and Derivatives Association, Inc.
ISIN	National Inspectorate for Nuclear Safety and Radiation Protection, a sub-body of the Italian Ministry of Economic Development
ISO	International Organization for Standardization
IT	Information technology
LivaNova	LivaNova PLC and its consolidated subsidiaries
LivaNova PLC	A public limited company organized under the laws of England and Wales
LivaNova USA	LivaNova USA, Inc.
LSM	LivaNova Site Management S.r.l.
MDR	EU Medical Device Regulation
MedTech	Medical technology
Nasdaq	Nasdaq Global Select Market
NCD	National Coverage Determination

Abbreviation	Definition
OBBBA	One Big Beautiful Bill Act
OECD	Organisation for Economic Co-operation and Development
Option Counterparties	Certain financial institutions with which LivaNova USA or LivaNova PLC, as applicable, has entered into the 2025 Capped Calls and 2029 Capped Calls
OSA	Obstructive sleep apnea
OSPREY clinical trial	LivaNova’s clinical trial, “Treating Obstructive Sleep Apnea using Targeted Hypoglossal Neurostimulation”
PSU	Performance stock unit
Pillar Two	Organisation for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (Pillar Two)
Plan Committee	Qualified Plan Committee
PMA	Pre-market approval
PP&E	Property, plant, and equipment
Public Administrations	The Italian Ministry of the Environment and other Italian government agencies
R&D	Research and development
RECOVER clinical study	LivaNova’s clinical study “A Prospective, Multi-center, Randomized Controlled Blinded Trial Demonstrating the Safety and Effectiveness of VNS Therapy System as Adjunctive Therapy Versus a No Stimulation Control in Subjects With Treatment-Resistant Depression”
Report	This Annual Report on Form 10-K
RSU	Restricted stock unit
S&P	Standard & Poor’s
SAR	Stock appreciation right
SDRT	UK Stamp Duty Reserve Tax
SEC	U.S. Securities and Exchange Commission
Second A&R 2022 Plan	Second Amended and Restated LivaNova PLC 2022 Incentive Award Plan
Securities Act	U.S. Securities Act of 1933, as amended
SG&A	Selling, general, and administrative expenses
SNIA	SNIA S.p.A.
SNIA Litigation Guarantee	A first demand bank guarantee of €270.0 million in connection with the SNIA environmental litigation
SOFR	Secured Overnight Financing Rate
Sorin	Sorin S.p.A.
Term Facilities	The Initial Term Facility, together with the Delayed Draw Term Facility
TRD	Treatment-resistant depression: LivaNova’s RECOVER clinical study defines the patient population using the inclusion criteria for TRD, typically characterized by major depressive disorder that does not adequately respond to at least two different antidepressant treatments given at an appropriate dose and duration. As a result, the Company uses TRD in the context of the RECOVER study to maintain consistency with the study protocol approved by the U.S. Centers for Medicare & Medicaid Services. Meanwhile, the Company’s broader business and strategic communications reference DTD as the preferred disease state when speaking more broadly about depression treatment, as it is a more inclusive and clinically evolving concept that encompasses patients whose depression continues to cause significant burden despite usual treatment efforts. References to either term in this filing are context-dependent but describe overlapping populations.
Trust	LivaNova PLC Employee Benefit Trust
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
UK	United Kingdom
UK Bribery Act	UK Bribery Act of 2010
United States	United States of America
USD	U.S. dollar
VNS	Vagus nerve stimulation
VNS Therapy	LivaNova Vagus Nerve Stimulation Therapy

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
•Trademarks for LivaNova’s obstructive sleep apnea system: ImThera™, aura6000™, and PolySync™.
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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Report, other than statements of historical or current fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects, or future events, and involve known and unknown risks that are difficult to predict. As a result, the Company’s actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. Generally, forward-looking statements can be identified by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and shareholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties, and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report, and include, but are not limited to, the following risks and uncertainties: volatility in the global market and worldwide economic conditions; adverse changes in export and import costs and other trade restrictions as well as uncertainty over global tariffs; risks relating to supply chain pressures; failure to protect, maintain, or upgrade LivaNova’s IT systems or products, or safeguard against cybersecurity incidents, service disruptions, or data corruption; costs of complying with privacy and security of personal information requirements and laws; changes in technology, including the development of superior or alternative technology or devices by competitors and/or competition from providers of alternative medical therapies; risks related to AI integration and regulation; failure of investments, alliances, acquisitions, or divestitures to achieve expected returns; failure to maintain appropriate working relationships with healthcare professionals to aid in the continuing development of products; the risk of quality issues and the impacts thereof; risks relating to recalls, replacement of inventory, enforcement actions, or product liability claims; failure to comply with, or changes in, laws, regulations, or administrative practices affecting government regulation of the Company’s products; failure to retain talent, maintain an effective succession plan, and negotiate successfully with local works councils; failure to obtain or maintain approvals, clearance, or reimbursement in relation to the Company’s products; unfavorable results from clinical studies or failure to meet milestones; global healthcare policy changes that may lead to restricted access and pricing as well as payback requirements and limited reimbursement; failure to comply with rules relating to healthcare goods and services as well as anti-bribery laws; the unfavorable impact of pending or existing climate change; product liability, intellectual property, shareholder-related, environmental-related, income tax, and other litigation, disputes, losses, and costs, including in the case of the Company’s 3T Heater-Cooler litigation; risks associated with environmental laws and regulations as well as environmental liabilities, violations, and litigation, including in the case of Saluggia and SNIA; failure to protect the Company’s proprietary intellectual property; changes in tax laws and regulations, including exposure to additional income tax liabilities; risks relating to the Company’s indebtedness; risks associated with potential government shutdowns; the potential for impairments of intangible assets, goodwill, and other long-lived assets; risks associated with public health crises; risks associated with shareholder activism; effectiveness of the Company’s internal controls over financial reporting; changes in the Company’s profitability and/or failure to manage costs and expenses; fluctuations in future quarterly operating results and/or variations in revenue and operating expenses relative to estimates; and other unknown or unpredictable factors that could harm the Company’s financial performance.
See also the section titled “Risk Factors” in Part I, Item 1A of this Report for further discussion of certain risks and uncertainties that could cause actual results and events to differ materially from the forward-looking statements. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date of this Report, and LivaNova expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are advised, however, to consult any further disclosures LivaNova makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This cautionary note is applicable to all forward-looking statements contained in this Report.
The following discussion and analysis should be read in conjunction with and are qualified in their entirety by reference to the discussions included in “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report.

PART I
ITEM 1. BUSINESS
Description of the Business and Background
LivaNova PLC is a market-leading global medical technology company. The Company designs, develops, manufactures, markets, and sells products, therapies, and services that are consistent with LivaNova’s mission to “create ingenious medical solutions that ignite patient turnarounds.” LivaNova is a public limited company organized under the laws of England and Wales and is headquartered in London, England. LivaNova’s ordinary shares are listed for trading on the Nasdaq under the symbol “LIVN.”
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
For additional information regarding LivaNova’s reportable segments, historical financial information, and methodology for the presentation of financial results, refer to “Part IV, Item 15. Exhibits and Financial Statement Schedules” of this Report.
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
CPB is frequently utilized in various heart-related medical procedures and allows surgical teams to oxygenate and circulate a patient’s blood, providing the necessary conditions for the surgeon to operate on the heart. Medical procedures most commonly requiring CPB include traditional coronary artery bypass grafting and valve surgeries. LivaNova’s products enable CPB for neonatal, pediatric, and adult patients.
HLMs
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
Oxygenators and Perfusion Tubing Systems
The oxygenators product group, which includes the Inspire systems, comprises disposable devices for extracorporeal circulation. The Inspire range of products comprises 12 models that provide perfusionists with a customizable approach for the benefit of patients. Oxygenators exchange oxygen and carbon dioxide in the blood of patients during surgical procedures and are utilized by perfusionists during cardiac surgery in conjunction with an HLM and can also be utilized in extracorporeal membrane oxygenation.
Autotransfusion Systems
One of the key elements for a complete blood management strategy is autologous blood transfusion. The autotransfusion product group facilitates the collection, processing, and reinfusion of the patient’s own blood lost at the surgical site.
Cannulae
The cannulae product group comprises cardiopulmonary bypass cannulae, or tubing, which is a device used in cardiopulmonary surgery to cannulate the vessels, perfuse the coronary arteries, and interconnect the catheters and cannulae with an oxygenator.
Neuromodulation
LivaNova’s Neuromodulation segment is engaged in the design, development, manufacture, marketing, and sale of devices that deliver neuromodulation therapy for treating DRE and DTD. The VNS Therapy System consists of an implantable pulse generator and connective lead that stimulates the left vagus nerve, surgical equipment to assist with the implant procedure, and equipment and instruction manuals that enable a treating healthcare professional to set parameters for a patient’s pulse generator. The lead does not need to be removed to replace a generator with a depleted battery. The Neuromodulation segment also includes the development and clinical testing of LivaNova’s aura6000 System for treating OSA.
DRE
The VNS Therapy System is designed as an adjunctive treatment to reduce seizures in people with DRE and is approved in many jurisdictions globally, including in the U.S., for patients four years of age or older with partial or focal onset seizures. There are several broad types of treatment available to patients with epilepsy; ASMs typically serve as a first-line treatment and are prescribed for virtually all patients diagnosed with epilepsy. After two ASMs fail to deliver seizure control, the epilepsy is characterized as drug-resistant, and adjunctive non-drug options are considered, including VNS therapy, ketogenic diet, surgery, and other neuromodulation therapies.
LivaNova distributes multiple VNS Therapy devices for the treatment of epilepsy, including Model 103 (Demipulse), Model 106 (AspireSR), Model 1000 (SenTiva), and Model 1000-D (SenTiva Duo) pulse generators. LivaNova’s AspireSR and SenTiva implantable pulse generators provide the traditional benefits of VNS therapy but add an additional stimulation capability: closed-loop stimulation (AutoStim), which responds to the detection of changes in heart rate, potentially indicative of a seizure. The SenTiva generator is the smallest and lightest VNS device capable of delivering responsive therapy for epilepsy and includes the additional flexibility of LivaNova’s Scheduled Programming and Day & Night Programming capabilities.
In 2017, the SenTiva and AspireSR VNS Therapy devices were approved by the FDA for expanded magnetic resonance imaging access, and CE Mark approval followed shortly thereafter. In 2020, CMS expanded reimbursement for VNS Therapy use in the treatment of Dravet Syndrome and, in 2022, expanded reimbursement for VNS Therapy use in the treatment of Lennox-Gastaut Syndrome.
In June 2025, the Company announced the completion of the CORE-VNS study, which evaluated outcomes using real-world evidence from more than 800 individuals with DRE treated with VNS Therapy worldwide. The Company reported 36-month data from the completed clinical study report for pediatric and adult patients with severe focal seizures receiving adjunctive VNS Therapy. In addition, the Company announced the publication of 24-month data from the CORE-VNS three-year study reporting reductions in generalized tonic-clonic seizure frequency among individuals with DRE treated with adjunctive VNS Therapy.
DTD
VNS Therapy received CE Mark approval in 2001 for treatment-resistant depression in the EU. In 2005, the FDA approved the VNS Therapy System for the adjunctive treatment of chronic or recurrent depression for patients 18 years or older who are experiencing a major depressive episode and have not had an adequate response to four or more antidepressant treatments. In 2007, CMS issued an NCD that VNS is not covered for treatment-resistant depression, significantly limiting access for most patients.
Following the publication of a study on treatments for patients experiencing DTD in 2017, LivaNova requested that CMS reconsider its previous NCD, and in 2018, CMS published a tracking sheet to reconsider. In 2019, CMS published its final decision on the reconsideration, concluding that CMS would cover the VNS Therapy System for Medicare beneficiaries with treatment-resistant depression through CED when offered in a CMS-approved, double-blind, randomized, placebo-controlled trial with a follow-up duration of at least one year. In this 2019 decision, CMS also agreed to cover a VNS Therapy System device replacement for Medicare beneficiaries already implanted with a device. The CED also included the possibility of extending the study to a prospective longitudinal registry.
In 2019, CMS accepted the study protocol for LivaNova’s RECOVER clinical study, “A Prospective, Multi-center, Randomized Controlled Blinded Trial Demonstrating the Safety and Effectiveness of VNS Therapy System as Adjunctive Therapy Versus a No Stimulation Control in Subjects With Treatment-Resistant Depression,” and the first patient was enrolled. LivaNova’s RECOVER clinical study is examining up to 1,000 patients ages 18 or older who have unipolar or bipolar depression that is difficult to treat and is being carried out at up to 100 leading hospitals and medical centers across the U.S.
In 2023, LivaNova completed enrollment of the unipolar depression cohort in the RECOVER clinical study. In 2024, the Company announced that the preliminary results for the unipolar patient cohort did not meet their primary endpoint for this cohort but showed statistically significant and clinically meaningful improvements in multiple secondary endpoints related to measures of quality of life and daily function.
In June 2025, the Company announced that it had initiated the process with CMS to seek reconsideration of national Medicare coverage for VNS Therapy in unipolar patients with TRD.

OSA
In 2018, LivaNova acquired full ownership of ImThera, a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea. The device stimulates the hypoglossal nerve, which engages specific tongue and palate muscles to open the airway while a patient sleeps.
In 2021, LivaNova received approval from the FDA to proceed with its investigational device exemption clinical study, the OSPREY clinical trial, “Treating Obstructive Sleep Apnea Using Targeted Hypoglossal Nerve Stimulation,” and the first patient was implanted in 2022 with the aura6000 System. In 2024, the Company announced the OSPREY clinical trial met its primary endpoints for efficacy and safety. In November 2025, the Company announced its new advanced titration algorithm, PolySync, which utilizes the technology’s six-electrode design to provide a more targeted nerve activation and enable an even greater patient response.
For information on the contingent consideration arrangements associated with the ImThera acquisition, refer to “Note 8. Fair Value Measurements” in the consolidated financial statements in this Report.
R&D
The Company’s R&D investment consists of product design and development expenses, including technology, AI, software, clinical study programs, and regulatory activities. LivaNova’s markets are subject to rapid technological advances, and as such, product improvement, incorporation of AI, software advancements, and innovation are necessary to maintain market leadership. The Company directs its R&D efforts toward maintaining or achieving technological leadership in each of its markets to help ensure that patients using the Company’s devices and therapies receive the most advanced and effective treatment available. LivaNova remains committed to developing technological enhancements and new uses for existing products, as well as less invasive and new technologies to address unmet patient needs. LivaNova continues to engage researchers to collect clinical and health economic evidence that supports regulatory filings and value dossiers and to establish the value proposition to patients, healthcare professionals, and payers for its current and future products.
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
Markets and Distribution Methods
LivaNova sells its medical devices through a combination of direct sales representatives, agents, and independent distributors. The U.S., Europe, and Rest of World are the Company’s geographic markets, with net revenue from these regions representing 53%, 19%, and 28%, respectively, of total net revenue for the year ended December 31, 2025.
LivaNova’s marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products to a diverse group of customers worldwide, including perfusionists, neurologists, neurosurgeons and other healthcare professionals, hospitals, and other medical institutions and healthcare providers. To achieve this objective, LivaNova develops and preserves appropriate working relationships with customers, and the Company cultivates and maintains close working relationships with professionals in the medical industry. These relationships provide LivaNova with a detailed understanding of therapeutic and diagnostic trends, developments, and emerging opportunities, which enable the Company to respond to the changing needs of providers and patients. LivaNova actively participates in medical conferences and conducts comprehensive training and educational activities to enhance its presence in the medical communities it serves. LivaNova believes that these activities also contribute to advancing the expertise of healthcare professionals.
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
Competition and Industry
LivaNova competes in the global medical device market with sales in more than 100 countries. This market is characterized by technological advances and scientific discoveries, which can often trigger rapid changes in market dynamics. LivaNova’s competitors range from large manufacturers with multiple business lines to small manufacturers offering a limited selection of specialized products. LivaNova faces competition from, among others, providers of alternative medical therapies, pharmaceuticals, and surgical interventions.
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
Production, Quality Systems, and Raw Materials
LivaNova manufactures a majority of its products in facilities located in the U.S., Italy, Germany, Australia, and Brazil. LivaNova purchases raw materials and components for its products from numerous suppliers worldwide. In some cases, for quality assurance, sole-source availability, or cost-effectiveness purposes, LivaNova may procure certain components and raw materials from a single supplier. LivaNova takes countermeasures to reduce supply chain risks, including working with suppliers to ensure continuity of supply while maintaining high quality and reliability, and to minimize instances in which the Company relies on a single supplier. LivaNova’s quality system, which defines how its design, development, manufacturing, warehousing, and distribution processes ensure that its products are safe and effective, is ISO 13485 certified. In addition, LivaNova utilizes environmental management systems and safety programs to protect the environment and the Company’s employees. LivaNova’s plants in Mirandola, Italy and Munich, Germany are ISO 14001 and ISO 45001 certified. For additional information related to LivaNova’s manufacturing facilities, refer to “Item 2. Properties” in this Report.
Government Regulation and Other Considerations
LivaNova’s medical devices are subject to extensive government regulation by numerous government agencies, both within and outside the U.S. These agencies require LivaNova to comply with laws and regulations governing the research, development, testing, manufacturing, labeling, pre-market clearance or approval, marketing, distribution, advertising, promotion, record keeping, reporting, tracking, importing, and exporting of the Company’s products. LivaNova’s business is also affected by data privacy and security laws, environmental health and safety regulations, and cost containment initiatives worldwide. LivaNova works to ensure compliance with such laws and regulations and continues to monitor applicable laws, which are subject to changing and evolving interpretations.
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

The EU has established a single regulatory product approval process, pursuant to which a CE Mark certifies conformity with all of the legal requirements of the regulatory process. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality based on, among other things, the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. The competent authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products placed on the market, and manufacturers with CE-marked devices are subject to regular inspections to monitor compliance with the applicable directives and essential requirements. In 2017, the EU published its MDR, which has resulted in significant additional pre- and post-market requirements. Certifications to MDR must be achieved by December 2027 or December 2028, based on the risk classification of the device. Penalties for regulatory non-compliance can be severe, including fines and revocation or suspension of a company’s marketing authorization, mandatory price reductions, and criminal penalties.
LivaNova is also required to comply with the regulations of every country in which it commercializes products before the Company can launch or maintain products in the market. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. While some regulatory bodies have pursued harmonization of global regulations, requirements continue to differ significantly among countries.
Product and Promotional Restrictions
Both before and after LivaNova releases a product for commercial distribution, the Company has ongoing responsibilities under various laws and regulations governing medical devices. The FDA and other regulatory agencies in and outside the U.S. review LivaNova’s design and manufacturing practices, labeling, record keeping, and required reports of adverse experiences and other information to identify potential problems with marketed medical devices. LivaNova is also subject to periodic inspections for compliance with applicable quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of finished medical devices intended for human use. In addition, regulatory agencies in and outside the U.S. monitor the manner in which LivaNova promotes and advertises its products. Although healthcare professionals and other prescribers, where applicable, are permitted to use their medical judgment to prescribe medical devices for indications other than those cleared or approved by regulatory bodies, LivaNova is prohibited from promoting products for such “off-label” uses and can only market the Company’s products for cleared or approved uses.
Any adverse regulatory action, depending on its magnitude, may limit LivaNova’s ability to market and sell its products effectively, limit its ability to obtain future PMAs, or result in a substantial modification to LivaNova’s business practices and operations. For additional information, see “Item 1A. Risk Factors” of this Report, under the section entitled “LivaNova’s products are subject to complex laws and regulations, and failure to obtain or maintain product approvals, clearance, or reimbursement may have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.”
Governmental Trade Regulations
The sale and shipment of LivaNova’s products and services across international borders, as well as the purchase of components and products from international sources, subject LivaNova to extensive governmental trade regulations. Many countries control the export and re-export of goods, technology, and services for public health, national security, regional stability, antiterrorism, and other reasons. Some governments may impose tariffs, trade restrictions, and economic sanctions against certain countries, persons, or entities. For additional information, see “Item 1A. Risk Factors” of this Report, under the section entitled “Changes in global trade policies, including the imposition of tariffs, trade restrictions, export controls, sanctions, or other protectionist or retaliatory measures by the U.S. or other jurisdictions, may adversely affect LivaNova’s business, financial condition, and results of operations.” In certain circumstances, governmental authorities may require LivaNova to obtain approval before LivaNova may export or re-export goods, technology, or services to certain territories and end-users or for certain end-uses. Because LivaNova is subject to extensive regulations in the countries in which it operates, the Company is subject to the risk that laws and regulations could change in a way that would expose LivaNova to additional costs, penalties, or liabilities.
LivaNova also sells and provides goods, technology, and services to agents, representatives, and distributors who may export such items to customers and end-users. If these third parties violate applicable export control or economic sanctions laws or regulations when engaging in transactions involving the Company’s products, LivaNova may be subject to varying degrees of liability, depending on the extent of its participation in the transaction. The activities of these third parties may cause disruption or delays in the distribution and sale of LivaNova’s products or result in restrictions being placed on the Company’s international distribution and sale of products, which may materially impact LivaNova’s business activities.

Data Privacy and Security Laws
As a global medical device technology company, LivaNova is subject to various laws worldwide that protect the privacy, security, and confidentiality of certain data, including employee data and patient health information, and restrict the use and unauthorized disclosure of such information. Privacy standards are often strict. Enforcement actions and financial penalties related to privacy issues in the EU continue to grow, and new privacy and data localization laws and restrictions are being passed in other countries, including the U.S. The management of cross-border transfers of personal information outside of EU member countries is complex, which may complicate LivaNova’s business and clinical research activities, as well as product offerings that involve the transmission or use of patient health information. LivaNova continues to adapt its business processes to comply with those standards and requirements applicable to it.
In the U.S., HIPAA, as amended by the HITECH Act and their respective implementing regulations, imposes specified requirements relating to the privacy and security of certain individually identifiable health information. Among other things, HITECH makes certain of HIPAA’s privacy and security standards directly applicable to “business associates,” essentially defined as service providers of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. In certain instances, LivaNova may be considered a business associate. In such instances, the patient data that LivaNova receives may include protected health information, as defined under HIPAA. Related enforcement actions can be costly and may also interrupt LivaNova’s regular business operations. In addition, state laws, such as the CCPA, govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance and data protection efforts. Since the CCPA was enacted, other U.S. states have enacted comprehensive and health-related privacy laws. The effects of the CCPA and other recently adopted laws include an increased ability of individuals to control the use of their personal data, heightened transparency obligations, increased obligations of companies to maintain the security of data, and increased exposure to fines or damages for companies that violate these laws, including by not providing individuals their specified privacy rights, not maintaining data security safeguards at specified levels of quality, or experiencing data breaches. For additional information, see “Item 1A. Risk Factors” of this Report, under the section entitled “Failure to protect, maintain, or upgrade LivaNova’s IT systems or products, or safeguard against cybersecurity incidents, service disruptions, or data corruption could have a material adverse effect on LivaNova’s business, results of operations, financial condition and reputation.”
In the EU, the processing of certain data, including employee and patient information, is subject to the privacy, security, and confidentiality provisions set forth in Regulation 2016/679. Under the GDPR, data concerning health constitutes sensitive data. The processing of sensitive data is subject to, among other obligations, appropriate notice and consent requirements. Additional requirements apply with respect to issues such as data sharing, cross-border data transfers, data security, and data breach notification. The GDPR also requires LivaNova to implement a number of accountability measures in relation to the processing of sensitive data, including carrying out Data Protection Impact Assessments and appointing a Data Protection Officer. Administrative fines may be levied for non-compliance with the GDPR’s requirements and can reach the higher of €20 million ($23.5 million as of December 31, 2025) or up to 4% of LivaNova’s total worldwide annual net revenue for the preceding financial year.
Environmental Regulation and Management
LivaNova is subject to various environmental laws, directives, and regulations both in the U.S. and abroad that have resulted in, and could lead to, increased environmental compliance expenditures and reporting. LivaNova’s ongoing manufacturing and other operations involve the use, storage, and transportation of hazardous and non-hazardous substances regulated under environmental health and safety laws. In addition, governmental authorities have sought to hold LivaNova liable for successor environmental liability violations or may require LivaNova to clean and remove hazardous substances at its sites that were produced by the operations of prior owners and are unrelated to the Company’s current operations. For additional information, refer to “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements under the sections entitled “Saluggia Site Hazardous Substances” and “SNIA Environmental Litigation” and “Item 1A. Risk Factors” of this Report, under the section entitled “LivaNova is subject to heightened scrutiny on issues relating to sustainability, including environmental and sustainability laws and regulations, and the risk of environmental liabilities, violations, and litigation in multiple jurisdictions, any of which could have a material adverse effect on LivaNova’s reputation, business, results of operations, cash flows, financial condition, and liquidity.”
Applicability of Anti-Corruption Laws and Regulations
LivaNova’s worldwide business is subject to the FCPA, the UK Bribery Act, and other anti-corruption laws and regulations applicable in the jurisdictions where LivaNova operates. The FCPA can be used to prosecute companies in the U.S. for arrangements with healthcare professionals or other parties outside the U.S. if the healthcare professionals or parties are government officials of another country and prohibited payments are made to obtain or retain business. The UK Bribery Act prohibits both domestic and international bribery, as well as bribery across both public and private sectors. There are similar laws and regulations applicable to LivaNova outside the U.S. and the UK, all of which are subject to evolving interpretations. For additional information, refer to “Item 1A. Risk Factors” of this Report, under the section entitled “Failure to comply with anti-bribery laws could have a material adverse effect on LivaNova’s business and result in civil and/or criminal sanctions.”
Cost Containment Initiatives
Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, are continuing in many countries where LivaNova does business. Government programs, private healthcare insurance, and managed-care plans have attempted to control costs by limiting the extent of coverage or amount of reimbursement available for particular procedures or treatments, by connecting reimbursement to outcomes, by shifting to population health management, and through other mechanisms designed to constrain utilization and contain costs. Hospitals are also seeking to reduce costs through a variety of mechanisms, for example, creating centralized purchasing functions that set pricing and, in some cases, limiting the number of vendors that can participate in a given purchasing program. Hospitals are also aligning their interests with those of healthcare professionals through employment and other arrangements, such as gainsharing, whereby a hospital agrees with healthcare professionals to share certain realized cost savings resulting from the healthcare professionals’ collective change in practice patterns, such as standardization of devices where medically appropriate, and participation in affordable care organizations. Such alignment has created increased levels of price sensitivity among customers for LivaNova’s products.
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
As a result of LivaNova’s manufacturing efficiencies, cost controls, and other cost-savings initiatives, the Company believes it is well-positioned to respond to changes resulting from this worldwide trend toward cost containment. The Company continues to monitor broader economic developments – including inflation, tariffs, and increases in the cost of raw materials, components, labor, and transportation – which may affect production costs and customer pricing behavior. While these dynamics place continued pressure on pricing, the Company employs a multifactorial approach to price setting to reflect the value delivered by its specialized products, while also providing customers with opportunities for cost efficiencies. Uncertainty remains, however, as to the timing, scope, and impact of future healthcare reforms, macroeconomic conditions, and cost-containment measures, making it difficult to predict their potential effect on future operating results.
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
U.S. federal healthcare laws apply when LivaNova or customers submit claims for items or services that are reimbursed under government healthcare programs, including laws related to kickbacks, false claims, self-referrals, or other healthcare fraud. Specifically, the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully offering or paying remuneration, directly or indirectly, to a person to induce them to order, purchase, lease, or recommend a good or service for which payment may be made in whole or in part under a federal healthcare program such as Medicare or Medicaid, unless the arrangement fits within one of several statutory exemptions or regulatory “safe harbors.” Violations of the federal Anti-Kickback Statute may result in civil monetary penalties of up to $100,000 for each violation, plus up to three times the remuneration involved. Violations can also result in criminal penalties, including criminal fines of up to $50,000 and imprisonment for up to 10 years. Finally, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid.
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
LivaNova’s gross revenues and net profits attributable to the above-mentioned Iranian activities were both $0.1 million for the three months ended December 31, 2025, and $10.9 million and $5.8 million for the year ended December 31, 2025, respectively.
LivaNova believes its activities are consistent with applicable laws, including U.S., UK, EU, and other applicable sanction laws, though such laws are complex and continue to evolve rapidly. The Company intends to continue its business in Iran.
Human Capital Management
As of December 31, 2025, LivaNova had approximately 3,300 employees worldwide, representing more than 80 nationalities and located in 34 countries. These employees are crucial in achieving the Company’s mission. LivaNova encourages its employees to act by LivaNova’s four human imperatives of empowered accountability, constructive collaboration, curious mindset, and thoughtful humility. These human imperatives are not just what LivaNova believes, but how the Company expects its employees operate to deliver LivaNova’s vision of “changing the trajectory of lives for a new day.”
Compensation and Benefits
To meet the needs of LivaNova’s patients and customers, the Company strives to attract, retain, develop, and reward exceptional talent. LivaNova’s proactive talent acquisition strategies, competitive compensation and benefits, collaborative and rewarding work environment, leadership development programs, and professional training opportunities have been a significant driver of the Company’s success. In addition to base pay, LivaNova’s rewards and benefits programs may include, depending on jurisdiction, annual performance bonuses, share awards, pensions, health and well-being programs, paid time off and parental leave, financial assistance for education-related purposes, flexible working schedules, hybrid and remote working, employee share purchase plans, and employee rewards programs, among others.
Culture
LivaNova seeks to foster an inclusive culture based on diverse perspectives and transparency, where open and direct communication is valued. Accordingly, LivaNova regularly conducts employee engagement surveys, called LivaNova4You, to measure overall employee engagement and satisfaction and to provide the Company with actionable data for potential improvement opportunities. Over 94% of employees completed the most recent LivaNova4You engagement survey in early 2026, which encompassed questions relating to health and wellness, employee engagement, transformation and change, and overall culture within the Company. Based on the results of the survey, leaders within the Company identified strengths including employees’ sense of purpose and clarity around strategy and change; inclusion and belonging; and collaboration; The Company also identified opportunities to further enhance career development pathways, manage workloads, and role-model well-being among leadership.
Performance Management, Leadership Development, and Professional Training
LivaNova’s annual performance management process is designed to build employee skills and capabilities and enable employees to perform at their best by providing regular feedback and guidance. It includes training to increase the quality of employee/manager performance review discussions and employee performance calibrations among leaders to drive consistency. All employees develop performance-aligned goals in conjunction with their managers at the beginning of the year that are regularly reviewed with their managers throughout the year.
Employees have access to an extensive training library called LivaNova University that encompasses content relating to skill-building and the core business areas. This enables employees to access development resources at their convenience. In addition, LivaNova offers dedicated development and learning offerings which address specific business needs and support organizational priorities including developing enterprise leaders for the future.
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
Valuing People
LivaNova values diversity and welcomes all employees and partners regardless of their race, gender, nationality, ethnic origin, religion, age, or sexual orientation. LivaNova embraces diverse perspectives, experiences and backgrounds, knowing they enrich LivaNova’s collaborative culture and drive its success as a Company. The Company is committed to maintaining a workplace free from discrimination, bullying, intimidation, and harassment.
LivaNova also supports internal diversity affinity initiatives, including the Multi-Generation Network and Women in Sales, where employees convene to discuss topics that promote diversity in the workplace. In addition to the aforementioned groups, the LivaNova Women’s Network operates a mentorship program created by women and for women that facilitates pairings between mentors and mentees in the U.S. and Latin America. Topics range from career and financial advice to performance management and connection to the Company’s strategy. These programs provide members with new perspectives, more personalized development, and an opportunity to network with other women across the organization.
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
LivaNova may, from time to time, provide important disclosures to investors by posting them in the Investor Relations section of its website, as allowed by SEC rules. Information on LivaNova’s website is not incorporated into this Report.
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
Risks Relating to the Company’s Business and Operations
LivaNova is subject to the risks of conducting business globally.
LivaNova is subject to risks that are inherent in conducting business globally. These risks, many of which LivaNova has experienced first-hand, include higher danger of terrorist activity, war, or civil unrest; greater exposure to inflation; volatility in freight and labor costs; fluctuating interest and exchange rates; increased exposure to cyber-attacks and supply chain challenges; changes to trade agreements and relationships between countries, including the uncertainty of global tariffs, trade restrictions, evolving sanctions, and adverse changes in import and export licensing requirements; changing energy prices; local product changes and compliance requirements; longer payment terms and collection times for receivables in local jurisdictions; difficulty enforcing agreements; greater exposure to creditworthiness of customers and inconsistent local law enforcement of obligations; compliance with anti-bribery laws; differing labor regulations and workforce instability; selling by way of distributors and agents; and political and economic instability. Many of these risks are rapidly evolving and subject to an accelerating pace of change.
Certain of LivaNova’s subsidiaries are engaged in business dealings in countries subject to comprehensive sanctions, including Iran and Russia. These business dealings represent an insignificant amount of LivaNova’s consolidated revenues and income but expose the Company to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil and criminal penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restrictions of licenses, as well as criminal fines and imprisonment. Despite best efforts to comply, there can be no assurance that LivaNova’s policies and procedures will prevent the Company from violating these regulations in every transaction in which LivaNova may engage, and such a violation could adversely affect its reputation, business, results of operations, cash flows, and financial condition.
In addition, LivaNova’s global operations result in revenues and expenses that are denominated in currencies other than LivaNova’s reporting currency, the USD. Fluctuations in exchange rates may impact, and have impacted, LivaNova’s results of operations and financial condition. Although LivaNova has elected in the past, and may elect in the future, to hedge certain foreign currency exposures, it is unlikely that any hedging strategy would eliminate its currency risk entirely. LivaNova cannot predict the change in currency exchange rates, the impact of exchange rate changes, or the degree to which it will be able to manage the impact of currency exchange rate changes.
Any of the aforementioned risks could adversely affect LivaNova’s business, results of operations, cash flows, and financial condition.
Changes in global trade policies, including the imposition of tariffs, trade restrictions, export controls, sanctions, or other protectionist or retaliatory measures by the U.S. or other jurisdictions, may adversely affect LivaNova’s business, financial condition, and results of operations.
Global trade conditions have become increasingly dynamic and subject to rapid change. A significant number of LivaNova’s Cardiopulmonary products and component parts are sourced and produced outside of the U.S., including in Italy and Germany. Similarly, LivaNova manufactures its Neuromodulation products in the U.S., which are then often distributed internationally. Governments in the jurisdictions in which the Company operates, sources materials, manufactures products, or sells into markets may impose new or increased tariffs, duties, quotas, export or import restrictions, sanctions, or other trade measures. In addition, a recent U.S. Supreme Court ruling affecting tariff administration and the potential for refund processes may create further uncertainty, including potential delays, backlogs, or unpredictability in the timing or availability of tariff refunds. Any of the aforementioned actions, including reciprocal or retaliatory measures by affected countries, could increase LivaNova’s costs of raw materials, components, and finished goods; disrupt the company’s supply chain; limit market access; or otherwise negatively affect global operations.
Increases in input or product costs resulting from trade measures may require LivaNova to raise prices, reduce margins, modify sourcing strategies, or absorb additional costs. Any price increases, to the extent implemented, could reduce demand for the company’s products, adversely affect competitiveness in domestic and international markets, and negatively impact revenues, profitability, and overall results of operations.

Reductions and interruptions in LivaNova’s supply chain have had, and may continue to have, adverse effects on LivaNova’s business, results of operations, cash flows, and financial condition.
LivaNova purchases many of the components and raw materials used in manufacturing its products from numerous suppliers in various countries. In some cases, LivaNova purchases specific components and raw materials from primary or main suppliers (or in some cases, a single supplier) for reasons related to quality assurance, cost-effectiveness, and availability. Although the Company has generally been able to maintain necessary supplies of raw materials and components, supplier shortages and interruptions of certain components, such as the fiber used in the manufacture of oxygenators and rare earth magnets used in the manufacture of heart-lung machines, have caused, and may in the future cause, meaningful disruptions to LivaNova’s product manufacturing supply chain. Any problem affecting a supplier (whether due to external or internal causes) could have and, in certain instances, has had a negative impact on LivaNova. Difficulties and delays in manufacturing, internally, externally, or otherwise within the supply chain, may lead to voluntary or involuntary business interruptions or shutdowns, employee furloughs, product shortages, withdrawals or suspensions of products from the market, and potential regulatory action.
Moreover, due to strict standards and regulations governing the manufacture and marketing of LivaNova’s products, the Company may not be able to establish new supply sources quickly or at all in response to a supply reduction or interruption, especially for components and raw materials sourced from a single supplier, resulting in negative effects on its ability to meet market demand and to manufacture products effectively and timely. To the extent the Company is unsuccessful in managing its supply chain, any such issues could have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
Failure to protect, maintain, or upgrade LivaNova’s IT systems or products, or safeguard against cybersecurity incidents, service disruptions, or data corruption could have a material adverse effect on LivaNova’s business, results of operations, financial condition and reputation.
LivaNova is increasingly dependent on its IT systems and those of third parties to operate its business, and certain products of the Company include integrated software and IT. Such dependencies have been exacerbated by remote work practices. LivaNova relies on IT systems to process customer orders, manage product manufacturing and shipping, and support regulatory compliance. The Company routinely processes, stores, and transmits large amounts of data, including sensitive personal information, patient health information, and confidential business information. The secure processing, maintenance, and transmission of this information are critical to LivaNova’s operations. The quantity and complexity of the Company’s products and IT systems make such systems vulnerable to cybersecurity incidents, breakdowns, interruptions, destruction, loss or compromise of data, obsolescence of or incompatibility among systems, inadvertent disclosure of data, or other significant disruptions. Additionally, LivaNova’s IT systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems, as well as to develop new systems. To the extent these systems fail to perform as expected, the Company may encounter difficulties in implementing new systems, upgrading systems to keep pace with technological change, or expanding systems to meet future business needs.
The Company has experienced and is continually at risk of being subject to cybersecurity incidents and other disruptions, as exemplified by the previously disclosed November 2023 cybersecurity incident that resulted in the disruption of portions of the Company’s IT systems. Programs and systems may require frequent updates or may no longer be supported, which may impact the ability of the Company’s IT systems to operate properly or without disruption. Unauthorized persons routinely attempt to access LivaNova’s systems to disrupt, disable, or degrade services; obtain proprietary or confidential information; or remotely disrupt or access the systems of large healthcare provider customers of the Company by attempting to exploit the Company’s systems. Furthermore, LivaNova’s security assessments of third-party vendors may be inadequate to determine whether their security protocols are sufficient to prevent a cybersecurity incident or other system or data compromise. LivaNova also cannot be certain that the Company will receive timely notification from its third-party vendors of such matters. Cybersecurity incidents and other system and data compromises could remain undetected for an extended period, which could potentially result in significant harm to the Company’s IT systems, as well as unauthorized access to, or acquisition of, the information stored on and/or transmitted by the Company’s IT systems. In addition, to access LivaNova’s products and services, its customers may use computers and other devices that are beyond the Company’s security control safeguards.
Unauthorized disclosure or use of, denial of access to, or other incidents involving sensitive or confidential customer, patient, employee, vendor, or Company data, whether through systems failure, employee negligence, fraud, misappropriation, cybersecurity incidents, or other intentional or unintentional acts, could expose and have exposed the Company to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation, damage LivaNova’s reputation and its competitive positioning in the marketplace, disrupt its or its customers’ business operations, or cause LivaNova to lose customers, potentially resulting in significant financial exposure and legal liability. Similarly, unauthorized access to or through, denial of access to, or other incidents involving LivaNova or its vendors’

IT systems, whether by the Company’s employees or third parties, including a cyber-attack by criminal hackers, or state-sponsored organizations, who continuously develop and deploy viruses, ransomware, malware, or other malicious software programs or social engineering attacks, have resulted and could in the future result in negative publicity, significant remediation costs, legal liability, notification requirements, and damage to LivaNova’s reputation, which could have a material adverse effect on the Company’s business, results of operations, cash flows, and financial condition.
Cybersecurity threats are constantly expanding and evolving and becoming more sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols. Additionally, AI and machine learning may be used for certain cybersecurity incidents, improving or expanding the existing capabilities of threat actors in manners the Company cannot predict at this time, resulting in greater risk of cybersecurity incidents. Even when a cybersecurity incident or other system or data compromise is detected, the full extent of the issue may not be determined immediately. The costs of mitigating cybersecurity incidents or other system or data compromises could be significant, and while the Company has implemented security measures to protect its IT systems and data, its efforts to address potential information security vulnerabilities may not be successful. LivaNova’s cyber risk insurance may be insufficient to cover losses in connection with a cybersecurity incident or other system or data compromise, such as attorney’s fees, regulatory fines, litigation costs, or financial losses that exceed the Company’s policy limits or are not covered under any of its current insurance policies. Cyber risk insurance also has become more expensive to obtain, and LivaNova cannot be certain that the Company’s current levels of insurance will be available in the future on economically reasonable terms.
The costs of complying with the requirements of U.S. federal and state and international laws and regulations pertaining to the privacy and security of personal information, including health-related information, and the potential liability associated with failure to comply with such laws and regulations, could have a material adverse effect on LivaNova’s business and results of operations.
There is significant regulatory enforcement focus on data protection in the U.S. (at both federal and state levels) and abroad, and an actual or alleged failure to comply with applicable U.S. or international data protection laws or regulations or other data protection standards may expose LivaNova to regulatory investigations, litigation (including class action litigation), fines, sanctions, settlement costs, or other penalties and liabilities, which could harm the Company’s reputation and adversely impact LivaNova’s business, results of operations, cash flows, and financial condition. The Company collects, stores, and handles personal and patient data, including sensitive patient health information, which may present material obligations and risks to LivaNova’s business, including significantly expanded compliance burdens, costs, and enforcement risks. If LivaNova does not lawfully collect, store, handle, or otherwise process personal information and does not prevent cybersecurity incidents or other system or data compromises, particularly given the increased risks associated with processing sensitive health information, LivaNova may suffer legal and regulatory consequences in addition to business consequences. See “Failure to protect, maintain, or upgrade LivaNova’s IT systems or products, or safeguard against cybersecurity incidents, service disruptions, or data corruption could have a material adverse effect on LivaNova’s business, results of operations, financial condition and reputation.” above.
As a result of its worldwide operations, the Company is subject to various data protection and cybersecurity laws and regulations in many jurisdictions, including HIPAA, U.S. state privacy and data breach notification laws, and the GDPR. Other governments have enacted or amended or are enacting similar data protection laws, including data localization laws that require data to stay within their borders and other technical and operational adaptations that may be required, given the rapid changes in data protection regulation where LivaNova conducts business. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. LivaNova’s efforts to comply with applicable laws and regulations may be inadequate, and the Company may be unable to avoid enforcement actions by governmental bodies. Enforcement actions may be costly and could interrupt the regular operations of LivaNova’s business. Moreover, LivaNova’s insurance coverage may be insufficient to cover all losses in connection with alleged non-compliance with applicable data protection laws and regulations. In addition, in the U.S., there is a trend of civil lawsuits and class actions relating to compromises of personal information caused by cybersecurity incidents or other system or data compromises, which typically allege negligence, breach of contract, and violation of various state consumer protection laws. In connection with any potential cybersecurity incident, the Company could become a target of civil litigation or government enforcement actions as a result of a compromise to or loss of data.
The global medical device industry is highly competitive, and LivaNova may be unable to compete effectively.
LivaNova operates in a highly competitive market characterized by increasingly complex products that are expensive and time-consuming to develop and manufacture. The Company’s success depends on several factors, including its ability to appropriately allocate the Company’s R&D resources, integrate advanced software and AI capabilities, attract and retain key talent, achieve market adoption of its technologies, and sustain innovation. In the product lines in which LivaNova competes, the Company faces a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of specialized products. Development by other companies of new or improved products, processes, therapies, or technologies, including products developed with the effective use of advanced technologies like AI, may make LivaNova’s products or proposed products less competitive. See “The incorporation and use of AI technologies may present risks and challenges that could adversely affect LivaNova’s business, operations, and reputation.” below. Furthermore, if LivaNova fails to develop new and enhanced products and services on a timely basis, the Company’s offerings may become more expensive to maintain and eventually obsolete over time, and its reputation, business, and financial results may be negatively impacted.
In addition, LivaNova faces competition from providers of alternative medical therapies, pharmaceuticals, and surgical interventions, among others. Competitive factors include product quality, reliability and effectiveness; product technology and innovation; breadth of product lines and product services; ability to identify new market trends; changes to the regulatory environment; cost-effectiveness and price; customer support and training; capacity to recruit engineers, scientists, and other qualified employees; ability to navigate the regulatory approval process in the markets in which LivaNova operates; reimbursement approval; reimbursement coverage; and effectiveness of systems and processes. Additionally, academic institutions, governmental agencies, and other public and private research organizations may also conduct research, seek patent protection, and establish collaborative arrangements for discovery, research, clinical development, and marketing of products similar to LivaNova’s products. Difficulties in any of these areas may have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
The incorporation and use of AI technologies may present risks and challenges that could adversely affect LivaNova’s business, operations, and reputation.
AI technologies are increasingly being used across the global business landscape, including in the development of new or improved products and therapies in the medical technology industry. LivaNova has already employed certain AI technologies in its business in an attempt to enhance the Company’s products, technology, and therapies and reduce development time and cost. The Company may not be able to successfully integrate AI technologies into its operations or ensure usage of AI will be beneficial to LivaNova’s business, including the Company’s efficiency or profitability. Flaws, breaches, or malfunctions in these systems could lead to disruptions, data loss, or erroneous decision-making, impacting LivaNova’s business operations, financial condition, and reputation. Legal challenges may arise, including, or as a result of, cybersecurity incidents, non-compliance with data protection regulations, and a lack of transparency relating to the use of AI. The regulatory landscape and industry standards surrounding AI technologies are also rapidly evolving and remain uncertain. As governments and regulatory bodies around the world continue to develop and implement new laws and standards governing AI, compliance with these evolving requirements may require significant additional resources and expenditures. Such regulations could also restrict or delay LivaNova’s ability to effectively develop, deploy, or utilize AI technologies, which could adversely affect the Company’s competitiveness and operational efficiency. If LivaNova fails to keep pace with the rapid evolution of AI technologies, the Company’s competitive position and business results could suffer.
If LivaNova’s investments, alliances, acquisitions, or divestitures are unsuccessful, the Company may not realize the intended benefits.
LivaNova relies on investments and collaborations to provide the Company access to new technologies. LivaNova has sought, and in the future may seek, to supplement its organic growth through strategic investments, alliances, and acquisitions. In addition, LivaNova has sought, and in the future may seek, to divest or wind down certain assets deemed non-core to the Company’s long-term strategic objectives. Such transactions are inherently risky and require significant effort and management attention. LivaNova expects to make investments where it believes that the Company can internally develop, or acquire, new technologies and products to further LivaNova’s strategic objectives and strengthen LivaNova’s existing businesses. The success of any investment, alliance, acquisition, or divestiture may be affected by several factors, including the Company’s ability to identify and then properly assess and value the potential business opportunity and obtain relevant approvals for a potential business opportunity or to successfully integrate any business LivaNova may acquire. These types of investments and transactions may require more resources than originally anticipated, may divert management’s attention from the Company’s existing business, and may not result in the expected benefits, savings, or synergies. Investments and investment collaborations in and with medical technology companies are inherently risky, and LivaNova cannot guarantee that any of its previous or future acquisitions, investments, or investment collaborations will be successful or will not materially adversely affect LivaNova’s business, results of operations, cash flows, and financial condition.
In addition, if LivaNova’s investments, alliances, acquisitions, or divestitures are not successful, the Company may incur costs in excess of what it anticipates, including, but not limited to, losses arising from related litigation, reputational damage, or other unforeseen liabilities. Furthermore, in the event of any acquisition, whether successful or not, LivaNova may be exposed to risks arising from the implementation, modification, or remediation of controls, procedures, and policies related to data privacy and cybersecurity at the acquired company. Failure to manage and coordinate the combined company successfully could have an adverse impact on LivaNova’s business. Similarly, LivaNova may divest and has divested portions of its business, resulting in the migration of data and overlapping data obligations. As a result of such divestitures, LivaNova may face risks due to the migration or modification of controls, procedures, and policies relating to data privacy and cybersecurity internally or en route during migration. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on LivaNova’s business.
The continuing development of many of LivaNova’s products depends upon the Company maintaining appropriate working relationships with healthcare professionals.
The success and continuing development of LivaNova’s products depend on the ability to work appropriately with healthcare professionals as needed. If LivaNova fails to maintain its working relationships with healthcare professionals, the Company’s products may not be developed and marketed in line with the needs and expectations of the professionals who use and support LivaNova’s products. Healthcare professionals assist LivaNova as researchers, marketing consultants, product consultants, inventors, and public speakers, and LivaNova relies on these professionals to provide the Company with considerable knowledge and experience. If LivaNova is unable to maintain these relationships, the development and marketing of the Company’s products could suffer, which could have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
Quality issues with LivaNova’s processes, products, and services could harm the Company’s reputation for producing high-quality products and erode LivaNova’s competitive advantage, revenue, and market share.
Maintaining the quality of the Company’s products is important to LivaNova and its customers due to the serious and costly consequences of product failure. LivaNova’s quality certifications are critical to the marketing success of the Company’s products and services. If LivaNova fails to meet these standards, the Company’s reputation could be damaged, the Company could lose customers, and LivaNova’s revenue and results of operations could decline. Aside from specific customer standards, LivaNova’s success depends generally on the Company’s ability to manufacture precision-engineered components, sub-assemblies, and finished products to exact tolerances with certified materials. If LivaNova’s components fail to meet these standards or fail to adapt to evolving standards, the Company’s reputation as a manufacturer of high-quality products will be harmed, certain of its inventory may not be able to be used for its intended purpose, the Company’s competitive advantage could be weakened, and LivaNova could lose customers and market share.
If LivaNova’s marketed medical devices are defective or otherwise pose safety risks, the FDA and similar non-U.S. governmental authorities could require their recall or initiate an enforcement action, or LivaNova could initiate a recall of the Company’s products or stop sales of products voluntarily.
As a healthcare company, LivaNova’s products are subject to the risk of recalls or enforcement actions. The FDA and similar non-U.S. governmental authorities may require the recall and/or the withdrawal of sales of commercialized products in the event of material deficiencies or defects in design, software, or manufacture, or in the event that a product poses an unacceptable risk to patients’ health. Manufacturers, on their own initiative, may recall a product or stop sales of such product, and the Company has in the past initiated, and may initiate in the future, voluntary product recalls and sale stoppages. Any recall announcement could harm LivaNova’s reputation with customers and negatively affect its reputation, business, results of operations, cash flows, and financial position. A recall could also impair LivaNova’s ability to produce its products in a cost-effective and timely manner. In the future, LivaNova may initiate voluntary withdrawal, removal, replacement, or repair actions that the Company determines do not require notification as a recall. If a regulatory authority were to disagree with LivaNova’s determinations, it could require the Company to report those actions as a recall.
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

Failure to comply with U.S. and international product-related regulatory requirements could have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
LivaNova’s products and manufacturing operations are subject to extensive regulation by the FDA and by regulatory authorities outside the U.S., including under the MDR. The Company must comply with numerous requirements throughout the product lifecycle, including design controls, manufacturing practices, labeling, adverse event reporting, and promotional restrictions.
LivaNova’s facilities and those of its suppliers are subject to periodic inspections and audits. These inspections have resulted in Form 483 observations and other findings in the past, and future inspections may result in additional observations, warning letters, or other enforcement actions. If regulators determine that the Company is not in compliance, they may take actions that include restricting manufacturing operations; delaying, refusing, or withdrawing product approvals or clearances; requiring product recalls, repairs, or replacements; seizing or detaining products; imposing civil or criminal penalties; or recommending prosecution. These actions could disrupt the Company’s operations, limit its ability to market existing or future products, and require significant expenditures to address compliance issues.
The Company is also subject to strict limitations on product promotion. Although healthcare professionals may use devices for off‑label indications, LivaNova is prohibited from promoting products for uses not included in the approved labeling. Any failure to comply with these promotional restrictions could result in substantial civil or criminal liability, additional compliance obligations, and reputational harm.
LivaNova’s success depends on its employees and the Company’s ability to attract and retain employees, succession plan, and successfully negotiate with local works councils.
LivaNova’s ability to compete effectively depends on its ability to attract and retain employees and maintain robust succession planning for key positions. The Company’s ability to recruit and retain talent depends on many factors, including compensation and benefits, work location, work environment, industry-specific and general economic conditions, and the hiring practices of competitors. If LivaNova fails to attract and retain personnel, particularly senior management and other key positions, or if the Company’s succession planning efforts are not effective, it could have a material adverse effect on LivaNova’s business, financial condition, and results of operations.
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
LivaNova’s products are subject to complex laws and regulations, and failure to obtain or maintain product approvals, clearance, or reimbursement may have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
LivaNova’s medical devices and technologies, as well as its business activities, are subject to a complex set of regulations and rigorous enforcement, including by the FDA, U.S. Department of Justice, HHS, and numerous other federal, state, and non-U.S. governmental authorities. Leadership and other workforce changes within any of the aforementioned agencies or government shutdowns may impact regulations, enforcement priorities, and timelines. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA clearance, and requirements for such approvals may differ from FDA requirements. To varying degrees, each of these agencies requires LivaNova to comply with laws and regulations governing the development, modification, testing, manufacturing, labeling, reimbursement, marketing, and distribution of LivaNova’s products. As part of the approval, clearance, or reimbursement process for new products, product modifications, and new indications for existing products, LivaNova may conduct, and has conducted, clinical trials and studies. Unfavorable or inconsistent clinical data from existing or future clinical trials, or the unfavorable interpretation of such clinical data by customers, regulatory authorities, or third-party payers, may adversely impact LivaNova’s ability to obtain or maintain product approval or clearance, and/or receive reimbursement. Success in pre-clinical testing and early clinical studies does not always ensure that later clinical studies will be successful, and LivaNova cannot be sure that later studies will replicate the results of prior studies.
Trial delays can also have a material adverse effect on LivaNova’s business. Any termination or delay in the completion of LivaNova’s clinical studies could delay or preclude the filing of regulatory submissions or requests for coverage determinations and, ultimately, LivaNova’s ability to commercialize new or modified products and obtain or maintain reimbursement for the Company’s products. It is also possible that patients enrolled in clinical studies will experience adverse events that are not currently part of the product’s safety profile, which could inhibit further marketing and development of such products.

Even if LivaNova is able to obtain or maintain product approval, product clearance, and reimbursement, it may take a significant amount of time; require the expenditure of substantial resources; involve stringent pre-clinical and clinical testing; require increased post-market surveillance; involve modifications, repairs, or replacements of LivaNova’s products; and/or impose limitations on the proposed uses of its products. Ultimately, LivaNova cannot guarantee that its clinical trials will be successful or that the Company will be able to obtain or maintain approval or clearance and/or reimbursement for products or modifications to existing products. Any such issues, whether in relation to clinical trials, approvals, clearances, or reimbursement, could have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
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
Additionally, LivaNova’s ability to profitably commercialize the Company’s products is dependent, in large part, on whether third-party payers, including private healthcare insurers, managed-care plans, governmental programs, and others, agree to cover the costs and services associated with LivaNova’s products and related medical procedures in the U.S. and internationally. Third-party payers, including private and government insurers, are increasingly requiring evidence that medical devices are clinically effective and cost-effective. If LivaNova is unable to demonstrate that the Company’s devices are effective, third-party payers may not reimburse the use of LivaNova’s products or provide sufficient reimbursement for LivaNova’s products, which could reduce sales of the Company’s products to healthcare providers that depend upon reimbursement for payment for their services. Similarly, periodic changes to reimbursement methodologies could have an adverse impact on LivaNova’s business. Adoption of some or all of such healthcare policies and reimbursement proposals could have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial position.
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
Furthermore, LivaNova’s devices, products, and therapies are purchased principally by hospitals or healthcare professionals that typically bill various third-party payers, such as governmental healthcare programs (e.g., Medicare, Medicaid, and comparable non-U.S. programs), private insurance plans, and managed-care plans for the healthcare services provided to their patients. The ability of LivaNova’s customers to obtain and/or maintain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. LivaNova’s devices, products, and therapies are subject to regulation regarding quality and cost by HHS, including CMS, as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare goods and services, including laws and regulations related to kickbacks, false claims, self-referrals, and healthcare fraud. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, LivaNova is subject to the Physician Payments Sunshine Act and similar U.S. state laws, which require the Company to annually report certain payments and other transfers of value LivaNova makes to U.S.-licensed healthcare professionals, U.S. teaching hospitals, or other covered recipients. Any failure to comply with these laws and regulations, including similar laws and regulations outside of the U.S., could subject the Company or its officers and employees to criminal and civil financial penalties, potentially resulting in a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial position.
Failure to comply with anti-bribery laws could have a material adverse effect on LivaNova’s business and result in civil and/or criminal sanctions.
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
LivaNova is, therefore, exposed to the risk that its employees, independent contractors, principal investigators, consultants, vendors, independent sales agents, and distributors may engage in fraudulent or other illegal activity in violation of these laws and LivaNova’s Code of Conduct. LivaNova maintains a compliance program that includes policies and training to educate its employees and agents on these legal requirements and to prevent and prohibit improper practices. However, existing safeguards and any future improvements may not always be effective, and LivaNova’s employees, consultants, sales agents, or distributors may engage in conduct for which LivaNova could be held responsible. In addition, regulators could seek to hold LivaNova liable for conduct committed by companies in which LivaNova invests or acquires. The FCPA can pose unique challenges for companies that operate in foreign cultures where conduct prohibited by the FCPA may not be viewed as illegal in local jurisdictions. Although LivaNova’s compliance program includes mechanisms for detecting and correcting misconduct, including a hotline called the “LivaNova Ethics Line,” it is not always possible to identify and deter misconduct by LivaNova’s employees and other third parties, and the precautions the Company takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting LivaNova from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
Global enforcement of anti-corruption laws continues to be a focus, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by governmental agencies, and assessment of significant fines and penalties against companies and individuals. LivaNova cannot predict the nature, scope, or effect of future regulatory requirements to which the Company’s international operations might be subject or the manner in which existing laws might be administered or interpreted. Any alleged or actual violations of these laws and regulations may subject LivaNova to government scrutiny, severe criminal or civil sanctions, and other liabilities, including exclusion from government contracting or government healthcare programs, and could negatively affect LivaNova’s reputation, business, results of operations, cash flows, and financial condition.
The impact of pending or existing climate change may have a material adverse effect on LivaNova’s future operations.
The physical impacts of natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, winter storms, wildfires, or flooding, could potentially damage LivaNova’s facilities, cause unanticipated downtime in production, temporarily reduce demand, reduce employee productivity, increase absenteeism, disrupt the Company’s supply chain operations and its suppliers’ operations, and negatively impact operational costs. Additionally, transitional climate risks, such as changing customer behaviors and changing dynamics in raw materials and utility markets, could lead to lost revenue due to the inability to meet changing customer requirements, increasing costs associated with product adjustments to meet changing customer preferences, increasing costs of inputs and raw materials, and increasing cost of utilities. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Legal, regulatory, and customer requirements and preferences designed to mitigate the effects of climate change on the environment are increasing, and there is a risk of obligations being imposed that would increase LivaNova’s compliance burden and cost to meet these obligations. Individually or in the aggregate, such risks could materially negatively impact LivaNova’s future operations.
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
LivaNova’s global operations and business interactions with healthcare systems, providers, and patients around the world expose the Company to risks associated with public health crises, including epidemics and pandemics. LivaNova continues to monitor the potential effects of future health epidemics on the Company’s business and operations. The Company cannot guarantee that a future outbreak of a widespread epidemic will not occur, which could have the effect of decreasing demand and/or increasing volatility in demand for LivaNova’s products, which could have a material impact on LivaNova’s business, results of operations, cash flows, financial condition, and liquidity.
Shareholder activism and increased investor engagement could divert management’s attention, disrupt the Company’s operations, and adversely affect the business and share price.
Shareholder activism and heightened investor engagement have become more prevalent across public companies. LivaNova may be, and in certain instances, has been, subject to shareholder proposals, proxy contests, public campaigns, or other actions by activist investors or other shareholders seeking to influence its governance, strategic direction, capital allocation, operational decisions, or executive compensation practices.
Responding to such actions could require significant time and attention from LivaNova’s Board of Directors and management, result in substantial legal and advisory expenses, and disrupt the Company’s operations. Actual or perceived uncertainty regarding the Company’s strategic direction or leadership arising from activist campaigns could adversely affect the Company’s relationships with customers, suppliers, employees, and other stakeholders; create volatility in the share price; and impact the Company’s ability to attract and retain qualified personnel and business partners.
In addition, actions by activist investors could lead to changes in the Company’s governance, strategy, or capital structure that may not align with the interests of the Company or its long‑term shareholders and could adversely affect the Company’s business, financial condition, and results of operations.
Legal, Regulatory, and Compliance Risks
As a manufacturer of medical devices, LivaNova is exposed to product liability claims that could adversely affect its consolidated financial condition and tarnish the Company’s reputation.
LivaNova designs, develops, manufactures, markets, and sells medical devices that pose product liability risks. Component failures, manufacturing defects, software errors, design flaws, or inadequate disclosure of product-related risks or product or use-related information, or healthcare professional misuse with respect to these or other products the Company manufactures or sells, could result in an unsafe condition for, injury to, or death of a patient. Such an event could result in product liability claims or a recall of, or safety alert relating to, one or more of LivaNova’s products. For example, as described in “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements included in this Report, the Company is involved in product liability litigation relating to its cardiopulmonary 3T Heater-Cooler product that has adversely affected LivaNova’s financial condition and has required the Company to devote significant resources to its defense and/or settlement of these claims. Any such product liability claims, whether unsubstantiated or not, could negatively affect LivaNova’s reputation, business, results of operations, cash flows, and financial condition.
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
LivaNova is subject to heightened scrutiny on issues relating to sustainability, including environmental and sustainability laws and regulations, and the risk of environmental liabilities, violations, and litigation in multiple jurisdictions, any of which could have a material adverse effect on LivaNova’s reputation, business, results of operations, cash flows, financial condition, and liquidity.
Increasing attention on sustainability issues related to LivaNova’s business requires continuous monitoring of various and evolving laws, regulations, standards, and expectations and the associated reporting requirements, including public disclosure requirements from customers. It is unclear as to how any such future changes could impact LivaNova. In the event that LivaNova’s sustainability disclosures prove incorrect, the Company may incur regulatory consequences. The EU CSRD, for example, amends and strengthens the rules introduced on sustainability reporting for companies under the NFRD and will require public reporting on covered companies’ impact on sustainability matters as well as how sustainability matters affect their own development, performance, and position in accordance with the European Sustainability Reporting Standards. Preparing a CSRD-compliant report will likely be time-consuming and costly and will require a limited assurance opinion from an outside audit firm. To the extent an adverse or qualified opinion is delivered with respect to LivaNova’s report, the Company’s reputation may be impacted, and investors could lose confidence in the accuracy and completeness of its sustainability disclosures. Subject to the specific circumstances of an adverse or qualified opinion, LivaNova may also be subject to sanctions set by EU Member States.
LivaNova has set sustainability targets, and achieving these targets will depend significantly on external factors outside of the Company’s control. If LivaNova is unable to achieve these targets or if LivaNova’s sustainability initiatives fail to satisfy investors, customers, or other stakeholders, the Company’s reputation, its ability to sell products and services to customers, and its attractiveness as an investment, business partner, or acquirer could be negatively impacted. Similarly, LivaNova’s failure, or perceived failure, to fulfill its sustainability goals or to satisfy various reporting standards could also have a similar negative impact on the Company’s reputation, business, and results of operations. Environmental regulations continue to become more stringent, and LivaNova may experience increased compliance burdens and costs to meet its regulatory obligations, as well as adverse impacts on raw material sourcing, manufacturing operations, and the distribution of LivaNova’s products.
Additionally, certain environmental laws assess liability on current, prior, and/or related owners or operators of real property for the costs of investigation, removal, or remediation of hazardous substances on their properties or at properties on which they have disposed of hazardous substances. For example, LivaNova’s Saluggia campus contains hazardous substances as a result of operations under previous ownership, and the Italian government has stated that LivaNova will eventually be responsible for dismantling the nuclear installation and delivering the aforementioned waste to a national repository. It is also possible that a governmental authority may seek to hold LivaNova liable for successor liability violations committed by any companies in which LivaNova invests or acquires. For example, LivaNova is currently in litigation with the government in Italy stemming from a civil action where the Court of Appeal declared LivaNova (formed through a merger with Sorin) liable for environmental liabilities incurred by SNIA’s (a former parent company of Sorin) other subsidiaries. See “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements included in this Report for additional information regarding these two matters. LivaNova’s business, results of operations, cash flows, financial condition, and liquidity have been negatively impacted by the Italian Supreme Court in the case of SNIA and could be adversely affected by an increase in anticipated costs relating to the disposal of hazardous waste in Saluggia. Private parties could also bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.
In addition, LivaNova’s operations involve the use of substances regulated under environmental laws, including for purposes of sterilization. Regulations require sterilization of LivaNova’s products, and the Company operates sterilization facilities in Colorado and Mirandola to sterilize certain of its products in-house. The U.S. Environmental Protection Agency and certain states, including Colorado, have begun scrutinizing the levels of community exposure to EtO, which is used in the sterilization process. While LivaNova is not in violation of any current local or federal regulations, to the extent LivaNova or its contract sterilizers are unable to sterilize LivaNova’s products, whether due to regulatory, legislative, or other constraints, including on the use of EtO, LivaNova may be unable to transition to alternative internal or external resources or methods in a timely or cost-effective manner or at all, which could have a material impact on LivaNova’s results of operations and financial condition.
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
LivaNova relies on a combination of patents, trade secrets, and non-disclosure agreements to protect the Company’s proprietary intellectual property. While LivaNova intends to defend against any threats to the Company’s intellectual property, any litigation to counter the infringement, misappropriation, or unauthorized use of LivaNova’s intellectual property may require the expenditure of significant financial and managerial resources, which may adversely affect LivaNova’s business, results of operations, cash flows, and financial condition. Additionally, LivaNova’s patents, trade secrets, or other agreements may not prevent competitors from independently developing or selling similar products and services and may not adequately deter misappropriation or improper use of the Company’s technology. As LivaNova’s businesses increasingly rely on IT systems and infrastructure, the Company’s intellectual property, other proprietary technology, and other sensitive data are potentially vulnerable to loss, damage, or misappropriation. Further, LivaNova’s ability to protect novel business models is uncertain and pending patent applications may not result in patents being issued to LivaNova. Patents issued to or licensed by LivaNova in the past or in the future may be challenged or circumvented by competitors, and such patents may be found invalid, unenforceable, or insufficiently broad to protect the Company’s technology, and may limit LivaNova’s competitive advantage. Third parties could obtain patents that may require LivaNova to negotiate licenses to conduct business, and the required licenses may not be available on reasonable terms or at all.

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
In addition, the laws and intellectual property systems of certain countries in which LivaNova markets some of its products, do not protect the Company’s intellectual property rights to the same extent as in the U.S., which may impact its market position in those countries. For example, doing business in China may increase LivaNova’s vulnerability to its technology being reverse-engineered or the Company’s trade secrets being compromised. Proceedings to enforce LivaNova’s intellectual property rights in foreign jurisdictions like China could result in substantial cost and divert management’s efforts and attention from other aspects of LivaNova’s business, put the Company’s own intellectual property at risk of being invalidated or interpreted narrowly, put the Company’s patent applications at risk of not being issued, and provoke third parties to assert claims against the Company. LivaNova could also face competition in countries where the Company has not invested in an intellectual property portfolio, or where the Company has not invested in the same protection as in the U.S. If the Company is unable to protect LivaNova’s intellectual property in China or other countries, it could have a material adverse effect on LivaNova’s reputation, business, results of operations, cash flows, and financial condition.
Inadequate funding for U.S. federal government agencies and government shutdowns could negatively affect LivaNova’s business, results of operations, cash flows, and financial condition.
The ability of the FDA and CMS to review and approve new products and make coverage and reimbursement decisions can be affected by a variety of factors, including government funding levels, the ability to hire and retain key personnel, government shutdowns, and statutory, regulatory, and policy changes. In addition, a portion of LivaNova’s revenue is dependent on U.S. federal government healthcare program reimbursement. Any disruption in U.S. federal or other government operations, including government shutdowns, could have a material adverse effect on LivaNova’s business, results of operations, cash flows, and financial condition.
Risks Related to LivaNova’s Indebtedness
LivaNova may not have sufficient cash flow from its business operations to pay when due, or be able to raise the funds necessary to pay when due, amounts owed with respect to LivaNova’s indebtedness, which could adversely affect LivaNova’s business and results of operations.
LivaNova’s ability to make payments (including interest, principal upon maturity, and payments to satisfy conversions) in respect of and/or to refinance LivaNova’s outstanding notes or other indebtedness (including any indebtedness under LivaNova’s revolving credit facility or term facilities) depends on the Company’s future performance, which is subject to economic, financial, competitive, and other factors beyond its control. If LivaNova is unable to generate enough cash flow to make payments on indebtedness when due, the Company may be required to adopt one or more alternatives, such as selling assets or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. LivaNova’s ability to refinance its indebtedness, which the Company may need to do to satisfy its obligations thereunder, will depend on the capital markets and LivaNova’s financial condition at such time. LivaNova may not be able to engage in these activities on desirable terms or at all, which could result in a default on LivaNova’s indebtedness.
Upon any conversions of the 2029 Notes, LivaNova will be required to pay cash up to the aggregate principal amount of the 2029 Notes to be converted and pay or deliver, as the case may be, cash, LivaNova’s ordinary shares, or a combination of cash and LivaNova’s ordinary shares, at LivaNova’s election, in respect of the remainder, if any. Additionally, the holders of the 2029 Notes have the right to require LivaNova to repurchase the notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2029 Notes) at a repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, if any.

Any failure by LivaNova to make required payments in respect of its indebtedness (after any applicable grace period) would constitute an event of default in respect of such indebtedness.
In addition, LivaNova’s indebtedness, combined with the Company’s other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•Make LivaNova more vulnerable to adverse changes in government regulations and in the global economy, healthcare, and competitive environment;
•Limit the Company’s flexibility in planning for, or reacting to, changes in LivaNova’s business and its markets;
•Place the Company at a disadvantage compared to LivaNova’s competitors, who have less debt;
•Limit LivaNova’s ability to borrow additional amounts for working capital, to fund acquisitions, and for other general corporate purposes; and
•Make a sale of the Company less attractive to buyers or more difficult to complete.
Any of these factors could harm LivaNova’s business, results of operations, cash flows, and financial condition. In addition, if LivaNova incurs additional indebtedness under the revolving credit facility or term facilities, the risks related to LivaNova’s business and its ability to repay the Company’s indebtedness would increase. For additional information, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report under the section entitled “Liquidity and Capital Resources” and “Note 9. Financing Arrangements” in LivaNova’s consolidated financial statements included in this Report.
The conditional conversion feature of the 2029 Notes, if triggered, may adversely affect LivaNova’s liquidity and operating results.
If the conditional conversion feature of the 2029 Notes is triggered, holders are entitled to convert the 2029 Notes at any time during specified periods, at their option. For example, holders are entitled to convert 2029 Notes during a given calendar quarter if the closing price of LivaNova’s ordinary shares for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding calendar quarter was greater than or equal to $90.22, subject to adjustment. The conversion condition for the 2029 Notes was not satisfied on December 31, 2025, and therefore, the 2029 Notes will not be convertible pursuant to this condition from January 1, 2026, through March 31, 2026. On or after December 15, 2028, holders may convert 2029 Notes at their option without regard to additional conditions. If holders convert 2029 Notes during any future period in which such conversion is permitted, LivaNova would be required to pay cash up to the aggregate principal amount of the 2029 Notes to be converted and may elect to settle the remainder of the conversion obligation in cash, shares, or a combination of the two. Any such cash payments upon conversion could adversely affect the Company’s liquidity.
The effective interest rate of the 2029 Notes is significantly greater than the stated interest rate, which may result in volatility to the Company’s reported interest expense and financial results and could adversely affect the price at which LivaNova’s ordinary shares trade.
Upon conversion of the 2029 Notes, LivaNova will pay cash up to the aggregate principal amount of the 2029 Notes to be converted and pay or deliver, as the case may be, cash, LivaNova’s ordinary shares, or a combination of cash and LivaNova’s ordinary shares, at LivaNova’s election, in respect of the remainder, if any, of LivaNova’s conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted. Accordingly, the conversion feature that is part of the 2029 Notes is accounted for as a derivative pursuant to accounting standards relating to derivative instruments. This resulted in an initial accounting valuation of the conversion feature, which was bifurcated from the debt component of the 2029 Notes, resulting in an original issue discount. The original issue discount is amortized and recognized as a component of interest expense over the term of the 2029 Notes, which results in an effective interest rate reported in LivaNova’s consolidated statements of income (loss) in excess of the stated interest rate of the 2029 Notes. Although this accounting treatment does not affect the amount of cash interest paid to holders of the 2029 Notes or LivaNova’s cash flows, it reduces the Company’s earnings and could adversely affect the price at which its ordinary shares trade.
Additionally, for each financial statement period after issuance of the 2029 Notes, a derivative gain or loss is and will be reported in LivaNova’s consolidated statements of income (loss) to the extent the valuation of the conversion feature changes from the previous period. The 2029 Capped Calls described below and elsewhere in this Report are also accounted for as derivative instruments. The valuation of the conversion feature of the 2029 Notes and 2029 Capped Calls utilizes significant observable and unobservable market inputs, including share price, expected volatility, risk-free interest rate, expected dividend yield, and time to expiration of the 2029 Notes. The change in input values at the current period-end compared to the previous period-end may result in a material change in the valuation and the gain or loss resulting from the conversion feature of the

2029 Notes and 2029 Capped Calls, and may not completely offset each other. As such, there may be a material net impact on LivaNova’s consolidated statements of income (loss), which could adversely affect the price at which its ordinary shares trade.
The arbitrage or hedging strategy by purchasers of the 2029 Notes and Option Counterparties in connection with LivaNova’s 2029 Capped Calls may affect the value of LivaNova’s ordinary shares.
LivaNova expects that many investors in, and potential purchasers of, the 2029 Notes will employ, or seek to employ, an arbitrage strategy with respect to the 2029 Notes. Investors would typically implement such a strategy by selling short LivaNova’s ordinary shares underlying the 2029 Notes and dynamically adjusting their short position while continuing to hold the 2029 Notes. Investors may also implement this type of strategy by entering into swaps or options on LivaNova’s ordinary shares in lieu of or in addition to selling short LivaNova’s ordinary shares. This activity could decrease or reduce the size of any increase in the market price of LivaNova’s ordinary shares at that time.
In connection with the pricing of the 2029 Notes, LivaNova entered into the 2029 Capped Calls. The 2029 Capped Calls are expected generally to compensate (through the payment of cash to LivaNova) for potential dilution to LivaNova’s ordinary shares and to offset cash payments due upon conversion of the 2029 Notes in excess of the principal amount thereof in the event that the market price per ordinary share of LivaNova at the time of conversion of the 2029 Notes is greater than the strike price under the 2029 Capped Calls with such offset subject to a cap based on the cap prices of the 2029 Capped Calls. It is LivaNova’s understanding that the Option Counterparties, or their respective affiliates, in connection with establishing their initial hedges of the 2029 Capped Calls, purchased LivaNova’s ordinary shares and/or entered into various derivative transactions with respect to LivaNova’s ordinary shares concurrently with or shortly after the pricing of the 2029 Notes. The Option Counterparties or their respective affiliates may modify these initial hedge positions by entering into or unwinding various transactions with respect to LivaNova’s ordinary shares and/or purchasing or selling its ordinary shares or other of LivaNova’s securities in secondary market transactions prior to the maturity of the 2029 Notes (and are likely to do so during any observation period related to a conversion of the 2029 Notes or upon a repurchase or redemption of the 2029 Notes by LivaNova, if LivaNova unwinds a corresponding portion of the 2029 Capped Calls). This activity could cause or avoid an increase or a decrease in the market price of LivaNova’s ordinary shares or the 2029 Notes at that time.
LivaNova is subject to counterparty risk with respect to the 2029 Capped Calls.
The Option Counterparties are financial institutions, and LivaNova is subject to the risk that they might default under the 2029 Capped Calls. LivaNova’s exposure to the credit risk of the Option Counterparties is not secured by any collateral.
If an Option Counterparty becomes subject to insolvency proceedings, LivaNova will become an unsecured creditor in those proceedings, with a claim equal to the Company’s exposure to that Option Counterparty at that time under the 2029 Capped Calls. LivaNova’s exposure will depend on many factors, but, generally, an increase in the Company’s exposure will be correlated to an increase in the market price and in the volatility of its ordinary shares. In addition, upon a default by an Option Counterparty, LivaNova may suffer adverse tax consequences and may, on a net basis, have to pay more cash or suffer more dilution than the Company currently anticipates with respect to its ordinary shares upon conversions of the 2029 Notes, the effect of which would likely not be compensated for by the Company. LivaNova can provide no assurances as to the financial stability or viability of the Option Counterparties.
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
Changes in tax laws or exposure to additional income tax liabilities could have a material adverse effect on LivaNova’s results of operations and financial condition.
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

LivaNova continues to monitor the adoption of Pillar Two by the taxing jurisdictions in which it operates. The UK has enacted legislation providing for a minimum effective tax rate of 15% through a multinational top-up tax and a domestic top-up tax for accounting periods beginning on or after December 31, 2023. UK legislation has also been enacted for an undertaxed profits rule for accounting periods beginning on or after December 31, 2024. The OECD released guidance on January 5, 2026 to further modify Pillar Two rules including changes to substance-based non-refundable tax credits. The nature and timing of these changes being enacted cannot be predicted or guaranteed at this time. LivaNova will continue to monitor legislative developments and related guidance in the UK and other jurisdictions that may impact LivaNova’s operations. Any material changes in tax laws, regulations, or policies, or their interpretation and enforcement, including with respect to Pillar Two and interaction with other tax laws, could result in a higher effective tax rate for LivaNova and have a material impact on its consolidated statements of income (loss) or financial condition. The content of any future legislation, the timing of additional guidance, and the reporting periods that may be impacted cannot be determined at this time.
LivaNova’s actual effective tax rate may vary from its expectations or from historical trends, and that variance may be material. LivaNova’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws such as Pillar Two and OBBBA or their interpretation. LivaNova is also subject to ongoing tax audits in various non-U.S. jurisdictions. Tax authorities may disagree with certain positions LivaNova has taken and assess additional taxes. LivaNova believes that its accruals reflect the probable outcome of known contingencies. However, there can be no assurance that LivaNova will accurately predict the outcomes of ongoing audits, and the actual outcomes of these audits could have a material impact on LivaNova’s consolidated statements of income (loss) or financial condition.
As a public limited company incorporated under the laws of England and Wales, certain LivaNova capital structure decisions require shareholder approval, which may limit the Company’s flexibility to manage its capital structure.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cyber Risk Management and Strategy
LivaNova’s enterprise risk management process consists of risk identification, evaluation, control and monitoring, and documentation. LivaNova’s Board of Directors oversees risk management within the Company, and the legal and compliance teams work in tandem to provide the framework to identify and reduce risks that may materially impact the Company’s business. As part of the enterprise risk management process, regular inquiries and discussions are held with, among others, the

CISO, Chief Information Officer, Vice President of Digital Health, Chief Privacy Officer, and their respective teams to review the cybersecurity risk landscape.
LivaNova’s CISO has a Master of Science in Cybersecurity with a specialization in technical security and incident response, in addition to over 15 years of experience in the cybersecurity and IT space. The CISO leads the Company’s cybersecurity team, identifies cybersecurity threats, and implements countermeasures in the cybersecurity realm, considering both internal operations and the external landscape. As part of his duties, the CISO provides relevant information in connection with regular enterprise risk assessments. The CISO also manages the Company’s cyber risk and assurance program. Guided by the principles of various industry-leading standards, such as the National Institute of Standards and Technology cybersecurity framework and ISO 27001, the objective of LivaNova’s cyber risk and assurance program is to continue to strengthen LivaNova’s cybersecurity resilience.
As part of LivaNova’s cyber resiliency strategy and in an effort to mitigate potential cybersecurity risks, the Company employs various measures, including employee security awareness training, systems monitoring, testing and maintenance of protective systems, and contingency plans. In addition, the CISO manages a structured cybersecurity incident response program where periodic simulation exercises are performed to prepare and train the Company’s cybersecurity incident responders. The Company deploys multiple security processes, tools, and security architectures to help bolster its defense detection capabilities. LivaNova regularly evaluates itself for appropriate business continuity and disaster recovery planning, with test scenarios that include simulations and penetration tests.
In addition, LivaNova routinely engages with third-party service providers to conduct evaluations of its security controls, whether through penetration testing, security assessments, or consulting on best practices to address evolving cyber threats. The Company receives threat intelligence from industry peers, government agencies, industry-specific information sharing and analysis centers, and cybersecurity associations. The Company relies heavily on its supply chain to deliver products and services to its customers, and a cybersecurity incident at a supplier, subcontractor, or service provider could adversely impact the Company. The Company assesses third-party cybersecurity controls through its cybersecurity program and includes security and privacy addendums to its contracts where applicable.
Historically, risks from cybersecurity threats have not materially affected the Company’s business strategy, results of operations, or financial condition. As previously disclosed, in November 2023, the Company initiated its cyber response protocol in response to a cybersecurity incident that resulted in a disruption of portions of its IT systems. The incident was contained, and the Company’s mitigation efforts are considered complete, but any future cybersecurity incident has the potential to materially affect the Company’s results of operations, cash flows, and financial condition. For a description of the Company’s evaluation of its disclosure controls and procedures, management’s report on internal control over financial reporting, and changes in internal control over financial reporting, see “Part II, Item 9A. Controls and Procedures.”
Cyber Governance
On a regular basis, the CISO presents key security updates and metrics to the Company’s Executive Team as well as the IT Advisory Council, which is composed of functional leaders across the Company and is responsible for IT governance oversight in the Company. On an annual basis, the CISO reviews cybersecurity program achievements and corrective actions with the Company’s Executive Team, which is a cross-functional group composed of the CEO, the CFO, the CLO, or their designees, and other executive leaders of the Company. During fiscal year 2025, the CISO reported to the CLO; as of January 2026, the role reports to the CFO.
As codified in its charter, the Audit Committee is responsible for reviewing the processes by which cybersecurity risks are managed and reporting any issues that arise out of such reviews to the Company’s Board of Directors. The CISO provides key security updates and metrics to the Audit Committee on a quarterly basis, and directly to the chair of the Audit Committee on a case-by-case basis, as needed, at any time during the quarter. The Audit Committee reviews these reports, which include, among other things, external events impacting the Company, cybersecurity incidents, and evaluations of user readiness to address cybersecurity incidents. Notwithstanding the Company’s approach to cybersecurity, the Company may not be successful in preventing or mitigating future cybersecurity incidents that could have a material adverse effect on the Company. While LivaNova maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For more information on risks related to cybersecurity and data security, see “Item 1A. Risk Factors – Risks Relating to the Company’s Business and Operations.”
ITEM 2. PROPERTIES
LivaNova’s principal executive office is located in the UK and is leased by the Company. LivaNova’s business segments are headquartered in the U.S. for Neuromodulation and in Italy for Cardiopulmonary. LivaNova has manufacturing facilities located in the U.S., Italy, Germany, Australia, and Brazil, and research facilities in the U.S. and Italy. The Company’s manufacturing and research facilities total approximately 1.0 million square feet. The manufacturing and research facilities located in the U.S., Italy, and Brazil are owned by LivaNova. 44% of LivaNova’s manufacturing and research facilities by square feet are located within the U.S., 56% of LivaNova’s manufacturing and research facilities by square feet are owned by the Company, and the balance is leased.
LivaNova also maintains 28 primary administrative offices in 20 countries. Most of these locations are leased. LivaNova is using substantially all of the Company’s currently available productive space to develop, manufacture, and market LivaNova’s products. LivaNova believes that all of its facilities are in good operating condition, suitable for their respective uses, and adequate for current needs.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
LivaNova’s ordinary shares are quoted on Nasdaq under the symbol “LIVN.”
As of February 18, 2026, according to data provided by LivaNova’s transfer agent, there were 14 shareholders of record. A substantially greater number of holders of LivaNova’s ordinary shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
LivaNova currently has no intention of declaring and paying dividends.
Issuer Purchases of Securities
None.
Share Performance Graph
The graph below matches LivaNova’s cumulative five-year total shareholder return on ordinary shares with the total returns of the S&P 500 index and the S&P 500 Health Care Equipment index. The graph tracks the performance of a $100 investment in LivaNova’s ordinary shares and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.
The share price performance included in this graph is not necessarily indicative of future share price performance.
The information under the caption “Share Performance Graph” above is not deemed to be “filed” as part of the Report and is not subject to the liability provisions of Section 18 of the Exchange Act. Such information will not be deemed incorporated by reference into any filing LivaNova makes under the Securities Act, unless LivaNova explicitly incorporates it into such filing at such time.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this Report. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not tie to percentages recalculated from the rounded numbers used for disclosure purposes. The following discussion, analysis, and comparisons generally focus on the operating results for 2025, 2024, and 2023.
LivaNova has elected to omit certain discussions on the earliest of the three years covered in this Report. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in LivaNova’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 25, 2025, for reference to the discussion of 2023, the earliest of the three fiscal years presented.
Description of the Business
LivaNova PLC is a market-leading global medical technology company. The Company designs, develops, manufactures, markets, and sells products, therapies, and services that are consistent with LivaNova’s mission to “create ingenious medical solutions that ignite patient turnarounds.” LivaNova is a public limited company organized under the laws of England and Wales and is headquartered in London, England. LivaNova’s ordinary shares are listed for trading on the Nasdaq under the symbol “LIVN.”
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
In addition, the impact that the imposition of tariffs and changes to global trade policies could have on the Company’s results of operations is uncertain. A significant number of LivaNova’s Cardiopulmonary products and component parts are sourced and produced outside of the U.S., including in Italy and Germany. Similarly, LivaNova manufactures its Neuromodulation products in the U.S., which are then often distributed internationally. For additional information, refer to “Item 1A. Risk Factors” in this Report.
Cybersecurity Incident
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s IT systems. As a result, the Company engaged external cybersecurity experts, coordinated with law enforcement, implemented remediation measures, and notified affected individuals and regulators as required by applicable law. The incident was contained, and the Company’s mitigation efforts are considered complete. For further discussion on related legal and regulatory matters, refer to “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements in this Report.
Through December 31, 2025, LivaNova incurred direct costs totaling $13.1 million in connection with this cybersecurity incident, including $1.5 million, $9.0 million and $2.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. The total direct costs incurred primarily include external cybersecurity expert and legal fees, system restoration costs, and $1.2 million related to a class action settlement, and do not include business interruption losses. The Company may incur additional costs related to this incident in the future.
LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that will likely limit the amount that the insurers may reimburse the Company. LivaNova has filed claims for insurance reimbursement of direct costs and business interruption losses and, as of December 31, 2025, the reimbursement process is substantially complete. Through December 31, 2025, LivaNova has received $10.7 million of insurance reimbursements, including $6.8 million in reimbursement of direct costs and $3.9 million in reimbursement of business interruption losses. For the years ended December 31, 2025 and 2024, LivaNova received $1.7 million and $5.1 million, respectively, in reimbursement of direct costs. For the years ended December 31, 2025 and 2024, LivaNova received $0.6 million and $3.3 million, respectively, in reimbursement of business interruption losses. LivaNova will submit additional claims for reimbursement if incremental costs are incurred. The Company’s insurance coverage may be insufficient to cover all costs and expenses related to this cybersecurity incident or may be unavailable to cover all costs and expenses related to this cybersecurity incident.
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
CPB is frequently utilized in various heart-related medical procedures and allows surgical teams to oxygenate and circulate a patient’s blood, providing the necessary conditions for the surgeon to operate on the heart. Medical procedures most commonly requiring CPB include traditional coronary artery bypass grafting and valve surgeries. LivaNova’s products enable CPB for neonatal, pediatric, and adult patients.
Information on the Cardiopulmonary segment that could potentially impact LivaNova’s consolidated financial statements and related disclosures is incorporated by reference to “Note 11. Commitments and Contingencies: Product Liability Litigation” in the consolidated financial statements included in this Report.
Neuromodulation
LivaNova’s Neuromodulation segment is engaged in the design, development, manufacture, marketing, and sale of devices that deliver neuromodulation therapy for treating DRE and DTD. The VNS Therapy System consists of an implantable pulse generator and connective lead that stimulates the left vagus nerve, surgical equipment to assist with the implant procedure, and equipment and instruction manuals that enable a treating healthcare professional to set parameters for a patient’s pulse generator. The lead does not need to be removed to replace a generator with a depleted battery. The Neuromodulation segment also includes the development and clinical testing of LivaNova’s aura6000 System for treating OSA.
DRE, DTD, and OSA
Discussions of DRE, DTD, and OSA are incorporated by reference to the sections titled “DRE,” “DTD,” and “OSA,” respectively, included within “Part I, Item 1. Business” in this Report.

Results of Operations
The following table presents LivaNova’s annual consolidated results of operations (in thousands):

	2025	2024	2023
Net revenue	$1,388,053	$1,253,437	$1,153,545
Cost of sales (1)	448,183	399,953	397,725
Gross profit (1)	939,870	853,484	755,820
Operating expenses:
Selling, general, and administrative (1)	548,813	508,876	502,699
Research and development	185,764	182,514	193,817
Impairment of long-lived assets	—	—	89,974
Other operating expense	5,903	33,043	37,828
Operating income (loss)	199,390	129,051	(68,498)
SNIA environmental liability expense	(365,553)	—	—
Interest expense	(49,286)	(63,070)	(58,853)
Loss on debt extinguishment	(2,651)	(25,482)	—
Foreign exchange and other income/(expense)	(2,681)	47,811	46,125
(Loss) income before income tax	(220,781)	88,310	(81,226)
Income tax expense (benefit)	21,639	25,058	(98,876)
Loss from equity method investments	(51)	(18)	(104)
Net (loss) income	$(242,471)	$63,234	$17,546
(1)The above table presents revised financial results, as discussed in “Note 2. Basis of Presentation, Use of Accounting Estimates, and Significant Accounting Policies” and “Note 20. Revision of Previously Issued Financial Statements” in the consolidated financial statements in this Report.
Net Revenue
The following table presents net revenue by operating segment and geographic region (in thousands, except for percentages):

				% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Cardiopulmonary
United States	$275,859	$242,463	$202,358	13.8%	19.8%
Europe (1)	201,044	168,024	157,414	19.7%	6.7%
Rest of World (1)	308,482	273,025	244,340	13.0%	11.7%
	785,385	683,512	604,112	14.9%	13.1%
Neuromodulation
United States	463,602	441,022	407,493	5.1%	8.2%
Europe (1)	65,023	54,899	57,435	18.4%	(4.4)%
Rest of World (1)	64,187	58,302	54,782	10.1%	6.4%
	592,812	554,223	519,710	7.0%	6.6%
Other Revenue (2)	9,856	15,702	29,723	(37.2)%	(47.2)%
Totals
United States	739,573	695,083	635,044	6.4%	9.5%
Europe (1)	269,176	220,032	214,792	22.3%	2.4%
Rest of World (1)	379,304	338,322	303,709	12.1%	11.4%
	$1,388,053	$1,253,437	$1,153,545	10.7%	8.7%
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other Revenue” includes revenue from the Company’s former ACS reportable segment, as well as rental and site services income not allocated to segments.

The following table presents segment income (1) (in thousands, except for percentages):

				% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Cardiopulmonary	$108,301	$76,848	$26,407	40.9%	191.0%
Neuromodulation	215,474	195,309	153,384	10.3%	27.3%
	$323,775	$272,157	$179,791	19.0%	51.4%
(1)For a reconciliation of segment income to consolidated (loss) income before income tax, refer to “Note 17. Geographic and Segment Information” in LivaNova’s consolidated financial statements included in this Report.
Cardiopulmonary
Cardiopulmonary net revenue for the year ended December 31, 2025 increased 14.9% to $785.4 million compared to the year ended December 31, 2024, with growth across all regions, driven by strong consumables demand and Essenz Perfusion System sales.
Cardiopulmonary segment income for the year ended December 31, 2025 was $108.3 million, compared to $76.8 million for the year ended December 31, 2024. The increase in segment income was primarily due to an increase in net revenue, as described above, and a decrease in the litigation provision related to LivaNova’s 3T Heater-Cooler device of $15.3 million. These increases in segment income were partially offset by increases in sales and marketing and R&D expenses.
Neuromodulation
Neuromodulation net revenue for the year ended December 31, 2025 increased 7.0% to $592.8 million compared to the year ended December 31, 2024, with growth across all regions.
Neuromodulation segment income for the year ended December 31, 2025 was $215.5 million compared to $195.3 million for the year ended December 31, 2024. The increase in segment income was primarily due to an increase in net revenue, as described above, as well as a net decrease in R&D expense primarily resulting from an $18.9 million reduction in costs associated with the Company’s DTD program, partially offset by an $11.2 million increase in R&D expense associated with the development of LivaNova’s aura6000 System for treating OSA.
Cost of Sales and Expenses
The following table presents costs and expenses as a percentage of net revenue:

	2025	2024	2023
Cost of sales	32.3%	31.9%	34.5%
Selling, general, and administrative	39.5%	40.6%	43.6%
Research and development	13.4%	14.6%	16.8%
Impairment of long-lived assets	—%	—%	7.8%
Other operating expense	0.4%	2.6%	3.3%
Cost of Sales
Cost of sales consists primarily of direct labor, allocated manufacturing overhead, and the acquisition of raw materials and components.
Cost of sales as a percentage of net revenue was 32.3% for the year ended December 31, 2025, representing an increase of 0.4 percentage points compared to the year ended December 31, 2024. The increase was primarily due to unfavorable product mix, partially offset by a decrease in cost of sales from the winding down of the ACS segment.
Selling, General, and Administrative Expense
SG&A expenses are comprised of sales, marketing, general, and administrative activities.
SG&A expenses as a percentage of net revenue were 39.5% for the year ended December 31, 2025, representing a decrease of 1.1 percentage points compared to the year ended December 31, 2024. The decrease was primarily due to favorable fixed cost leverage.

Research and Development Expense
R&D expenses consist of product design and development efforts, clinical study programs, and regulatory activities.
R&D expenses as a percentage of net revenue were 13.4% for the year ended December 31, 2025, representing a decrease of 1.2 percentage points compared to the year ended December 31, 2024. The decrease was primarily due to reductions in costs associated with the Company’s DTD program of $18.9 million, partially offset by an $11.2 million increase in costs associated with the development of LivaNova’s aura6000 System for treating OSA.
Other Operating Expense
Other operating expense consists of the provision for litigation involving LivaNova’s 3T Heater-Cooler device, the Saluggia site remediation provision, and restructuring expense.
Other operating expense as a percentage of net revenue was 0.4% for the year ended December 31, 2025, a decrease of 2.2 percentage points compared to the year ended December 31, 2024. The decrease was primarily due to a decrease in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device of $15.3 million, as well as a decrease in restructuring expense of $13.5 million. For additional information, refer to “Note 11. Commitments and Contingencies” and “Note 4. Restructuring” in the consolidated financial statements in this Report.
SNIA Environmental Liability Expense
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger, as well as the environmental liabilities of the demerged company that materialized after the demerger, which are derived from actions performed prior to the demerger. As a result of the decision by the Italian Supreme Court, the Company recorded the SNIA environmental liability expense for the year ended December 31, 2025. For additional information, refer to “Note 11. Commitments and Contingencies” in the consolidated financial statements in this Report.
Interest Expense
LivaNova incurred interest expense of $49.3 million for the year ended December 31, 2025, compared to $63.1 million for the year ended December 31, 2024. The decrease was primarily due to an early repayment on May 2, 2025 of $200 million on principal borrowings under the Term Facilities and decreases in interest rates, partially offset by an increase in amortization of debt issuance costs. For additional information, refer to “Note 9. Financing Arrangements” in the consolidated financial statements in this Report.
Loss on Debt Extinguishment
For the year ended December 31, 2025, LivaNova incurred a loss on debt extinguishment of $2.7 million associated with the write-off of unamortized debt issuance costs in connection with the early repayment of $200 million on principal borrowings under the Term Facilities in May 2025. In connection with the 2025 Notes Repurchase Transaction, for the year ended December 31, 2024, LivaNova incurred a loss on debt extinguishment of $25.5 million. For additional information, refer to “Note 9. Financing Arrangements” in the consolidated financial statements in this Report.
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
Foreign exchange and other income/(expense) was an expense of $2.7 million and income of $47.8 million for the years ended December 31, 2025 and 2024, respectively. For additional information, refer to “Note 18. Supplemental Financial Information” in LivaNova’s consolidated financial statements included in this Report.
Income Tax Expense (Benefit)
LivaNova PLC is resident in the UK. LivaNova’s effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, valuation allowances, tax credits and incentives, unrecognized tax benefits associated with uncertain tax positions, and tax laws. LivaNova’s tax returns are periodically audited or subjected to review by tax authorities. The Company operates in multiple jurisdictions worldwide and assesses the recoverability of its deferred tax assets for each period and jurisdiction by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Depending on operating results in the future, a release of the valuation allowance could occur within the next 12 months. The timing and amount of the valuation allowance release could vary based on the Company’s assessment of all available evidence.
LivaNova’s effective income tax rate was (9.8%) and 28.4% for the years ended December 31, 2025 and 2024, respectively. Compared with the year ended December 31, 2024, the change in the effective tax rate for 2025 was primarily attributable to year-over-year changes in income before income tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability, and changes in valuation allowances.
On July 4, 2025, the U.S. enacted the OBBBA. LivaNova has accounted for the relevant changes effective for tax year 2025 within its annual effective tax rate. Additionally, LivaNova is subject to income taxes as well as non-income-based taxes in the U.S., the UK, the EU, and various other jurisdictions. The OECD released guidance on January 5, 2026 to further modify Pillar Two rules including changes to substance-based non-refundable tax credits. LivaNova will continue to monitor legislative developments by the OECD, the UK, the EU, the U.S., and other jurisdictions worldwide that may impact LivaNova’s operations regarding Pillar Two and the OBBBA. For additional information, refer to “Note 15. Income Taxes” in LivaNova’s consolidated financial statements included in this Report.
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
Goodwill and Long-Lived Assets
LivaNova allocates the purchase price consideration of an acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including PP&E; inventories; accounts receivable; long-term debt; and identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. LivaNova allocates any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. LivaNova bases the fair value of identifiable intangible assets acquired in a business combination, including IPR&D, on valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use.
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
Each reporting period, LivaNova determines whether there are circumstances that warrant an evaluation of the carrying amounts of LivaNova’s PP&E and its finite-lived intangible assets to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include, among other items, an expectation of a sale or disposal of a long-lived asset or asset group, adverse changes in market or competitive conditions, an adverse change in legal factors or business climate in the markets in which LivaNova operates, and operating or cash flow losses. Long-lived assets held and used are assessed for possible impairment by comparing their carrying values with their associated undiscounted, future cash flows. In order to calculate the impairment charge, LivaNova generally measures fair value by considering sale prices for similar assets, discounted estimated future cash flows using an appropriate discount rate, and/or estimated replacement cost.
LivaNova estimates the useful lives of its finite-lived intangible assets, which requires significant management judgment, and evaluates its intangible assets each reporting period to determine whether events and circumstances indicate a different useful life.

LivaNova evaluates the goodwill and indefinite-lived intangible assets for impairment annually on October 1st and whenever other facts and circumstances indicate that the carrying amounts of goodwill and other indefinite-lived intangible assets may not be recoverable. Estimating the fair value of goodwill and indefinite-lived intangible assets requires various assumptions, including discount rates. LivaNova performed a quantitative goodwill impairment assessment for its Cardiopulmonary and Neuromodulation reporting units as of October 1, 2025, including sensitivity analyses of key assumptions. The assessment was conducted using management’s current estimate of future cash flows. LivaNova concluded that the fair value of its Cardiopulmonary and Neuromodulation reporting units exceeded the carrying value of the respective reporting units and were, therefore, not impaired on the October 1, 2025 test date.
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
LivaNova files national and local tax returns in many jurisdictions throughout the world and is subject to income tax examinations for its fiscal year 2020 and subsequent years, with certain exceptions. While LivaNova believes that its tax return positions are fully supported, tax authorities may disagree with certain positions the Company has taken and assess additional taxes, and, as a result, LivaNova may establish reserves for uncertain tax positions, which require a significant degree of management judgment. LivaNova regularly assesses the likely outcomes of its tax positions to determine the appropriateness of the Company’s reserves; however, the actual outcome of an audit can be significantly different from LivaNova’s expectations, which could have a material impact on the Company’s tax provision. The Company has accrued $13.4 million, of which $10.2 million is unrecognized tax benefit, as of December 31, 2025.
LivaNova periodically assesses the recoverability of its deferred tax assets by considering whether it is more likely than not that some or all of the actual benefit of those assets will be realized. To the extent that realization does not meet the “more-likely-than-not” criterion, the Company establishes a valuation allowance. LivaNova periodically reviews the adequacy and necessity of the valuation allowance by considering significant positive and negative evidence relative to its ability to recover deferred tax assets and to determine the timing and amount of valuation allowance that should be released. This evidence includes: profitability in the most recent quarters; internal profitability forecasts for the current and next two future years; the amount of deferred tax asset relative to estimated profitability; the potential effects on future profitability from increasing competition, healthcare reforms, and overall economic conditions; limitations and potential limitations on the use of LivaNova’s net operating losses due to ownership changes, pursuant to IRC Section 382; and the implementation of prudent and feasible tax planning strategies, if any. Depending on operating results in the future, a release of the valuation allowance could occur within the next 12 months. The timing and amount of the valuation allowance release could vary based on the Company’s assessment of all available evidence. For additional information, refer to “Note 15. Income Taxes” in LivaNova’s consolidated financial statements included in this Report.
Legal and Other Contingencies
Provisions for legal contingencies are recognized when the Company determines it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Estimates are used in assessing the likelihood of a loss being incurred and when determining a reasonable estimate of the loss for each claim. Final settlement amounts may be materially different from the provision recorded. For additional information, refer to “Note 11. Commitments and Contingencies” in LivaNova’s consolidated financial statements included in this Report.
Contingent Consideration Liabilities
Contingent consideration liabilities result from acquisition agreements that include potential future payment of consideration that is contingent upon the achievement of performance milestones and/or sales-based earnouts. Contingent consideration liabilities are measured at fair value each reporting period, the determination of which requires significant judgments and estimates. The fair value of contingent consideration is determined based on the consideration expected to be transferred based on estimated future cash flows of the acquired business, discounted to present value in accordance with accepted valuation methodologies. For additional information, refer to “Note 8. Fair Value Measurements” in LivaNova’s consolidated financial statements included in this Report.

Embedded and Capped Call Derivatives
In March 2024, the Company issued the 2029 Notes and entered into related capped call transactions. The 2029 Notes include an embedded derivative that is bifurcated from the 2029 Notes. The embedded derivative is measured at fair value using a binomial lattice model and estimated discounted cash flows that utilize observable and unobservable market data. The capped call derivatives are measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including share price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. The Company uses historical volatility and implied volatility from options traded to determine expected share price volatility, which is an unobservable input that is significant to the valuations. For additional information, refer to “Note 8. Fair Value Measurements” and “Note 9. Financing Arrangements” in LivaNova’s consolidated financial statements included in this Report.
New Accounting Pronouncements
For a discussion of new accounting standards and disclosure requirements, refer to “Note 19. New Accounting Pronouncements” in LivaNova’s consolidated financial statements included in this Report.
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
The following table presents selected financial information related to LivaNova’s liquidity (in thousands):

	December 31,
	2025	2024
Available Short-term Liquidity
Cash and cash equivalents	$635,552	$428,858
Availability under the 2021 First Lien Credit Agreement	225,000	225,000
	$860,552	$653,858

Working Capital
Current assets	$1,101,613	$1,127,186
Current liabilities	808,072	392,125
	$293,541	$735,061

Debt Obligations
Current portion of long-term debt	$30,878	$77,339
Short-term unsecured borrowing arrangements	594	665
Current debt obligations	31,472	78,004
Long-term debt obligations	345,185	549,624
	$376,657	$627,628

Debt and Capital
LivaNova’s capital structure consists of debt and equity. As of December 31, 2025, LivaNova’s total debt of $376.7 million was 31.4% of its total equity of $1,200.0 million. As of December 31, 2024, LivaNova’s total debt of $627.6 million was 47.5% of its total equity of $1,320.3 million.
During the year ended December 31, 2025, LivaNova repaid $280.9 million in long-term debt.
On January 8, 2026, LivaNova paid $97.7 million in an early repayment of the amount outstanding under the Term Facilities in full, along with accrued interest.
For additional information on LivaNova’s debt obligations and Capped Call Transactions, refer to “Note 9. Financing Arrangements” and “Note 7. Derivatives and Risk Management” in the consolidated financial statements in this Report.
Cash Flows
The following table presents net cash, cash equivalents, and restricted cash provided by (used in) operating, investing, and financing activities and the net (decrease) increase in the balance of cash, cash equivalents, and restricted cash (in thousands):

	2025	2024	2023
Operating activities	$254,340	$183,038	$74,914
Investing activities	(72,912)	(48,160)	(40,331)
Financing activities	(285,660)	18,551	21,484
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	16,228	(7,745)	6,187
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(88,004)	$145,684	$62,254
Operating Activities
Cash provided by operating activities for the year ended December 31, 2025 increased $71.3 million, compared to the prior year, primarily due to higher sales and lower payments related to LivaNova’s 3T Heater-Cooler device litigation provision, restructuring activities, and interest expense, partially offset by an increase in cash outflows for inventories, income taxes, and professional services.
Investing Activities
Cash used in investing activities for the year ended December 31, 2025 increased $24.8 million, compared to the prior year, primarily due to an increase in purchases of property, plant, and equipment of $33.9 million, principally related to purchases and development of internal-use software, partially offset by proceeds of $6.5 million from the sale of LivaNova’s investment in Ceribell, Inc. and proceeds of $7.2 million primarily from the sale of land to support manufacturing capacity expansion in other locations.
Financing Activities
Cash used in financing activities for the year ended December 31, 2025 increased $304.2 million, compared to the prior year, primarily resulting from repayments of long-term debt obligations in 2025, including an early repayment of $200 million on principal borrowings under the Term Facilities and the repayment in full of the 2025 Notes at maturity of $57.5 million.
Market and Credit Risk
LivaNova is exposed to certain market risks as part of its ongoing business operations, including risks from foreign currency exchange and interest rates, as well as credit risk, that could adversely affect LivaNova’s consolidated results of operations, cash flows, and financial position. The Company manages these risks through regular operating and financing activities and derivative financial instruments.
FX Risk
Due to the global nature of LivaNova’s operations, the Company is exposed to FX fluctuations. LivaNova uses freestanding derivative forward contracts to offset exposure to the variability of the value associated with intercompany loans denominated in a foreign currency. As of December 31, 2025, a 100 basis point change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would not have a material effect on LivaNova’s consolidated results of operations, cash flows, or financial position. For additional information, refer to “Note 2. Basis of Presentation, Use of Accounting Estimates, and Significant Accounting Policies” and “Note 7. Derivatives and Risk Management” in the consolidated financial statements in this Report.

Interest Rate Risk
LivaNova is subject to interest rate risk on its variable-rate depository accounts and financing arrangement, the Term Facilities. Interest expense associated with the Term Facilities is principally offset by holding proceeds from the Term Facilities in a depository account, which earns a floating rate of interest. As of December 31, 2025, a 100 basis point increase/(decrease) in the interest rates of LivaNova’s variable-rate depository accounts would increase/(decrease) interest income on the Company’s consolidated statements of income (loss) by $5.6 million. As of December 31, 2025, a 100 basis point change in the interest rate of the Term Facilities would not have a material effect on LivaNova’s consolidated results of operations, cash flows, or financial position. For additional information, refer to “Note 9. Financing Arrangements” in the consolidated financial statements in this Report.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required under 7A. has been incorporated by reference to the information contained in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report under the sections entitled “FX Risk” and “Interest Rate Risk.”
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

Applicable SEC rules require an evaluation of the effectiveness of the Company’s disclosure controls and procedures. LivaNova’s management, under the supervision and with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, LivaNova’s CEO and CFO concluded that, as of December 31, 2025, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Management assessed the effectiveness of LivaNova’s internal control over financial reporting as of December 31, 2025 using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, LivaNova concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
LivaNova’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in LivaNova’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, LivaNova’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required for this Item 10 is incorporated by reference from LivaNova’s 2026 Proxy Statement, which the Company anticipates filing within 120 days of December 31, 2025.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required for this Item 11 is incorporated by reference from LivaNova’s 2026 Proxy Statement except as to information required pursuant to Item 402(v) of the SEC Regulation S-K relating to pay versus performance. The Company anticipates filing LivaNova’s 2026 Proxy Statement within 120 days of December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required for this Item 12 is incorporated by reference from LivaNova’s 2026 Proxy Statement, which the Company anticipates filing within 120 days of December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item 13 is incorporated by reference from LivaNova’s 2026 Proxy Statement, which the Company anticipates filing within 120 days of December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this Item 14 is incorporated by reference from LivaNova’s 2026 Proxy Statement, which the Company anticipates filing within 120 days of December 31, 2025.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The Consolidated Financial Statements of LivaNova PLC and its subsidiaries and the Report of Independent Registered Public Accounting Firm are included in this Report beginning on page F-1:
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

3.1	Amended Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020
4.1*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended
4.2	Indenture, dated as of March 8, 2024 between LivaNova PLC and Citibank, N.A., as trustee, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on March 8, 2024
4.3	Form of Global Note, representing LivaNova’s 2.50% convertible senior notes due 2029 (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on March 8, 2024)
10.1†	Form of Deed of Indemnification (Directors), each effective October 19, 2015, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 19, 2015
10.2†	Form of Deed of Indemnification (Officers), each effective October 19, 2015, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on October 19, 2015
10.3†	2015 Plan and related Sub-Plan for UK Participants, adopted on October 16, 2015, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 19, 2015
10.4†	Form of SAR Award Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on March 16, 2018
10.5†	General Provisions of the Company’s ESPP dated 12 June 2018, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018
10.6†	Form of SAR Award Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on April 1, 2019
10.7	Form of Capped Call Confirmation incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2020

Exhibit Number	Description
10.8	Form of Confirmation for Capped Call Transactions, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 8, 2024
10.9†	Form of SAR Award Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020
10.10†	Service Agreement, effective August 1, 2021, between the Company and Alex Shvartsburg, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021
10.11†	Letter, dated December 14, 2022, to Alex Shvartsburg regarding an increase in gross annual base salary, effective January 1, 2023, incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022
10.12
First Lien Credit Agreement dated as of August 13, 2021 among LivaNova PLC, LivaNova USA, the lenders and issuing banks party thereto and Goldman Sachs Bank USA as First Lien Administrative Agent and First Lien Collateral Agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 16, 2021

10.13
Incremental Facility Amendment No. 1 to Credit Agreement, dated as of February 24, 2022, by and among LivaNova PLC, LivaNova USA, the lenders and issuing banks party thereto and Goldman Sachs Bank USA as First Lien Administrative Agent, incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021

10.14
Letter of Indemnity in respect of the Issuance of Trade Finance Guarantee by Barclays Bank Ireland PLC, Italy Branch dated March 18, 2022, by and among LivaNova PLC Italian Branch and Barclays Bank Ireland PLC, Italy Branch, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 21, 2022

10.15	Pledge Agreement dated as of March 18, 2022, among LivaNova PLC Italian Branch and Barclays Bank Ireland PLC, Italy Branch, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 21, 2022
10.16
Amendment 2 to the Credit Agreement, dated as of March 16, 2022, by and among LivaNova PLC, LivaNova USA, the Lenders and Goldman Sachs Bank USA as First Lien Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed on May 4, 2022

10.17
Incremental Facility Amendment No. 2 to Credit Agreement, dated as of July 6, 2022, by and among LivaNova PLC, LivaNova USA, the Second Incremental Term Lenders, Delayed Draw Incremental Lenders, Goldman Sachs Bank USA, the Revolving Lenders and Issuing Banks, and for purposes of Sections 8 and 10 only, the other Loan Parties as of the date hereof, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2022

10.18
Incremental Facility Amendment No. 3 to Credit Agreement, dated as of March 8, 2024, by and among LivaNova PLC, LivaNova USA, the Third Incremental Amendment Revolving Lenders, Goldman Sachs Bank USA, the Term Lenders parties hereto, the Issuing Banks, the Swingline Lenders and, for purposes of Sections 7 and 9 only, the other Loan Parties as of the date hereof, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 8, 2024

10.19†	Amendment to 2015 Plan, dated June 13, 2022, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022
10.20†	Amendment No. 2 to 2015 Plan, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 12, 2024
10.21†	Form of 2022 Plan SAR Grant Notice and Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022
10.22†	Form of 2022 Plan RSU Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022
10.23†	Amendment to relevant 2020, 2021, and 2022 RSU Awards under the 2015 Plan, incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, filed on August 3, 2022
10.24†	Form of 2022 Plan SAR Grant Notice and Agreement, effective February 2023, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023
10.25†
Form of 2022 Plan RSU Award Grant Notice and Agreement, effective February 2023, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.26†
Form of 2022 Plan PSU Award Grant Notice and Agreement, effective February 2023, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.27†	Amendment to Form of SAR Grant Notice and Agreement, incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022
10.28†	Amendment to Form of 2022 Plan RSU Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022

Exhibit Number	Description
10.29†	2022 Plan, incorporated by reference to Exhibit 99.1 of the Company’s Form S-8, filed on June 13, 2022
10.30†	A&R 2022 Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 16, 2023
10.31†	Amendment No. 1 to the A&R 2022 Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 12, 2024
10.32†	Second A&R 2022 Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 11, 2025
10.33†	Form of Second A&R 2022 Plan SAR Grant Notice and Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 11, 2025
10.34†	Form of Second A&R 2022 Plan RSU Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 11, 2025
10.35†	Form of Second A&R 2022 Plan PSU Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on June 11, 2025
10.36†	2025 Director Plan, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on June 11, 2025
10.37†	Form of 2025 Director Plan RSU Award Grant Notice and Agreement, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on June 11, 2025
10.38†	Michael Hutchinson Employment Agreement, dated November 2, 2022, incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023
10.39†	Vladimir Makatsaria Employment Agreement, dated February 1, 2024, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on May 3, 2024
10.40†	Ahmet Tezel Employment Agreement, dated April 27, 2024, incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024
10.41†*	Natalia Kozmina Employment Agreement, dated January 2, 2026
19.1*	LivaNova Insider Trading Policy
21.1*	List of Subsidiaries of LivaNova PLC
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of the Chief Executive Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of LivaNova PLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	LivaNova Incentive Compensation Clawback Policy, adopted July 19, 2023, incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Consolidated Statements of Income (Loss) for the years ended December 31, 2025, 2024, and 2023, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024, and 2023, (iii) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, and (vi) the Notes to the Consolidated Financial Statements.

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

LIVANOVA PLC

Date: February 25, 2026	By:	/s/ VLADIMIR MAKATSARIA
Vladimir Makatsaria
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: February 25, 2026	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VLADIMIR MAKATSARIA	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Vladimir Makatsaria

/s/ ALEX SHVARTSBURG	Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2026
Alex Shvartsburg

/s/ WILLIAM A. KOZY	Chair of the Board of Directors	February 25, 2026
William A. Kozy

/s/ J. CHRISTOPHER BARRY	Director	February 25, 2026
J. Christopher Barry

/s/ FRANCESCO BIANCHI	Director	February 25, 2026
Francesco Bianchi

/s/ STACY ENXING SENG	Director	February 25, 2026
Stacy Enxing Seng

/s/ SHARON O’KANE	Director	February 25, 2026
Sharon O’Kane, Ph.D.

/s/ SUSAN PODLOGAR	Director	February 25, 2026
Susan Podlogar

/s/ TODD C. SCHERMERHORN	Director	February 25, 2026
Todd C. Schermerhorn

/s/ BROOKE STORY	Director	February 25, 2026
Brooke Story

/s/ PETER M. WILVER	Director	February 25, 2026
Peter M. Wilver

/s/ DONALD ZURBAY	Director	February 25, 2026
Donald Zurbay

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LivaNova PLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LivaNova PLC and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Cardiopulmonary Reporting Unit
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $792.8 million as of December 31, 2025, and the amount of goodwill associated with the Cardiopulmonary reporting unit was $394.1 million. Management conducts impairment testing of goodwill on October 1st each year. If management determines that goodwill is more-likely-than-not impaired, management compares the fair value of the reporting unit to its carrying amount, including goodwill. Fair value refers to the price that would be received if the Company were to sell the unit as a whole in an orderly transaction. Fair value is estimated using a discounted cash flow model and requires various assumptions, including discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Cardiopulmonary reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Cardiopulmonary reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption relating to the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Cardiopulmonary reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumption used by management related to the discount rate. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 25, 2026

We have served as the Company’s auditor since 2018.

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net revenue	$1,388,053	$1,253,437	$1,153,545
Cost of sales	448,183	399,953	397,725
Gross profit	939,870	853,484	755,820
Operating expenses:
Selling, general, and administrative	548,813	508,876	502,699
Research and development	185,764	182,514	193,817
Impairment of long-lived assets	—	—	89,974
Other operating expense	5,903	33,043	37,828
Operating income (loss)	199,390	129,051	(68,498)
SNIA environmental liability expense	(365,553)	—	—
Interest expense	(49,286)	(63,070)	(58,853)
Loss on debt extinguishment	(2,651)	(25,482)	—
Foreign exchange and other income/(expense)	(2,681)	47,811	46,125
(Loss) income before income tax	(220,781)	88,310	(81,226)
Income tax expense (benefit)	21,639	25,058	(98,876)
Loss from equity method investments	(51)	(18)	(104)
Net (loss) income	$(242,471)	$63,234	$17,546

Basic (loss) income per share	$(4.45)	$1.17	$0.33
Diluted (loss) income per share	$(4.45)	$1.16	$0.32

Shares used in computing basic (loss) income per share	54,548	54,240	53,939
Shares used in computing diluted (loss) income per share	54,548	54,574	54,212

See accompanying notes to the consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(242,471)	$63,234	$17,546
Other comprehensive income (loss)
Unrealized loss on cash flow hedges	—	—	(966)
Tax effect	—	—	—
Net of tax	—	—	(966)
Foreign currency translation adjustment, net of tax	87,500	(52,287)	21,202
Total other comprehensive income (loss)	87,500	(52,287)	20,236
Total comprehensive (loss) income	$(154,971)	$10,947	$37,782

See accompanying notes to the consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(In thousands, except share data)

ASSETS	2025	2024
Current Assets:
Cash and cash equivalents	$635,552	$428,858
Restricted cash	—	294,698
Accounts receivable, net of allowance of $12,527 as of December 31, 2025 and $11,275 as of December 31, 2024	215,985	193,158
Inventories	164,701	147,566
Prepaid and refundable taxes	48,606	30,544
Prepaid expenses and other current assets	36,769	32,362
Total Current Assets	1,101,613	1,127,186
Property, plant, and equipment, net	242,603	170,260
Goodwill	792,840	750,006
Intangible assets, net	229,964	237,294
Operating lease assets	55,519	46,837
Investments	20,291	25,084
Deferred tax assets	110,983	111,855
Long-term derivative assets	36,551	23,735
Other assets	15,689	14,132
Total Assets	$2,606,053	$2,506,389
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current debt obligations	$31,472	$78,004
Accounts payable	97,157	69,726
Accrued liabilities and other	94,573	118,485
SNIA environmental liability	396,242	—
Current contingent consideration	50,030	—
Current litigation provision liability	12,552	12,918
Taxes payable	33,133	32,456
Accrued employee compensation and related benefits	92,913	80,536
Total Current Liabilities	808,072	392,125
Long-term debt obligations	345,185	549,624
Long-term contingent consideration	42,045	84,218
Deferred tax liabilities	9,590	10,915
Long-term operating lease liabilities	48,327	40,105
Long-term employee compensation and related benefits	13,574	12,847
Long-term derivative liabilities	83,904	51,819
Other long-term liabilities	55,369	44,478
Total Liabilities	1,406,066	1,186,131
Commitments and contingencies (Note 11)
Shareholders’ Equity:
Ordinary Shares, £1.00 par value: Unlimited shares authorized; 55,535,181 shares issued and 54,649,085 shares outstanding as of December 31, 2025; 54,437,670 shares issued and 54,348,542 shares outstanding as of December 31, 2024	84,564	83,156
Additional paid-in capital	2,254,980	2,220,658
Accumulated other comprehensive income (loss)	7,330	(80,170)
Accumulated deficit	(1,145,721)	(903,250)
Treasury shares at cost, 886,096 ordinary shares as of December 31, 2025; 89,128 ordinary shares as of December 31, 2024	(1,166)	(136)
Total Shareholders’ Equity	1,199,987	1,320,258
Total Liabilities and Shareholders’ Equity	$2,606,053	$2,506,389
See accompanying notes to the consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
December 31, 2022	53,852	$82,424	$2,157,724	$(375)	$(48,119)	$(984,030)	$1,207,624
Share-based compensation plans	90	109	31,793	320	—	—	32,222
Net income	—	—	—	—	—	17,546	17,546
Other comprehensive income	—	—	—	—	20,236	—	20,236
December 31, 2023	53,942	82,533	2,189,517	(55)	(27,883)	(966,484)	1,277,628
Share-based compensation plans	496	623	31,141	(81)	—	—	31,683
Net income	—	—	—	—	—	63,234	63,234
Other comprehensive loss	—	—	—	—	(52,287)	—	(52,287)
December 31, 2024	54,438	83,156	2,220,658	(136)	(80,170)	(903,250)	1,320,258
Share-based compensation plans	1,097	1,408	34,322	(1,030)	—	—	34,700
Net loss	—	—	—	—	—	(242,471)	(242,471)
Other comprehensive income	—	—	—	—	87,500	—	87,500
December 31, 2025	55,535	$84,564	$2,254,980	$(1,166)	$7,330	$(1,145,721)	$1,199,987
See accompanying notes to the consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net (loss) income	$(242,471)	$63,234	$17,546
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation	36,292	33,933	36,352
Depreciation	28,563	25,104	24,737
Amortization of debt issuance costs	23,059	21,599	19,053
Amortization	17,701	17,212	25,472
Amortization of operating lease assets	13,368	8,828	10,647
Remeasurement of contingent consideration to fair value	7,857	3,316	9,360
Remeasurement of derivative instruments, net	(6,899)	(25,345)	(22,911)
Gain on sale of asset	(4,128)	—	—
Loss (gain) on investment revaluation - Ceribell, Inc.	3,622	(7,144)	—
Loss on debt extinguishment	2,651	25,482	—
Deferred income tax expense (benefit)	455	6,795	(114,428)
Impairment of investments	1,112	5,768	—
Impairment of long-lived assets	—	—	89,974
ACS inventory obsolescence adjustment	—	—	12,621
Other	3,188	2,950	1,111
Changes in operating assets and liabilities:
Accounts receivable, net	(10,705)	11,060	(28,864)
Inventories	(5,291)	(6,757)	(28,478)
Other current and non-current assets	38,538	(1,645)	15,302
Accounts payable and accrued current and non-current liabilities	(13,446)	(14,478)	19,190
Taxes payable	(3,591)	10,851	7,361
SNIA environmental liability	365,553	—	—
Litigation provision liability	(1,088)	2,275	(19,131)
Net cash provided by operating activities	254,340	183,038	74,914
Investing Activities:
Purchases of property, plant, and equipment	(81,050)	(47,107)	(34,981)
Proceeds from sale of investment	6,522	—	—
Proceeds from asset sales	7,281	89	1,154
Purchases of investments	(5,665)	(1,142)	(6,504)
Net cash used in investing activities	(72,912)	(48,160)	(40,331)
Financing Activities:
Repayment of long-term debt obligations	(280,927)	(247,546)	(21,624)
Shares repurchased from employees for minimum tax withholding	(4,430)	(8,439)	(7,503)
Proceeds from exercise of stock options	35	6,341	19
Proceeds from long-term debt obligations	—	335,513	50,000
Payment of debt extinguishment costs	—	(38,953)	—
Purchase of capped calls	—	(31,637)	—
Proceeds from unwind of capped calls	—	22,523	—
Payment of contingent consideration	—	(13,750)	—
Payment of debt issuance costs	—	(5,939)	—
Other	(338)	438	592
Net cash (used in) provided by financing activities	(285,660)	18,551	21,484
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	16,228	(7,745)	6,187
Net (decrease) increase in cash, cash equivalents, and restricted cash	(88,004)	145,684	62,254
Cash, cash equivalents, and restricted cash at beginning of period	723,556	577,872	515,618
Cash, cash equivalents, and restricted cash at end of period	$635,552	$723,556	$577,872

See accompanying notes to the consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES’
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Note 1. Nature of Operations
Description of the Business
LivaNova PLC is a market-leading global medical technology company. The Company designs, develops, manufactures, markets, and sells products, therapies, and services that are consistent with LivaNova’s mission to “create ingenious medical solutions that ignite patient turnarounds.” LivaNova is a public limited company organized under the laws of England and Wales and is headquartered in London, England. LivaNova’s ordinary shares are listed for trading on the Nasdaq under the symbol “LIVN.”
Business Segments
For the periods presented herein, LivaNova was comprised of two reportable segments: Cardiopulmonary and Neuromodulation.
Cybersecurity Incident
As previously disclosed, in November 2023, LivaNova detected a cybersecurity incident that resulted in a disruption of portions of the Company’s IT systems. As a result, the Company engaged external cybersecurity experts, coordinated with law enforcement, implemented remediation measures, and notified affected individuals and regulators as required by applicable law. The incident was contained, and the Company’s mitigation efforts are considered complete. For further discussion on related legal and regulatory matters, refer to “Note 11. Commitments and Contingencies.”
Through December 31, 2025, LivaNova incurred direct costs totaling $13.1 million in connection with this cybersecurity incident, including $1.5 million, $9.0 million and $2.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. The total direct costs incurred primarily include external cybersecurity expert and legal fees, system restoration costs, and $1.2 million related to a class action settlement, and do not include business interruption losses. The Company may incur additional costs related to this incident in the future.
LivaNova maintains insurance, including cyber insurance, which is subject to certain retentions and policy limitations that will likely limit the amount that the insurers may reimburse the Company. LivaNova has filed claims for insurance reimbursement of direct costs and business interruption losses and, as of December 31, 2025, the reimbursement process is substantially complete. Through December 31, 2025, LivaNova has received $10.7 million of insurance reimbursements, including $6.8 million in reimbursement of direct costs and $3.9 million in reimbursement of business interruption losses. For the years ended December 31, 2025 and 2024, LivaNova received $1.7 million and $5.1 million, respectively, in reimbursement of direct costs. For the years ended December 31, 2025 and 2024, LivaNova received $0.6 million and $3.3 million, respectively, in reimbursement of business interruption losses. LivaNova will submit additional claims for reimbursement if incremental costs are incurred. The Company’s insurance coverage may be insufficient to cover all costs and expenses related to this cybersecurity incident or may be unavailable to cover all costs and expenses related to this cybersecurity incident.
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
Use of Estimates
The preparation of LivaNova’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in such financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions that LivaNova may undertake in the future. Estimates are used in accounting for, among other items, valuation and amortization of intangible assets; goodwill, other long-lived assets (asset group); measurement of deferred tax assets and liabilities; uncertain income tax positions; contingent consideration arrangements; derivative assets and liabilities; legal and other contingencies; share-based compensation; obsolete and slow-moving inventories; models, such as an impairment analysis; and, in general, allocations to provisions and the fair value of assets and liabilities recorded in a business combination. Actual results could differ materially from those estimates.
Revision of Previously Issued Financial Statements
During the second quarter of 2025, the Company identified and corrected an immaterial error related to the classification of certain employee costs in the Cardiopulmonary segment between cost of sales and selling, general, and administrative expense in the consolidated statements of income (loss). This misclassification understated cost of sales and overstated selling, general, and administrative expense by equal and offsetting amounts, with no impact to operating income (loss) or net (loss) income for annual and interim periods for the years ended December 31, 2023 and 2024 and the three months ended March 31, 2025. The Company evaluated the error and determined that the related impact was not material to the consolidated statements of income (loss) for any prior period and had no impact on the consolidated balance sheets, statements of comprehensive income (loss), statements of cash flows, or statements of shareholders’ equity for any of the above periods. The Company has revised the previously issued consolidated statements of income (loss) for the years ended December 31, 2024 and 2023 to correct for the error, and these revisions are reflected in these financial statements. A summary of the corrections to the impacted financial statement line items in the previously issued consolidated statements of income (loss) and disaggregated Cardiopulmonary segment income disclosure for each affected period is presented in “Note 20. Revision of Previously Issued Financial Statements.”
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
Restricted Cash
The Company classifies cash that is not available for use in its operations as restricted cash within current assets on the consolidated balance sheets. As of December 31, 2025, LivaNova did not have a restricted cash balance. As of December 31, 2024, LivaNova’s restricted cash balance was comprised of cash deposits with Barclays held as collateral for the SNIA Litigation Guarantee. As security for the SNIA Litigation Guarantee, LivaNova was required to grant cash collateral to Barclays in USD in an amount equal to the USD equivalent of 105% of the amount of the SNIA Litigation Guarantee calibrated on a biweekly basis. On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information regarding the SNIA litigation, refer to “Note 11. Commitments and Contingencies.”
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
Inventories
LivaNova states its inventories at the lower of cost, using the first-in-first-out method, or net realizable value. The Company’s calculation of cost includes the acquisition cost of raw materials and components, direct labor, and overhead, including depreciation of manufacturing related assets. LivaNova reduces the carrying value of inventories for those items that are potentially excess, obsolete, or slow moving based on changes in customer demand, technology developments, or other economic factors.
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
The Company capitalizes direct development costs for internal-use software once the preliminary project stage is complete, management has authorized funding, and it is probable the software will be completed and placed in service. Capitalization ceases when the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, beginning when the software is available for use.
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
Amortization expense is included in LivaNova’s consolidated statements of income (loss) within cost of sales or SG&A based on the nature of the underlying intangible asset. LivaNova evaluates its intangible assets each reporting period to determine whether events and circumstances indicate either a different useful life or impairment. If LivaNova changes its estimate of the useful life of an asset, the Company amortizes the carrying amount over the revised remaining useful life.
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
If LivaNova determines that goodwill is more likely impaired than not, the Company compares the fair value of the reporting unit to its carrying amount, including goodwill. Fair value refers to the price that would be received if LivaNova were to sell the unit as a whole in an orderly transaction. Fair value is estimated using a discounted cash flow model and requires various assumptions, including discount rates. If the carrying amount of the Company’s reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit, up to and including the carrying amount of the goodwill.
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
•The outcome of litigation, legal proceedings, investigations, or other claims resulting in significant cash outflows; and
•Increases in the market-participant risk-adjusted weighted-average cost of capital.
Derivatives and Risk Management
Derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets and are classified as short-term or long-term based on the scheduled maturity of the instrument. At the inception of the contract, the derivative is designated as either a freestanding derivative or a hedge. Derivatives that are not designated as hedging instruments are referred to as freestanding derivatives, with changes in fair value included in earnings.
If the derivative qualifies for hedge accounting, depending on the nature of the hedge and hedge effectiveness, changes in the fair value of the derivative will either be recognized immediately in earnings or recorded in other comprehensive income (loss) until the hedged item is recognized in earnings. The changes in the fair value of the derivative are intended to offset the change in fair value of the hedged asset, liability, or probable commitment.
Cash flows from hedging and economic hedges are reported as operating activities on the consolidated statements of cash flows. Cash flows for embedded and capped call derivatives are reported as financing activities on the consolidated statements of cash flows.

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
Contingent consideration liabilities result from acquisition agreements that include potential future payment of consideration that is contingent upon the achievement of performance milestones and/or sales-based earnouts. Contingent consideration is recognized at fair value at the date of acquisition based on the consideration expected to be transferred and estimated as the probability of future cash flows, discounted to present value in accordance with accepted valuation methodologies. The discount rate used is determined at the time of measurement. Contingent consideration is remeasured each reporting period with the change in fair value, including accretion for the passage of time, recorded in earnings. The change in fair value of contingent consideration based on the achievement of regulatory milestones is recorded as research and development expense while the change in fair value of sales-based earnout contingent consideration is recorded as cost of sales. Contingent consideration payments made soon after the acquisition date are classified as an investing activity. Contingent consideration payments that are not made soon after the acquisition date are classified as a financing activity up to the amount of the contingent consideration liability recognized at the acquisition date, with any excess classified as an operating activity. For additional information on LivaNova’s Level 3 contingent consideration liability arrangements, refer to “Note 8. Fair Value Measurements.” For additional information on LivaNova’s Level 3 derivative and embedded derivative instruments, refer to “Note 8. Fair Value Measurements” and “Note 9. Financing Arrangements.”
Investments
LivaNova’s investments on the consolidated balance sheets comprise equity and debt securities of companies in various stages of development.
Equity method investments represent investments in affiliates in which the Company has significant influence, but does not control, and that do not have a readily determinable fair value. LivaNova’s share of net income or loss is reflected as one line item on the Company’s consolidated statements of income (loss) under loss from equity method investments and will increase or decrease, as applicable, the carrying value of the Company’s equity method investment reported under investments on the consolidated balance sheets.
Investments in equity securities with readily determinable fair values and are not accounted for under the equity method are measured at fair value, with changes in fair value included in foreign exchange and other income/(expense) on the consolidated statements of income (loss).
Investments in equity securities that do not have readily determinable fair values and are not accounted for under the equity method are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer and are included within foreign exchange and other income/(expense) on the consolidated statements of income (loss).
Available-for-sale debt securities are measured at fair value, with changes in fair value included in AOCI and realized gains and losses on sales of available-for-sale securities included in foreign exchange and other income/(expense) on the consolidated statements of income (loss).
LivaNova regularly reviews its investments for changes in circumstance or the occurrence of events that suggest its investments may not be recoverable, and if an impairment is considered to be other than temporary, the loss is recognized on the consolidated statements of income (loss) in the period the determination is made.
Warranty Obligation
LivaNova offers a warranty on various products. The Company estimates the costs that may be incurred under warranties and records a liability in the amount of such costs at the time the product is sold. The amount of the reserve recorded is equal to the estimated net costs to repair or otherwise satisfy the claim. LivaNova includes the warranty obligation in accrued liabilities and other on the consolidated balance sheets. Warranty expense is recorded to cost of sales in LivaNova’s consolidated statements of income (loss).
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
Leases
LivaNova determines whether an arrangement is or contains a lease at its inception. For operating leases with a term greater than 12 months, LivaNova recognizes operating lease assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at the lease commencement date. LivaNova does not record an operating lease asset and corresponding liability for leases with terms of 12 months or less. The Company recognizes the lease payments for such short-term leases within profit and loss on a straight-line basis over the lease term. Variable lease payments, such as common area rent, maintenance charges, and rent escalations not known upon lease commencement, are not included in the determination of the minimum lease payments and are expensed in the period in which the obligation for those payments is incurred. Operating lease assets also includes any lease payments made in advance and excludes lease incentives. LivaNova’s lease terms may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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

Share-Based Compensation
Share-Based Awards
LivaNova may grant share-based awards to directors, officers, and key employees. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant date fair market value of the award. LivaNova recognizes equity-based compensation expense ratably over the period that services are provided in exchange for the entire award (all vesting periods). LivaNova issues treasury shares for vesting of RSUs and the exercise of SARs and new shares upon stock option exercises. The Company has the right to elect to pay the cash value of vested RSUs in lieu of the issuance of new shares.
SARs
LivaNova may grant SARs that confer upon the grantee the contractual right to receive an amount of cash, shares, or a combination of both, that equals the appreciation in the Company’s shares from the award’s grant date to the exercise date. SARs may be exercised at the grantee’s discretion during the exercise period and do not give the grantee an ownership right in the underlying shares. SARs do not involve payment of an exercise price. LivaNova uses the Black-Scholes option pricing methodology to calculate the grant date fair market value of SARs and compensation is expensed ratably over the service period. The Company determines the expected volatility of the awards based on historical volatility. Calculation of compensation for SARs requires the Company to estimate historical volatility and forfeiture rates.
Service-Based RSUs
LivaNova may grant service-based RSUs at no purchase cost to the grantee. The grantees of unvested units have no voting rights or rights to dividends, and sale or transfer of the units is restricted until they are vested. The fair market value of service-based RSUs is determined using the market closing price on the grant date, and compensation is expensed ratably over the service period. Calculation of compensation for RSUs requires the Company to estimate forfeiture rates.
Market Performance-Based RSUs
LivaNova may grant market performance-based RSUs at no purchase cost to the grantee. The grantees of unvested units have no voting rights or rights to dividends and sale or transfer of the units is restricted until they are vested. The number of shares that are ultimately transferred to the grantee is dependent upon the Company’s percentile rank of total shareholder return relative to a peer group. The fair market value of market performance-based RSUs is determined utilizing a Monte Carlo simulation on the grant date and compensation is then expensed ratably over the service period. Calculation of compensation for market performance-based RSUs requires the Company to estimate historical volatility and forfeiture rates.
Operating Performance-Based RSUs
LivaNova may grant operating performance-based RSUs at no purchase cost to the grantee. The grantees of unvested units have no voting rights or rights to dividends and sale or transfer of the units is restricted until they are vested. The number of shares that are ultimately transferred to the grantee is dependent upon the Company’s percent achievement of certain targets for cumulative adjusted free cash flow and adjusted return on invested capital. The fair market value of operating performance-based RSUs is determined using the market closing price on the grant date. Compensation is expensed ratably over the service period and is adjusted based upon the estimated and actual percentage achievement of the related financial metrics as compared to target.
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
LivaNova files federal and local tax returns in many jurisdictions throughout the world and is subject to income tax examinations for its fiscal year 2020 and subsequent years, with certain exceptions. While LivaNova believes that its tax return positions are fully supported, tax authorities may disagree with certain positions the Company has taken and assess additional taxes, and as a result, LivaNova may establish reserves for uncertain tax positions, which require a significant degree of management judgment. LivaNova regularly assesses the likely outcomes of its tax positions in order to determine the appropriateness of the Company’s reserves; however, the actual outcome of an audit can be significantly different from LivaNova’s expectations, which could have a material impact on the Company’s tax provision. LivaNova’s tax positions are evaluated for recognition using a more-likely-than-not threshold. Uncertain tax positions requiring recognition are measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. Some of the reasons a reserve for an uncertain tax benefit may be reversed are: completion of a tax audit; a change in applicable tax law, including a tax case or legislative guidance; or an expiration of the statute of limitations. LivaNova recognizes interest and penalties associated with unrecognized tax benefits and records interest in interest expense, and penalties in SG&A, in LivaNova’s consolidated statements of income (loss).
Foreign Currency
LivaNova’s reporting currency is the USD; however, a portion of the revenues earned and expenses incurred by certain of LivaNova’s subsidiaries are denominated in currencies other than the USD. LivaNova determines the functional currency of its subsidiaries that exist and operate in different economic and currency environments based on the primary economic environment in which the subsidiary operates, that is, the currency of the environment in which an entity primarily generates and expends cash. LivaNova’s significant foreign subsidiaries are located in Europe and the United States. The functional currency of LivaNova’s significant European subsidiaries is the Euro, and the functional currency of LivaNova’s significant U.S. subsidiaries is the USD.
Assets and liabilities of subsidiaries whose functional currency is not the USD are translated into USD based on a combination of both current and historical exchange rates, while their revenues earned, and expenses incurred are translated into USD at average period exchange rates. Translation adjustments are included in AOCI in LivaNova’s consolidated balance sheets. Gains and losses arising from transactions denominated in a currency different from an entity’s functional currency are included in foreign exchange and other income/(expense) in LivaNova’s consolidated statements of income (loss). Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments are related to earnings which are intended to be indefinitely reinvested in the countries where earned.
Contingencies
LivaNova is subject to product liability claims, environmental obligations, government investigations, and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in SG&A in LivaNova’s consolidated statements of income (loss). Contingent liabilities are recorded when LivaNova determines that a loss is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, LivaNova’s assessments involve significant judgment regarding future events.
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
Contract Balances
Due to the nature of LivaNova’s products and services, revenue producing activities may result in contract assets and contract liabilities. These activities relate primarily to Cardiopulmonary technical services contracts for short-term and multi-year service agreements. Contract assets are primarily comprised of unbilled revenues, which occur when a performance obligation has been completed, but not billed to the customer. Contract liabilities are made up of deferred revenue, which occurs when a customer pays for a service before a performance obligation has been completed. Contract assets are included within prepaid expenses and other current assets on the consolidated balance sheets and were insignificant as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, contract liabilities of $17.9 million and $14.7 million, respectively, were included within accrued liabilities and other and other long-term liabilities in LivaNova’s consolidated balance sheets.
Note 4. Restructuring
From time to time, LivaNova initiates restructuring plans to leverage economies of scale, streamline distribution and logistics, and strengthen operational and administrative effectiveness to reduce overall costs.
On January 5, 2024, LivaNova’s Board of Directors approved the 2024 Restructuring Plan to enhance the Company’s focus on its core Cardiopulmonary and Neuromodulation segments. The main component of the 2024 Restructuring Plan was to wind down the ACS segment, which was substantially completed in 2024. LivaNova recognized restructuring expense under the 2024 Restructuring Plan of $0.1 million in other operating expense, and $12.6 million for inventory obsolescence in cost of sales on its consolidated statements of income (loss) for the year ended December 31, 2023. Additionally, the Company determined that it was more likely than not that the carrying amounts associated with the ACS segment, including the long-lived assets (asset group), may not be recoverable. This was determined to be a triggering event occurring in the fourth quarter of 2023 requiring an impairment assessment, based on certain factors, including the results of an updated long-term financial outlook for the ACS segment.

As such, LivaNova recorded impairments of the following long-lived assets for the year ended December 31, 2023, included within impairment of long-lived assets on its consolidated statements of income (loss) (in thousands):

2023
Intangible assets:
Developed technology	$78,067
Trade names	7,117
Property, plant, and equipment	3,894
Operating lease assets	896
Total impairment of long-lived assets	$89,974
As of December 31, 2025, the 2024 Restructuring Plan was complete. LivaNova incurred pre-tax restructuring charges of $13.2 million related to this plan, primarily comprised of severance expenses and retention bonuses. Minimal residual activities and expenses are expected, though estimates remain subject to change.
The following table presents a reconciliation of the beginning and ending balance of the accruals and other reserves recorded in connection with LivaNova’s restructuring plans included in accounts payable and accrued liabilities and other on the consolidated balance sheets (in thousands):

	Employee Severance and Other Termination Costs	Other	Total
As of December 31, 2022	$2,045	$—	$2,045
Charges	956	—	956
Cash payments	(2,090)	—	(2,090)
As of December 31, 2023	911	—	911
Charges	10,569	2,787	13,356
Cash payments	(9,441)	(2,222)	(11,663)
As of December 31, 2024	2,039	565	2,604
Charges	(401)	224	(177)
Cash payments	(1,638)	(789)	(2,427)
As of December 31, 2025	$—	$—	$—
The following table presents restructuring expense by reportable segment (in thousands):

	2025	2024	2023
Cardiopulmonary	$—	$—	$(55)
Neuromodulation	—	—	504
Other (1)	(177)	13,356	507
	$(177)	$13,356	$956
(1)“Other” primarily includes restructuring expense not allocated to segments.

Note 5. Goodwill and Intangible Assets
The following table presents LivaNova’s finite-lived and indefinite-lived intangible assets (in thousands):

	Amortization Period in Years	December 31,
		2025	2024
Finite-lived intangible assets:
Customer relationships	7 - 18	$190,850	$178,616
Developed technology	14 - 17	108,907	97,858
Trade names		14,076	12,453
Other intangible assets		1,038	721
Total gross finite-lived intangible assets		314,871	289,648
Accumulated amortization - Customer relationships		(107,785)	(90,895)
Accumulated amortization - Developed technology		(74,263)	(60,315)
Accumulated amortization - Trade names		(14,076)	(12,453)
Accumulated amortization - Other intangible assets		(783)	(691)
Total accumulated amortization		(196,907)	(164,354)
Net finite-lived intangible assets		$117,964	$125,294
Indefinite-lived intangible assets:
IPR&D		$112,000	$112,000
Goodwill		792,840	750,006
Total indefinite-lived intangible assets		$904,840	$862,006
The following table presents estimated future amortization expense based on LivaNova’s finite-lived intangible assets as of December 31, 2025 (in thousands):

2026	$18,162
2027	17,763
2028	17,763
2029	17,652
2030	16,432
In connection with the 2024 Restructuring Plan, as previously discussed in “Note 4. Restructuring,” LivaNova recorded impairments of the ACS developed technology and trade names intangible assets of $78.1 million and $7.1 million, respectively, for the year ended December 31, 2023, which are included within impairment of long-lived assets on the consolidated statements of income (loss).
Goodwill
The following table presents the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024 (in thousands):

	Cardiopulmonary	Neuromodulation	Total
As of December 31, 2023	$384,187	$398,754	$782,941
Foreign currency translation adjustment	(32,935)	—	(32,935)
As of December 31, 2024	351,252	398,754	750,006
Foreign currency translation adjustment	42,834	—	42,834
As of December 31, 2025	$394,086	$398,754	$792,840
LivaNova performed a quantitative goodwill impairment assessment for its Cardiopulmonary and Neuromodulation reporting units as of October 1, 2025. The assessment was performed using management’s current estimate of future cash flows and discount rates to present value. LivaNova concluded that the fair value of its Cardiopulmonary and Neuromodulation reporting units exceeded the carrying value of the respective reporting units and were, therefore, not impaired on the October 1, 2025 test date.

Note 6. Investments
The following table presents the carrying value of LivaNova’s investments:

	December 31,
	2025	2024
Investments without readily determinable fair values	$10,476	$11,222
Equity method investments	6,815	3,718
Investment with readily determinable fair value (1)	—	10,144
Available-for-sale debt securities	3,000	—
	$20,291	$25,084
(1)On October 10, 2024, Ceribell, Inc. (Nasdaq: CBLL) announced its initial public offering and began trading on October 11, 2024. Per the amended Articles of Incorporation, LivaNova’s Series B Preferred shares converted to common stock upon the offering. As a result, LivaNova’s investment in Ceribell, Inc. was classified as an investment with readily determinable fair value and measured on a recurring basis (Level 1) (previously Level 3 with fair value measured on a nonrecurring basis). As of December 31, 2024, LivaNova held 391,952 common shares. During 2025, LivaNova liquidated its investment in Ceribell, Inc. in a series of transactions with an average sales price of $16.69 per common share, resulting in net proceeds of $6.5 million from an initial investment in 2018 of $3.0 million.
As of December 31, 2025, LivaNova has committed capital to venture capital investment funds totaling $20.8 million, of which $13.5 million remains callable through 2031. The aggregate carrying amount of these funds was $6.8 million and $3.7 million as of December 31, 2025 and 2024, respectively.
Note 7. Derivatives and Risk Management
Due to the global nature of LivaNova’s operations, the Company is exposed to FX fluctuations. LivaNova enters into FX derivative contracts to reduce the impact of FX fluctuations on earnings and cash flow.
LivaNova is also exposed to equity price risk in connection with its 2029 Notes, including exchange/conversion and settlement provisions based on the price of its ordinary shares at exchange/conversion or maturity of the 2029 Notes. The Capped Call Transactions associated with the 2029 Notes also include settlement provisions that are based on the price of LivaNova’s ordinary shares, subject to a capped price per share.
These derivatives are intended to serve as economic hedges and follow the cash flows of the economic hedged item. LivaNova does not enter into derivative contracts for speculative purposes.
LivaNova had no designated hedging instruments as of December 31, 2025 and 2024.
Freestanding FX Derivatives
LivaNova uses freestanding derivative forward contracts to offset exposure to the variability of the value associated with intercompany loans denominated in a foreign currency. The gross notional amount of freestanding FX derivative contracts outstanding as of December 31, 2025 and 2024 was $113.2 million and $442.3 million, respectively. LivaNova recorded net gains of $25.9 million and $5.2 million for the years ended December 31, 2025 and 2024, respectively, and a net loss of $1.3 million for the year ended December 31, 2023 from freestanding derivatives. These amounts are included in foreign exchange and other income/(expense) in LivaNova’s consolidated statements of income (loss).
Capped Call Derivatives
The Capped Call Transactions are carried on the consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in foreign exchange and other income/(expense) in the consolidated statements of income (loss). The Capped Call Transactions are measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including share price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. For additional information, refer to “Note 8. Fair Value Measurements,” “Note 9. Financing Arrangements,” and “Note 18. Supplemental Financial Information.”
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
2025 Capped Calls
In June 2020, LivaNova issued the 2025 Notes. In connection with the pricing of the 2025 Notes, the Company entered into related privately-negotiated capped call transactions with certain financial institutions. Under the 2025 Capped Calls, the Company purchased a capped call option with an initial strike price of $60.98 and an initial cap price of $100.00 per share. The strike price, subject to certain adjustments, corresponds to the initial exchange price of the 2025 Notes. The 2025 Capped Calls were intended to offset any cash payments upon exchange of the 2025 Notes in excess of the principal amount. In connection with the issuance of the 2029 Notes, the Company repurchased an aggregate principal amount of $230.0 million of the 2025 Notes and unwound a corresponding portion of the 2025 Capped Calls at the fair value of such portion of the 2025 Capped Calls. The Company received $22.5 million in cash consideration, the fair value of the terminated portion, upon settlement. The remaining 2025 Capped Calls expired with a fair value of zero on December 15, 2025.
Embedded Derivatives
The 2025 Notes included, and the 2029 Notes include, terms resulting in a bifurcated embedded derivative. The Embedded Derivatives are measured at fair value using a binomial lattice model and estimated discounted cash flows that utilize observable and unobservable market data and are adjusted at the end of each reporting period, with the unrealized gain or loss reflected in foreign exchange and other income/(expense) in the consolidated statements of income (loss). For additional information, refer to “Note 18. Supplemental Financial Information.”
Counterparty Credit Risk
LivaNova is exposed to credit risk in the event of non-performance by the counterparties to the Company’s derivatives.
The Option Counterparties are financial institutions. To limit LivaNova’s credit risk, the Company selected financial institutions with a minimum long-term investment grade credit rating. LivaNova’s exposure to the credit risk of the Option Counterparties is not secured by any collateral. If one or more of the Option Counterparties becomes subject to insolvency proceedings, LivaNova will become an unsecured creditor in those proceedings, with a claim equal to the Company’s exposure at that time under the 2029 Capped Calls, as applicable, with that Option Counterparty.
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

The following tables present the fair value and the location of derivative contracts reported on the consolidated balance sheets (in thousands):

December 31, 2025	Derivative Assets		Derivative Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Capped call derivatives (2029 Notes)	Long-term derivative assets	$36,551
Embedded derivative (2029 Notes)			Long-term derivative liabilities	$83,904
FX derivative contracts	Prepaid expenses and other current assets	165	Accrued liabilities and other	99
Total derivatives not designated as hedging instruments		$36,716		$84,003

December 31, 2024	Derivative Assets		Derivative Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	$2,624
Capped call derivatives (2029 Notes)	Long-term derivative assets	23,735
Embedded derivative (2025 Notes)			Accrued liabilities and other	$2,915
Embedded derivative (2029 Notes)			Long-term derivative liabilities	51,819
FX derivative contracts	Prepaid expenses and other current assets	738
Total derivatives not designated as hedging instruments		$27,097		$54,734
Note 8. Fair Value Measurements
LivaNova reviews its fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities in the fair value hierarchy. Excluding LivaNova’s investment in Ceribell, Inc., as discussed in “Note 6. Investments,” there were no transfers between Level 1, Level 2, or Level 3 for the years ended December 31, 2025, 2024, or 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the level in the fair value hierarchy at which the Company’s assets and liabilities are measured on a recurring basis (in thousands):

December 31, 2025	Balance Sheet Location	Total	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets
Derivative assets - freestanding instruments (FX)	Prepaid expenses and other current assets	$165	$—	$165	$—
Derivative assets - capped call derivatives (2029 Notes)	Long-term derivative assets	36,551	—	—	36,551
Convertible notes receivable	Investments	3,000	—	—	3,000
		$39,716	$—	$165	$39,551

Liabilities
Derivative liabilities - freestanding instruments (FX)	Accrued liabilities and other	$99	$—	$99	$—
Derivative liabilities - embedded derivative (2029 Notes)	Long-term derivative liabilities	83,904	—	—	83,904
ImThera contingent consideration arrangement	Current contingent consideration	50,030	—	—	50,030
ImThera contingent consideration arrangement	Long-term contingent consideration	42,045	—	—	42,045
		$176,078	$—	$99	$175,979

December 31, 2024	Balance Sheet Location	Total	Fair Value Measurements Using Inputs Considered as:
			Level 1	Level 2	Level 3
Assets
Derivative assets - freestanding instruments (FX)	Prepaid expenses and other current assets	$738	$—	$738	$—
Derivative assets - capped call derivatives (2025 Notes)	Prepaid expenses and other current assets	2,624	—	—	2,624
Derivative assets - capped call derivatives (2029 Notes)	Long-term derivative assets	23,735	—	—	23,735
Investment with readily determinable fair value	Investments	10,144	10,144	—	—
		$37,241	$10,144	$738	$26,359

Liabilities
Derivative liabilities - embedded derivative (2025 Notes)	Accrued liabilities and other	$2,915	$—	$—	$2,915
Derivative liabilities - embedded derivative (2029 Notes)	Long-term derivative liabilities	51,819	—	—	51,819
ImThera contingent consideration arrangement	Long-term contingent consideration	84,218	—	—	84,218
		$138,952	$—	$—	$138,952

Reconciliation of Level 3 Assets and Liabilities
The tables below present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3) (in thousands):

	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Convertible Notes Receivable	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)	Contingent Consideration Liability Arrangements
As of December 31, 2023	$38,496	$—	$275	$45,569	$—	$94,652
Additions	—	31,637	—	—	87,457	—
Cash receipt	(22,524)	—	—	—	—	—
Payment	—	—	—	(36,915)	—	(13,750)
Changes in fair value (1) (2)	(13,348)	(7,902)	(275)	(5,739)	(35,638)	3,316
As of December 31, 2024	2,624	23,735	—	2,915	51,819	84,218
Additions	—	—	3,000	—	—	—
Changes in fair value (1) (2)	(2,624)	12,816	—	(2,915)	32,085	7,857
As of December 31, 2025	$—	$36,551	$3,000	$—	$83,904	$92,075
(1)For the year ended December 31, 2025, the contingent consideration change in fair value resulted in an increase of $4.2 million recorded to cost of sales and an increase of $3.6 million recorded to R&D. For the year ended December 31, 2024, the contingent consideration change in fair value resulted in an increase of $1.3 million recorded to cost of sales and an increase of $2.0 million recorded to R&D.
(2)Changes in the fair value of the embedded derivative liabilities and capped call derivative assets are recognized in foreign exchange and other income/(expense) in the consolidated statements of income (loss). For additional information on changes in fair value as it relates to the embedded and capped call derivatives, refer to “Note 7. Derivatives and Risk Management.”
Share Price Volatility
The following table presents the share price volatility utilized in determining the fair value of LivaNova’s capped call derivative assets and embedded derivative liabilities:

Share Price Volatility (1)	Capped Call Derivative Assets (2025 Notes)	Capped Call Derivative Assets (2029 Notes)	Embedded Derivative Liability (2025 Notes)	Embedded Derivative Liability (2029 Notes)
December 31, 2025	N/A	37%	N/A	37%
December 31, 2024	37%	35%	37%	35%
(1)The embedded and capped call derivatives are classified as Level 3 because the Company uses historical volatility and implied volatility from actual options traded to determine expected share price volatility, an unobservable input that is significant to the valuation. In general, an increase in LivaNova’s share price or share price volatility would increase the fair value of the embedded and capped call derivatives, which would result in an increase in net expense. As the remaining time to the expiration of the derivatives decreases, the fair value of the derivatives decreases. The future impact of the derivatives on net (loss) income depends on how significant inputs, such as share price, share price volatility, and time to the expiration of the derivatives, change in relation to other inputs.
Contingent Consideration Arrangements
The ImThera business combination involved contingent consideration arrangements comprised of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnouts are valued using projected sales from LivaNova’s internal strategic plan. These arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of December 31, 2025:

ImThera Acquisition	Valuation Technique	Unobservable Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	5.4%
		Probability of payment	85%
		Projected payment year	2026

ImThera Acquisition	Valuation Technique	Unobservable Inputs
Sales-based earnout	Monte Carlo simulation	Risk-adjusted discount rate	11.5% - 11.6%
		Credit risk discount rate	5.7% - 6.3%
		Revenue volatility	23.3%
		Probability of payment	85%
		Projected years of earnout	2027 - 2030
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
Other
The carrying value of LivaNova’s long-term debt including the current portion as of December 31, 2025 and 2024 was $376.1 million and $627.0 million, respectively. The fair value of the 2029 Notes as of December 31, 2025 and 2024 was $399.1 million and $343.7 million, respectively. The fair value of the 2025 Notes as of December 31, 2024 was $58.7 million. For all other long-term debt obligations, LivaNova believes the carrying value approximates fair value. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
The carrying values of LivaNova’s cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these items.
Note 9. Financing Arrangements
The following table presents a summary of LivaNova’s long-term debt obligations (in thousands, except interest rates):

	December 31,
	2025	2024	Maturity	Interest Rate
Term Facilities	$95,063	$313,014	July 2027	7.04%
2029 Notes	275,599	258,043	March 2029	2.50%
2025 Notes	—	53,887	N/A	N/A
Other (1)	5,401	2,019
Total long-term debt	376,063	626,963
Less: Current portion of long-term debt	30,878	77,339
Total long-term debt obligations	$345,185	$549,624
(1)Includes finance leases, primarily payable semiannually and expiring in 2045.
The following table presents the aggregate contractually scheduled maturities of LivaNova’s long-term debt obligations for the next five years, excluding unamortized debt discounts and issuance costs, as of December 31, 2025 (in thousands):

2026	$31,220
2027	65,767
2028	451
2029	345,437
2030	406
Revolving Credit and Term Facilities
The outstanding principal amount of LivaNova’s short-term unsecured revolving credit agreements and other agreements with various banks was $0.6 million and $0.7 million as of December 31, 2025 and 2024, respectively, with an average interest rate of 5.33% and loan terms ranging from overnight to 364 days as of December 31, 2025.

On March 8, 2024, LivaNova and LivaNova USA entered into Incremental Facility Amendment No. 3, which provides for LivaNova USA to obtain revolving commitments in an aggregate principal amount of $225.0 million. The $225.0 million revolving facility is subject to the terms and conditions of the 2021 First Lien Credit Agreement, as amended thereof. The revolving facility is available for working capital and other general corporate purposes and, if drawn, can be repaid at any time without premium or penalty. The $225.0 million revolving facility matures on March 8, 2029. There were no outstanding borrowings under the revolving facilities under the 2021 First Lien Credit Agreement as of December 31, 2025 and 2024.
The 2021 First Lien Credit Agreement, as amended, also requires the payment of certain commitment fees on the unused portion of the commitments, at a variable percentage based on LivaNova’s Total Net Leverage Ratio. As of December 31, 2025, the applicable commitment fee percentage was 0.25% per annum.
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
The Term Facilities have a maturity of five years. The Term Facilities bear interest at a rate equal to an adjusted term SOFR plus a variable margin based on the Company’s consolidated total net leverage ratio. As of December 31, 2025, the applicable margin over adjusted term SOFR was equal to 3.00% per annum. The Term Facilities are subject to an original issue discount of 1.5% of their principal amount. The Term Facilities are subject to quarterly principal repayment, based on the following amortization schedule: (i) during the first year from the initial funding date: 1.9%; (ii) year two: 5.0%; (iii) year three: 5.0%; (iv) year four: 7.5%; and (v) year five: 10.0%, with the remainder to be paid at maturity. The effective interest rate of the Term Facilities as of December 31, 2025 was 7.04%.
The 2021 First Lien Credit Agreement, as amended, contains customary representations, warranties, and covenants, including the requirement to maintain a Senior Secured First Lien Net Leverage Ratio of not more than 3.50 to 1.00, calculated as the ratio of Consolidated Senior Secured First Lien Net Indebtedness to Consolidated EBITDA, as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date and an Interest Coverage Ratio of not less than 2.00 to 1.00, calculated as the ratio of Consolidated EBITDA to Consolidated Interest Expense, both as defined in the credit agreement, for the period of four consecutive fiscal quarters ended on the calculation date. As of December 31, 2025, the Company was in compliance with the financial covenants contained in the 2021 First Lien Credit Agreement.
On May 2, 2025, LivaNova made an early repayment of $200 million on principal borrowings under the Term Facilities. The early repayment resulted in the recognition of a loss on debt extinguishment of $2.7 million for the year ended December 31, 2025, associated with the write-off of unamortized debt issuance costs, and is included within loss on debt extinguishment on the consolidated statements of income (loss). On January 8, 2026, LivaNova paid $97.7 million in an early repayment of the amount outstanding under the Term Facilities in full, along with accrued interest.
Debt discount and issuance costs related to the Initial Term Facility were $9.6 million. The unamortized debt discount and issuance costs related to the Initial Term Facility were $0.9 million and $4.8 million as of December 31, 2025 and 2024, respectively.
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
The 2025 Notes Repurchase Transaction was treated as a debt extinguishment. The carrying value of the related 2025 Notes, which included the unamortized debt discount and issuance costs and the fair value of the embedded derivative, was derecognized, and the 2029 Notes issued were recognized at fair value. The difference between the consideration used to extinguish the 2025 Notes, the carrying value of the 2025 Notes, and the fair value of the embedded derivative was recognized as a loss on debt extinguishment of $25.5 million in LivaNova’s consolidated statements of income (loss) for the year ended December 31, 2024. Third-party costs incurred directly related to the 2025 Notes Repurchase Transaction were deferred and capitalized as additional debt issuance costs to be amortized on the 2029 Notes.

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
2029 Notes
The sale of the 2029 Notes resulted in $332.1 million in net proceeds to the Company after deducting issuance costs. Interest is payable semiannually in arrears on March 15 and September 15 of each year. The effective interest rate of the 2029 Notes was 9.84% as of December 31, 2025. The 2029 Notes mature on March 15, 2029, unless earlier repurchased, redeemed, or converted.
Debt discount and issuance costs related to the 2029 Notes were $99.6 million, including $87.5 million of discount attributable to the embedded derivative and $12.1 million of new debt issuance costs related to the 2029 Notes. The debt discount and issuance costs are amortized as interest expense using the effective interest method over the term of the 2029 Notes. The unamortized debt discount and issuance costs related to the 2029 Notes as of December 31, 2025 and 2024 were $69.4 million and $87.0 million, respectively.
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
As of December 31, 2025, the conditions for conversion were not met. As a result, the Company included its obligations from the 2029 Notes and the associated embedded derivative as long-term liabilities on the consolidated balance sheet as of December 31, 2025, and the 2029 Notes are not convertible for the three months ending March 31, 2026.
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
2025 Notes
On June 17, 2020, LivaNova USA issued $287.5 million aggregate principal amount of 3.00% notes due 2025 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2025 Notes were senior unsecured obligations of the Company. The sale of the 2025 Notes resulted in $278.0 million in net proceeds to the Company after deducting issuance costs. Interest was payable semiannually in arrears on June 15 and December 15 of each year. On March 8, 2024, in connection with the issuance of the 2029 Notes, the Company used part of the net proceeds to repurchase $230.0 million aggregate principal amount of the 2025 Notes in privately-negotiated transactions. For additional information, refer to “2029 Notes Issuance and 2025 Notes Repurchase Transactions” above. On December 15, 2025, LivaNova repaid the 2025 Notes in full upon maturity, along with accrued interest.
Debt discount and issuance costs related to the 2025 Notes were $82.0 million, including $75.0 million of discount attributable to the embedded derivative and $7.0 million of allocated issuance costs to the 2025 Notes related to legal, bank, and accounting fees. The debt discount and issuance costs were amortized as interest expense using the effective interest method over the term of the 2025 Notes. Upon the closing of the 2025 Notes Repurchase Transaction in March 2024, the remaining unamortized debt discount and issuance costs related to the 2025 Notes were $5.8 million. The unamortized debt discount and issuance costs related to the 2025 Notes as of December 31, 2024 were $3.6 million.
Note 10. Leases
LivaNova has operating leases primarily for (i) office space; (ii) manufacturing, warehouse, and R&D facilities; and (iii) vehicles. LivaNova’s leases include options to extend the leases, and some of which include options to terminate the leases at the Company’s sole discretion. The following table presents the components of operating lease assets and liabilities (in thousands):

	December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$55,519	$46,837
Liabilities:
Accrued liabilities and other	$8,788	$9,040
Long-term operating lease liabilities	48,327	40,105
Total lease liabilities	$57,115	$49,145
The following table presents the components of operating lease cost (in thousands):

	2025	2024	2023
Operating lease cost	$12,893	$11,333	$10,286
Variable lease cost	433	964	871
Short-term lease cost	708	749	644
Total lease cost	$14,034	$13,046	$11,801
The following table presents the contractual maturities of LivaNova’s lease liabilities as of December 31, 2025 (in thousands):

Operating Leases
2026	$11,853
2027	10,496
2028	9,416
2029	7,960
2030	7,170
Thereafter	26,563
Total lease payments	73,458
Less: Amount representing interest	16,343
Present value of lease liabilities	$57,115

The following table presents the weighted-average remaining lease terms and discount rates:

	December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	8.1 years	8.7 years
Weighted average discount rate:
Operating leases	6.3%	5.9%
The following table presents the supplemental lease information (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13,259	$12,412	$11,652
Lease assets obtained in exchange for lease liabilities:
Operating leases	12,161	7,373	24,800
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
Although there is no legal obligation to deliver any hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of December 31, 2025 was $41.8 million (€35.6 million), which represented the estimated low end of the range of loss, with an estimated maximum end of the range of loss of $58.5 million (€49.9 million). The estimated liability as of December 31, 2024 was $36.7 million (€35.4 million).
SNIA Environmental Litigation
Sorin was created as a result of a spin-off from SNIA in 2004. SNIA subsequently became insolvent, and the Public Administrations sought compensation from SNIA in an aggregate amount of approximately $4.0 billion for remediation costs relating to the environmental damage at chemical sites previously operated by SNIA’s other subsidiaries. In 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan, asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. In 2015, Sorin was merged into LivaNova.
In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations, further requiring the Public Administrations to pay Sorin €292,000 ($343,000 as of December 31, 2025) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal. In March 2019, the Court of Appeal issued a partial decision on the merits declaring LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the spin-off of Sorin from SNIA in 2004, an estimated €572.1 million ($671.1 million as of December 31, 2025). LivaNova appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of €453.6 million ($532.1 million as of December 31, 2025). LivaNova appealed the decision on damages in December 2021. In February 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision was reached on the appeal to the Italian Supreme Court, subject to LivaNova providing a first demand bank guarantee of €270.0 million ($316.7 million as of December 31, 2025); LivaNova delivered the SNIA Litigation Guarantee in March 2022.
In November 2022, the Italian Supreme Court issued a procedural document whereby the Italian Supreme Court referred a question on the interpretation of a European directive on demergers to the ECJ. Specifically, the ordinance asked the ECJ to provide a binding decision as to whether a company resulting from a demerger can be held jointly and severally liable not only for the established liabilities of the demerged company that were articulated at the time of demerger, but also for the environmental liabilities of the demerged company that materialized after the demerger which are derived from actions performed prior to the demerger. In July 2024, the ECJ issued a judgment, stating that a demerged company can be held responsible for liabilities not established prior to a demerger as long as the liabilities derive from the conduct of a demerged company prior to the demerger. The ECJ judgment also states that national law should determine whether liability for damages stemming from conduct after a demerger can be assigned to a demerged company.
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger, as well as the environmental liabilities of the demerged company that materialized after the demerger, which are derived from actions performed prior to the demerger; however, the Italian Supreme Court also ruled that the Company should not be held responsible for certain payments previously approved by the Court of Appeal in the amount of €157.3 million ($184.5 million as of December 31, 2025). The case was referred back to the Court of Appeal to implement the decisions respecting costs and damages in accordance with the judgment of the Italian Supreme Court.
On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information on the financing of the guarantee, refer to “Note 18. Supplemental Financial Information.”
On May 15, 2025, as a procedural step, the Public Administrations served the Company with a filing to return the proceedings to the Court of Appeal. In addition to seeking a return of the case to the Court of Appeal, the Public Administrations asserted that the Court of Appeal forgo an examination of the amounts disapproved by the Italian Supreme Court and instead impose costs of €108.8 million ($127.6 million as of December 31, 2025) at a minimum. These assertions are counter to the decision of the Italian Supreme Court’s judgment, which disapproved costs of €157.3 million ($184.5 million as of December 31, 2025). The Public Administrations’ filing is not a legal judgment or demand for payment.
At a hearing on January 28, 2026, the Court of Appeal scheduled a hearing for June 24, 2026 to allow the parties to discuss a possible out-of-court resolution of the matter. Discussions remain ongoing, and there can be no assurance that they will result in a settlement.
As a result of the March 14, 2025 decision by the Italian Supreme Court, the Company recorded a current liability in the first quarter of 2025. As of December 31, 2025, the current liability on the consolidated balance sheet was €337.8 million ($396.2 million), representing the Company’s best estimate inclusive of estimated costs, fees, interest, and taxes. These estimated costs do not include the Company’s legal fees, which are expensed as incurred and included in SG&A in LivaNova’s consolidated statements of income (loss). As of the date of this filing, the Company believes the amount recorded for the SNIA matter remains its best estimate and has determined that it has sufficient resources to satisfy the liability.
Product Liability Litigation
The Company continues to be involved in litigation involving LivaNova’s 3T device. The litigation includes the cases remaining in the federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania and various U.S. state courts, as well as claims in jurisdictions outside the United States. As of February 25, 2026, the Company was aware of approximately 65 filed and unfiled claims worldwide. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
For the years ended December 31, 2025, 2024, and 2023, LivaNova recorded an additional liability of $4.7 million, $19.7 million, and $34.5 million, respectively, upon receiving new information regarding the nature of certain claims. As of December 31, 2025, the provision for these matters was $15.6 million. While the amount accrued represents LivaNova’s best estimate for those worldwide filed and unfiled claims of which LivaNova is aware and believes are both probable and estimable at this time, the actual liability for resolution of these matters may vary from the Company’s provision. A provision has not been recorded for any claims where a potential loss is not determined to be probable, or a potential loss or range of potential loss is not reasonably estimable at this time.
The following table presents the changes in the litigation provision liability for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Balance at beginning of year	$15,843	$13,860	$32,487
Payments	(5,825)	(17,412)	(53,652)
Adjustments (1)	4,737	19,687	34,521
FX and other	847	(292)	504
Balance at end of year	15,602	$15,843	$13,860
Less: Current portion as of December 31, 2025	12,552
Long-term portion as of December 31, 2025 (2)	$3,050
(1)Adjustments to the litigation provision represent updates to LivaNova’s estimates and are included in other operating expense on the consolidated statements of income (loss).
(2)Included in other long-term liabilities on the consolidated balance sheets.
Italian MedTech Payback Measure
In 2015, the Italian Parliament introduced a law regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a payback measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In August 2022, a decree was published that provided guidance and timetables for the payback measure. In response, LivaNova filed an appeal at the Administrative Court against the decree of the Ministry of Health, assessing the amount payable and against the payback law. LivaNova also filed appeals against the regions requesting payments. In July 2024, the Constitutional Court determined that the payback law is compliant with the Italian Constitution. On June 30, 2025, the Italian Government introduced a decree that would allow companies to settle their 2015-2018 payment obligations by paying 25% of the originally requested amounts if those companies were to withdraw any outstanding appeals related to that period and remit payment within 30 days of the law entering into force. The law entered into force on August 10, 2025. In September 2025, the Company paid €3.5 million ($4.1 million as of December 31, 2025), representing 25% of the originally requested amounts in full settlement of its 2015-2018 payment obligations and reversed the remaining $3.8 million reserve for that period. As of December 31, 2025, the Company had a reserve of $12.8 million for the years 2019 to the present reflecting its best estimate of the full potential obligation; however, the actual liability could vary. As of December 31, 2024, the reserve was $16.0 million, including $7.0 million for the years 2015-2018. The reserve is included in accrued liabilities and other in the consolidated balance sheets. Amounts recognized associated with the Italian MedTech payback measure are recorded as a reduction to net revenue in the consolidated statements of income (loss).
Cyber Litigation
In connection with the cybersecurity incident initially reported on November 20, 2023, LivaNova USA was named as a defendant in six putative class action lawsuits filed in the U.S. District Court for the Southern District of Texas in June and July 2024. Those cases were consolidated in a single action, and the plaintiffs filed against LivaNova USA a consolidated class action complaint, which asserted claims of negligence, breach of contract, and violation of various state consumer protection laws. The plaintiffs sought damages, equitable/injunctive relief, and attorneys’ fees, costs, and expenses, among other relief. The parties entered into mediation and agreed to a class action settlement, with respect to which the Company recorded an accrual of $1.2 million for the quarter ended September 30, 2024. The class action settlement received approval from the court on April 4, 2025, and all settlement administration activities are materially complete.
HHS’s Office for Civil Rights investigated the incident pursuant to its authority to enforce the HIPAA rules regarding privacy, security, and breach notification. The Office for Civil Rights issued a request for information regarding the Company’s response to the incident and the Company’s compliance with HIPAA rules, to which the Company responded. On December 3, 2025, the Office for Civil Rights notified LivaNova that the agency had formally closed its investigation into the incident and did not intend to take further action against the Company on the basis of the incident. The investigation did not result in civil monetary penalties, a corrective action plan, or other injunctive relief. The Company does not expect to receive additional government requests for information about the incident.

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
Note 12. Shareholders’ Equity
The following table presents the change in each component of AOCI, net of tax and the reclassifications out of AOCI into net (loss) income for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Change in Unrealized (Loss) Gain on Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
As of December 31, 2022	$966	$(49,085)	$(48,119)
Other comprehensive (loss) income before reclassifications, net of tax	(433)	21,202	20,769
Reclassification of amounts from AOCI, net of tax	(533)	—	(533)
Net current-period other comprehensive (loss) income, net of tax	(966)	21,202	20,236
As of December 31, 2023	—	(27,883)	(27,883)
Other comprehensive loss before reclassifications, net of tax	—	(52,287)	(52,287)
Reclassification of amounts from AOCI, net of tax	—	—	—
Net current-period other comprehensive loss, net of tax	—	(52,287)	(52,287)
As of December 31, 2024	—	(80,170)	(80,170)
Other comprehensive income before reclassifications, net of tax	—	87,500	87,500
Reclassification of amounts from AOCI, net of tax	—	—	—
Net current-period other comprehensive income, net of tax	—	87,500	87,500
As of December 31, 2025	$—	$7,330	$7,330
(1)Taxes were not provided for foreign currency translation adjustments, as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 13. Share-Based Incentive Plans
Share-Based Plans
For the year ended December 31, 2025, LivaNova issued share-based compensatory awards to its employees with terms approved by the Compensation and Human Capital Management Committee of the Company’s Board of Directors and issued share-based compensatory awards to its directors with terms approved by the Board of Directors. The employee awards with service conditions generally vest ratably over three years for RSUs and four years for SARs, and are subject to forfeiture unless service conditions are met. The employee market performance-based awards that were issued generally cliff vest after three years, subject to the rank of LivaNova’s total shareholder return for the three-year period ending December 31, 2027 relative to the total shareholder returns of the S&P 500 Health Care Equipment index. The employee adjusted free cash flow and return on invested capital operating performance-based awards that were issued generally cliff vest after three years, subject to the achievement of certain thresholds of cumulative results for the three-year period ending December 31, 2027. The Board of Director RSU awards with service conditions generally cliff vest at one year.
Prior to June 11, 2025, share-based awards could be granted under the 2015 Plan and the A&R 2022 Plan in the form of stock options, SARs, RSUs, and other share-based and cash-based awards. On June 11, 2025, the Company’s shareholders approved the 2025 Director Incentive Plan and the Second A&R 2022 Plan. The 2025 Director Incentive Plan provides equity-based compensation to non-executive directors by making available a total of 300,000 shares for awards granted on or after the date on which the 2025 Director Incentive Plan was approved by the Company’s shareholders. The 2025 Director Incentive Plan is intended to be the successor to the 2015 Plan. No further awards may be made under the 2015 Plan, although any outstanding awards under the 2015 Plan will continue to remain in full force and effect. The Second A&R 2022 Plan provides for an aggregate of 2,200,000 shares that can be issued pursuant to awards granted on or after the date on which the Second A&R 2022 Plan was approved by the Company’s shareholders. Additionally, forfeited and expired shares granted under the prior

A&R 2022 Plan are applied to the Second A&R 2022 Plan. The other terms of the Second A&R 2022 Plan, including its expiration date, remain unchanged from the A&R 2022 Plan. As of December 31, 2025, under the 2025 Director Incentive Plan, there were 259,423 shares available for future grants to LivaNova’s non-executive directors, and under the Second A&R 2022 Plan, there were 2,377,127 shares available for future grants to LivaNova’s employees.
The Company also provides an ESPP.
Share-Based Compensation Expense
The following table presents the amounts of share-based compensation expense recognized in LivaNova’s consolidated statements of income (loss), by expense category (in thousands):

	2025	2024	2023
Cost of sales	$1,708	$1,210	$967
Selling, general, and administrative	27,731	26,349	29,421
Research and development	6,853	6,374	5,964
Total share-based compensation expense	36,292	33,933	36,352
Income tax benefit	2,811	2,632	1,845
Total expense, net of income tax benefit	$33,481	$31,301	$34,507
The following table presents the amounts of share-based compensation expense recognized in LivaNova’s consolidated statements of income (loss) by type of arrangement (in thousands):

	2025	2024	2023
Service-based RSUs	$17,320	$17,383	$20,493
Service-based SARs	12,865	12,650	13,710
Market performance-based RSUs	2,118	1,402	866
Operating performance-based RSUs	2,801	1,323	162
ESPP	1,188	1,175	1,121
	$36,292	$33,933	$36,352
Unrecognized Share-Based Compensation
The following table presents the amounts of unrecognized share-based compensation cost related to non-vested awards, including awards issued as of December 31, 2025 (in thousands):

	Unrecognized Share-based Compensation Cost	Weighted-Average Remaining Vesting Period (in years)
Service-based SARs	$27,260	2.61
Service-based RSUs	30,631	2.06
Performance-based RSUs	12,153	1.83
	$70,044	2.23
Stock Appreciation Rights and Stock Options
LivaNova uses the Black-Scholes option pricing methodology to calculate the grant date fair market value of SARs. The following table lists the assumptions LivaNova utilized as inputs to the Black-Scholes model:

	2025	2024	2023
Dividend yield (1)	—	—	—
Risk-free interest rate (2)	3.9%	3.4%	3.7%
Expected option term - in years (3)	5.5	5.3	5.3
Expected volatility at grant date (4)	43.4%	43.1%	45.1%
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
(4)LivaNova determines the expected volatility of the awards based on historical volatility.
The following tables present the activity for service-based SARs and stock option awards:

SARs and Stock Options	Number of Optioned Shares	Wtd.-Avg. Exercise Price per Share	Wtd.-Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding — as of December 31, 2024	3,045,532	$61.70
Granted	957,734	36.88
Exercised	(145,479)	45.05
Forfeited	(109,429)	45.76
Expired	(78,096)	79.49
Outstanding — as of December 31, 2025	3,670,262	55.98	6.67	$43,269
Fully vested and exercisable — end of year	(1,846,208)	66.10	4.83	12,820
Fully vested and expected to vest — end of year (2)	(3,445,871)	56.94	6.52	38,706
(1)The aggregate intrinsic value of SARs and stock options is based on the difference between the fair market value of the underlying share as of December 31, 2025, using the market closing share price, and the exercise price for awards where the market closing share price exceeds the exercise price.
(2)Includes the impact of expected future forfeitures.

	2025	2024	2023
Weighted-average grant date fair value of SARs granted during the year (per share)	$17.31	$26.28	$19.44
Aggregate intrinsic value of SARs and stock options exercised during the year (in thousands)	1,458	2,828	1,905
Restricted Stock Units Awards
The following tables present the activity for service-based RSU awards:

Service-based RSUs	Number of Shares	Wtd.-Avg. Grant Date Fair Value
Non-vested shares as of December 31, 2024	762,312	$54.32
Granted	555,277	39.37
Vested	(286,587)	56.05
Forfeited	(58,986)	46.35
Non-vested shares as of December 31, 2025	972,016	45.75

	2025	2024	2023
Weighted-average grant date fair value of service-based RSUs issued during the year (per share)	$39.37	$55.06	$43.31
Aggregate fair value of RSUs that vested during the year (in thousands)	12,023	18,119	14,853

The following tables present the activity for performance-based RSU awards:

Performance-based RSUs	Number of Shares	Wtd.-Avg. Grant Date Fair Value
Non-vested shares as of December 31, 2024	225,224	$63.42
Granted	185,265	41.67
Vested	(30,551)	89.56
Forfeited	(5,361)	65.54
Performance adjustments (1)	(12,709)	95.14
Non-vested shares as of December 31, 2025	361,868	48.93
(1)Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

	2025	2024	2023
Weighted-average grant date fair value of performance-based RSUs granted during the year (per share)	$41.67	$64.83	$40.63
Aggregate fair value of performance-based RSUs that vested during the year (in thousands)	1,195	4,460	3,641
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

The following table presents the changes in benefit obligations and plan assets, and the funded status of LivaNova’s U.S. and non-U.S. pension benefits (in thousands):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2025	2024	2025	2024
Accumulated benefit obligations at year-end	$8,003	$7,944	$7,252	$7,215
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$7,944	$9,222	$7,594	$8,260
Service cost	—	—	236	225
Interest cost	349	347	224	205
Plan settlement	(189)	(326)	—	—
Actuarial loss/(gain)	234	(976)	(164)	(208)
Benefits paid	(335)	(323)	(1,045)	(316)
FX and other	—	—	769	(572)
Projected benefit obligation at end of year	$8,003	$7,944	$7,614	$7,594
Change in plan assets:
Fair value of plan assets at beginning of year	$7,923	$6,671	$3,016	$3,290
Actual return on plan assets	808	352	(38)	(20)
Employer contributions	850	1,549	—	—
Plan settlement	(189)	(326)	—	—
Benefits paid	(335)	(323)	(104)	(78)
FX and other	—	—	34	(176)
Fair value of plan assets at end of year	$9,057	$7,923	$2,908	$3,016
Funded status at end of year:
Fair value of plan assets	$9,057	$7,923	$2,908	$3,016
Projected benefit obligations	8,003	7,944	7,614	7,594
(Over) under funded status of the plans (1)	$(1,054)	$21	$4,706	$4,578
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$1,054	$—	$—	$—
Non-current liabilities	—	(21)	(5,644)	(5,682)
Recognized asset (liability)	$1,054	$(21)	$(5,644)	$(5,682)
(1)In certain non-U.S. countries, fully funding pension plans is not a common practice. Consequently, certain pension plans have been partially funded.
The following table presents U.S. and non-U.S. net periodic benefit cost of LivaNova’s defined benefit pension plans by component (in thousands):

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$236	$225	$239
Interest cost	349	347	409	224	205	239
Expected return on plan assets	—	(289)	(209)	—	20	78
(Gain) loss recognized	(574)	148	233	(127)	(208)	86
	$(225)	$206	$433	$333	$242	$642

The following table presents the major actuarial assumptions used in determining the benefit obligations and net periodic benefit costs for LivaNova’s significant U.S. and non-U.S. defined benefit plans:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	December 31,		December 31,
	2025	2024	2025	2024
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.04%	5.41%	1.81% - 4.00%	1.01% - 3.40%
Rate of compensation increase	N/A	N/A	2.50% - 3.50%	2.50% - 3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.41%	4.93%	1.81% - 4.00%	1.01% - 3.40%
Expected return on plan assets	5.50%	5.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	2.50% - 3.50%	3.00% - 3.50%
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
The following table presents LivaNova’s U.S. and non-U.S. pension plan target allocations by asset category:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	December 31,		December 31,
	2025	2024	2025	2024
Equity securities	29%	29%	1%	1%
Debt securities	70%	70%	81%	81%
Other	1%	1%	18%	18%
Retirement Benefit Fair Values
The following is a description of the valuation methodologies used for retirement benefit plan assets measured at fair value:
Mutual Funds: Comprised of investments in equity and fixed income securities held in pooled investment vehicles. The valuations of mutual funds are based on the respective net asset values which are determined by the fund daily at market close. The net asset values are calculated based on the valuation of the underlying assets which are determined using observable inputs. The net asset values are publicly reported.

Fixed Income Securities: Fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.
Money Markets: Valued based on quoted prices in active markets for identical assets.
The following tables present information by level for the U.S. retirement benefit plan assets that are measured at fair value on a recurring basis (in thousands):

December 31, 2025	Total	Fair Value Measurement Using Inputs Considered as:
		Level 1	Level 2	Level 3
Equity mutual funds	$2,592	$2,592	$—	$—
Fixed income mutual funds	6,327	6,327	—	—
Money market funds	91	91	—	—
	$9,010	$9,010	$—	$—

December 31, 2024	Total	Fair Value Measurement Using Inputs Considered as:
		Level 1	Level 2	Level 3
Equity mutual funds	$2,169	$—	$2,169	$—
Fixed income mutual funds	5,333	—	5,333	—
Money market funds	78	78	—	—
	$7,580	$78	$7,502	$—
The following tables present information by level for the non-U.S. retirement benefit plan assets that are measured at fair value on a recurring basis (in thousands):

December 31, 2025	Total	Fair Value Measurement Using Inputs Considered as:
		Level 1	Level 2	Level 3
Equity mutual funds	$24	$24	$—	$—
Fixed income securities	1,583	—	1,583	—
Money market funds	363	363	—	—
	$1,970	$387	$1,583	$—

December 31, 2024	Total	Fair Value Measurement Using Inputs Considered as:
		Level 1	Level 2	Level 3
Equity mutual funds	$24	$—	$24	$—
Fixed income mutual funds	1,566	—	1,566	—
Money market funds	332	332	—	—
	$1,922	$332	$1,590	$—
For information of the fair value measurement terms of Levels 1, 2, and 3, refer to “Note 2. Basis of Presentation, Use of Accounting Estimates, and Significant Accounting Policies.”
Defined Benefit Retirement Funding
LivaNova makes the minimum required contribution to fund the U.S. pension plan as determined by the Moving Ahead for Progress in the 21st Century Act and the Highway and Transportation Funding Act of 2014. The Company contributed $0.9 million, $1.5 million, and $1.4 million to the pension plans (U.S. and non-U.S.) for the years ended December 31, 2025, 2024, and 2023, respectively. LivaNova anticipates the Company will make contributions to the U.S. pension plan of $0.1 million for the year ending December 31, 2026.

The following table presents benefit payments expected to be paid, including amounts to be paid from LivaNova’s assets, and reflecting expected future service, as of December 31, 2025 (in thousands):

	U.S. Plans	Non-U.S. Plans
2026	$3,513	$378
2027	610	413
2028	494	510
2029	509	469
2030	442	652
2031 - 2035	1,757	3,934
Defined Contribution Plans
LivaNova sponsors defined contribution plans in the U.S., including the Cyberonics Employee Retirement Savings Plan, which qualifies under Section 401(k) of the IRC, covering U.S. employees, and the Cyberonics Non-Qualified Deferred Compensation Plan, covering certain U.S. middle and senior management. In addition, LivaNova sponsors the Belgium Defined Contribution Pension Plan for Cyberonics’ Belgium employees. LivaNova incurred expenses for the Company’s defined contribution plans of $11.6 million, $9.6 million, and $11.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 15. Income Taxes
Effective for the year ended December 31, 2025, LivaNova adopted ASU 2023-09 on a prospective basis, which resulted in certain additional disclosures presented below for 2025.
(Loss) Income Before Income Tax and Income Tax Expense (Benefit)
The following table presents the domestic and foreign components of (loss) income before income tax and income tax expense (benefit) (in thousands):

2025
(Loss) income before income tax:
UK domestic	$40,823
Foreign	(261,604)
$(220,781)
Income tax expense (benefit):
Current:
UK domestic (national)	$2,142
Foreign	19,042
21,184
Deferred:
UK domestic (national)	$5,089
Foreign	(4,634)
455
$21,639

The following table presents the U.S. and non-U.S. components of income (loss) before income tax and LivaNova’s income tax expense (benefit) (in thousands):

	2024	2023
Income (loss) before income tax:
UK and non-U.S.	$86,886	$60,799
U.S.	1,424	(142,025)
	$88,310	$(81,226)
Income tax expense (benefit):
Current:
UK and non-U.S.	$13,851	$10,954
U.S.	4,412	4,598
	18,263	15,552
Deferred:
UK and non-U.S.	5,987	(114,428)
U.S.	808	—
	6,795	(114,428)
	$25,058	$(98,876)
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
LivaNova is subject to income taxes as well as non-income-based taxes in the U.S., the UK, the EU, and various other jurisdictions. LivaNova continues to monitor the adoption of Pillar Two by the taxing jurisdictions in which it operates. The UK has enacted legislation providing for a minimum effective tax rate of 15% through a multinational top-up tax and a domestic top-up tax for accounting periods beginning on or after December 31, 2023. Since LivaNova does not have significant operations in jurisdictions with tax rates below 15%, the multinational top-up tax and domestic top-up taxes under Pillar Two do not have a material impact on the effective rate for 2025. LivaNova will continue to monitor legislative developments and related guidance in the UK and other jurisdictions that may impact LivaNova’s operations.
LivaNova’s effective income tax rate was (9.8%) and 28.4% for the years ended December 31, 2025 and 2024, respectively. Compared with the year ended December 31, 2024, the change in the effective tax rate for 2025 was primarily attributable to year-over-year changes in income before income tax in countries with varying statutory tax rates; certain discrete tax items, including the SNIA environmental liability; and changes in valuation allowances.

The following tables present a reconciliation of the statutory income tax rate to LivaNova’s effective income tax rate expressed as a percentage of income (loss) before income tax (in thousands, except for percentages):

	2025
UK domestic statutory tax rate	$(55,195)	25.00%
Foreign tax effect
Italy
SNIA Environmental Liability	89,825	(40.69)%
Interest limitations	3,125	(1.42)%
Other	1,718	(0.78)%
U.S.
Changes in valuation allowance	(26,036)	11.79%
Foreign tax credit	14,310	(6.48)%
Foreign tax rate differential	(2,922)	1.32%
Other	922	(0.42)%
Brazil
Changes in valuation allowance	(3,709)	1.68%
Other	870	(0.39)%
Other foreign	(1,251)	0.57%
Nontaxable or nondeductible items	(1,966)	0.89%
Changes in valuation allowance	(1,584)	0.72%
Changes in unrecognized tax benefits	(537)	0.24%
Other items
Compensation related	3,539	(1.60)%
Other	530	(0.24)%
Effective tax rate	$21,639	(9.80)%

	2024	2023
Statutory tax rate at UK Rate	25.0%	23.5%
Interest	9.5	—
Deferred tax valuation allowance	(7.7)	100.5
Research and development tax credits	(4.1)	0.3
Subsidiary investments and impairments	1.9	(3.1)
Foreign tax withholding and credits	1.2	—
Foreign tax rate differential	1.1	5.2
U.S. state and local tax expense, net of federal benefit	0.9	(3.5)
Reserve for uncertain tax positions	0.7	—
Disallowable professional fees	0.6	(2.6)
Compensation related items	(0.4)	1.4
Effect of changes in tax rate	—	1.2
Other, net	(0.3)	(1.2)
Effective tax rate	28.4%	121.7%

Income Taxes Paid
The following table presents the domestic and foreign components of cash paid for income taxes, net (in thousands):

2025
UK domestic (national)	$4,387
Foreign	24,981
U.S. (federal $3,941, state $2,223)	6,164
Germany	4,657
Italy	3,262
Belgium	1,584
China	1,508
Other	7,806
$29,368
Deferred Income Tax Assets and Liabilities
The following table presents the significant components of LivaNova’s deferred tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$115,511	$114,678
Interest expense carryforward	84,759	93,072
Accruals and reserves	34,295	31,284
Capitalized/Deferred R&D	17,411	30,819
Tax credit carryforwards	10,960	27,801
Deferred compensation	15,918	15,428
Inventories	7,702	10,698
Other	1,904	1,012
Gross deferred tax assets	288,460	324,792
Valuation allowance	(127,594)	(158,823)
Net deferred tax assets	160,866	165,969
Deferred tax liabilities:
Property, equipment, and intangible assets	(57,479)	(58,350)
Other	(1,994)	(6,679)
Gross deferred tax liabilities:	(59,473)	(65,029)
Net deferred tax assets	$101,393	$100,940
Net deferred tax assets and liabilities, as reported on the consolidated balance sheets as:
Net deferred tax assets	$110,983	$111,855
Net deferred tax liabilities	(9,590)	(10,915)
Net deferred tax assets	$101,393	$100,940
The Company operates in multiple jurisdictions worldwide and assesses the recoverability of its deferred tax assets for each period and jurisdiction by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Depending on operating results in the future, a release of the valuation allowance could occur within the next 12 months. The timing and amount of the valuation allowance release could vary based on the Company’s assessment of all available evidence. Any changes to the realizability of the deferred tax assets due to transactions and other events in 2026 will be accounted for during the quarter in which they occur. As of December 31, 2025 and 2024, LivaNova had valuation allowances against deferred tax assets of $127.6 million and $158.8 million, respectively. The decrease in valuation allowance primarily relates to the release of valuation allowances for expired tax credits and utilization of previously valued deferred tax assets.

The following table presents a reconciliation of the beginning and ending balances of LivaNova’s deferred tax asset valuation allowances (in thousands):

	2025	2024	2023
Balance at beginning of year	$158,823	$182,464	$264,754
Additions	89	99	38,278
Deductions	(31,318)	(23,740)	(120,568)
Balance at end of year	$127,594	$158,823	$182,464
The following table presents NOL and tax credit carryforwards as of December 31, 2025, which can be used to reduce LivaNova’s income tax payable in future years (in thousands):

Region	Gross Amount	Tax Benefit	Amount with No Expiration	Amount with Expiration	Carryforward Period
UK NOL	$369,432	$92,358	$92,358	$—	Unlimited
U.S. State NOL	307,195	14,495	648	13,847	2026	-	2045
U.S. Federal NOL	15,363	3,226	—	3,226	2028	-	2034
Other regions NOL	18,716	5,432	5,353	79	2030	-	2040
U.S. State research & development tax credits	—	7,473	1,565	5,908	2030	-	2044
U.S. tax credits	—	2,322	—	2,322	2026	-	2044
Other non-U.S. tax credits	—	1,164	208	956	2026	-	2034
	$710,706	$126,470	$100,132	$26,338
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries as of December 31, 2025 because it is LivaNova’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, LivaNova may be liable for income taxes and withholding taxes. As of December 31, 2025, it was not practicable to determine the exact amount of the deferred tax liability related to those investments.
Uncertain Income Tax Positions
LivaNova operates in multiple jurisdictions with complex legal and tax regulatory environments, and the Company’s tax returns are periodically audited or subjected to review by tax authorities. LivaNova monitors tax law changes and the potential impact on its results of operations. Tax authorities may disagree with certain positions LivaNova has taken and assess additional taxes. LivaNova regularly assesses the likely outcomes of the Company’s tax positions in order to determine the appropriateness of its reserves for uncertain tax positions. However, there can be no assurance that LivaNova will accurately predict the outcome of these audits, and the actual outcome of an audit could have a material impact on LivaNova’s consolidated results of operations, cash flows, and financial position.
The following table presents a reconciliation of LivaNova’s total gross unrecognized tax benefit (in thousands):

	2025	2024	2023
Gross Balance at beginning of year	$15,221	$5,406	$1,640
Tax positions related to prior years for settlement with tax authorities	(3,488)	(143)	5,406
Additions for tax positions related to current year	819	915	—
Impact of foreign currency exchange rates	685	(417)	58
Additions for tax positions related to prior years	143	9,460	—
Tax positions related to prior years for lapses of statute of limitations	—	—	(1,698)
Gross Balance at end of year	$13,380	$15,221	$5,406

The following table presents the components of LivaNova’s total gross unrecognized tax benefit (in thousands):

	December 31,
	2025	2024
Recorded as liability	$3,164	$1,073
Reduction to deferred tax assets - impacting effective tax rate	—	4,786
Reduction to deferred tax assets with valuation allowance	10,216	9,362
	$13,380	$15,221
Accrued interest and penalties totaled $0.4 million, $0.1 million, and $0.7 million, as of December 31, 2025, 2024, and 2023, respectively, and were included in other long-term liabilities in LivaNova’s consolidated balance sheets. LivaNova records accrued interest and penalties related to unrecognized tax benefits in interest expense and foreign exchange and other income/(expense), respectively, in LivaNova’s consolidated statements of income (loss).
The major jurisdictions where LivaNova is subject to income tax examinations as of December 31, 2025 were as follows:

Jurisdiction	Earliest Year Open
Italy	2020
Germany	2020
Canada	2020
England and Wales	2021
U.S. - federal and state	2022
Note 16. Earnings Per Share
The following table presents the basic and diluted earnings per share:

	2025	2024	2023
Basic (loss) income per share	$(4.45)	$1.17	$0.33
Diluted (loss) income per share	(4.45)	1.16	0.32
The following table presents the reconciliations of net (loss) income and weighted-average shares outstanding used in the calculations of basic and diluted earnings per share (in thousands):

	2025	2024	2023
Numerator: (1)
Net (loss) income - basic and diluted	$(242,471)	$63,234	$17,546

Denominator: (1)
Weighted-average shares outstanding - basic	54,548	54,240	53,939
Add: Dilutive effect of share-based compensation and convertible debt instruments (2)	—	334	273
Weighted-average shares outstanding - diluted	54,548	54,574	54,212
(1)For the year ended December 31, 2025, the 2029 Notes were outstanding and potentially dilutive securities, but were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
(2)Excluded from the computation of diluted earnings per share for the years ended December 31, 2025, 2024, and 2023 were shares for stock options, SARs, and RSUs totaling 2.4 million, 2.8 million, and 3.0 million, respectively, because to include them would have been anti-dilutive under the treasury stock method.
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
The following table presents net revenue by operating segment and geographic region (in thousands):

	2025	2024	2023
Cardiopulmonary
United States	$275,859	$242,463	$202,358
Europe (1)	201,044	168,024	157,414
Rest of World (1)	308,482	273,025	244,340
	785,385	683,512	604,112
Neuromodulation
United States	463,602	441,022	407,493
Europe (1)	65,023	54,899	57,435
Rest of World (1)	64,187	58,302	54,782
	592,812	554,223	519,710
Other Revenue (2)	9,856	15,702	29,723
Totals (3) (4)
United States	739,573	695,083	635,044
Europe (1)	269,176	220,032	214,792
Rest of World (1)	379,304	338,322	303,709
	$1,388,053	$1,253,437	$1,153,545
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
(3)Net revenue to external customers includes $55.9 million, $48.9 million, and $41.5 million in the UK, LivaNova’s country of domicile, for the years ended December 31, 2025, 2024, and 2023, respectively.
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

The following table presents a reconciliation of segment income to consolidated (loss) income before income tax (in thousands):

	2025	2024	2023
Cardiopulmonary	$108,301	$76,848	$26,407
Neuromodulation	215,474	195,309	153,384
Segment income	323,775	272,157	179,791
Other expense	(124,385)	(143,106)	(248,289)
Operating income (loss)	199,390	129,051	(68,498)
SNIA environmental liability expense	(365,553)	—	—
Interest expense (1)	(49,286)	(63,070)	(58,853)
Loss on debt extinguishment	(2,651)	(25,482)	—
Foreign exchange and other income/(expense)	(2,681)	47,811	46,125
(Loss) income before income tax	$(220,781)	$88,310	$(81,226)
(1)Interest expense includes contractual interest expense associated with LivaNova’s short- and long-term financing arrangements and the amortization of debt discount and issuance costs of $23.1 million, $21.6 million, and $19.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table presents the components of segment income, including significant expenses, of LivaNova’s reportable segments (in thousands):

	Cardiopulmonary			Neuromodulation
	2025	2024	2023	2025	2024	2023
Net revenue	$785,385	$683,512	$604,112	$592,812	$554,223	$519,710
Less:
Cost of sales	381,710	334,326	306,359	55,819	50,236	50,213
Selling, general, and administrative	225,257	199,747	191,571	202,596	187,649	175,273
Research and development	65,739	52,904	45,255	118,923	121,029	140,840
3T litigation provision	4,378	19,687	34,520	—	—	—
	$108,301	$76,848	$26,407	$215,474	$195,309	$153,384
The following table presents assets by reportable segment (in thousands):

	December 31,
	2025	2024
Cardiopulmonary	$1,045,189	$900,672
Neuromodulation	639,742	640,956
Other assets (1)	921,122	964,761
	$2,606,053	$2,506,389
(1)“Other assets” primarily include corporate assets not allocated to segments.
The following table presents capital expenditures by segment (in thousands):

	2025	2024	2023
Cardiopulmonary	$44,506	$28,089	$22,367
Neuromodulation	15,834	4,244	1,201
Other capital expenditures (1)	23,863	17,621	11,539
	$84,203	$49,954	$35,107
(1)“Other capital expenditures” primarily includes corporate capital expenditures not allocated to segments and capital expenditures of LivaNova’s former ACS reportable segment.

Geographic Information
The following table presents property, plant, and equipment, net (1) by geographic region (in thousands):

	December 31,
	2025	2024
United States	$79,499	$65,170
Europe	147,303	94,394
Rest of World	15,801	10,696
	$242,603	$170,260
(1)No country’s property, plant, and equipment, net exceeded 10% of LivaNova’s consolidated property, plant, and equipment, net except for the U.S. and Italy. Italian plant, property, and equipment, net included within Europe was $110.4 million and $73.7 million as of December 31, 2025 and 2024, respectively.
Note 18. Supplemental Financial Information
The following table presents the components of inventories (in thousands):

	December 31,
	2025	2024
Raw materials	$75,800	$71,949
Work-in-process	12,875	12,322
Finished goods	76,026	63,295
	$164,701	$147,566
As of December 31, 2025 and 2024, inventories included adjustments totaling $18.0 million and $16.4 million, respectively, to record balances at lower of cost or net realizable value.
The following table presents the components of property, plant, and equipment, net (in thousands):

	December 31,
	2025	2024	Lives in Years
Land	$13,631	$12,097
Building and building improvements (1)	107,052	87,741	3	-	45
Equipment, furniture, and fixtures	213,008	179,571	2	-	20
Software	84,686	63,376	3	-	10
Other	6,122	6,208	3	-	10
Capital investment in process	60,310	28,020
Total gross property, plant, and equipment	484,809	377,013
Accumulated depreciation	(242,206)	(206,753)
	$242,603	$170,260
(1)Building and building improvements includes right-of-use assets associated with finance leases.

The following table presents the components of accrued liabilities and other (in thousands):

	December 31,
	2025	2024
Legal and professional costs	$18,396	$17,379
Italian MedTech payback measure (1)	12,839	15,981
Contract liabilities	11,510	10,848
Operating lease liabilities (2)	8,788	9,040
Provisions for agents, returns, and other	5,322	6,744
Royalty accrual	4,758	4,466
Interest payable	4,638	9,479
Research and development costs	1,234	6,167
Current derivative liabilities (3)	99	2,915
Restructuring liability (4)	—	2,003
Other accrued expenses	26,989	33,463
	$94,573	$118,485
(1)Refer to “Note 11. Commitments and Contingencies.”
(2)Refer to “Note 10. Leases.”
(3)Refer to “Note 7. Derivatives and Risk Management.”
(4)Refer to “Note 4. Restructuring.”
The following table presents the items included within foreign exchange and other income/(expense) on the consolidated statements of income (loss) (in thousands):

	2025	2024	2023
Embedded derivative fair value adjustment (2025 Notes) (1)	$2,915	$5,739	$40,106
Embedded derivative fair value adjustment (2029 Notes) (1)	(32,085)	35,638	—
Capped call fair value adjustment (2025 Notes) (1)	(2,624)	(13,348)	(15,897)
Capped call fair value adjustment (2029 Notes) (1)	12,816	(7,902)	—
Interest income	18,982	30,075	22,012
Gain on sale of asset	4,128	—	—
Investment revaluation - Ceribell, Inc. (2)	(3,622)	7,144	—
Impairment of investments	(1,112)	(5,750)	—
FX fluctuations	(2,743)	(4,881)	(705)
Other	664	1,096	609
	$(2,681)	$47,811	$46,125
(1)Refer to “Note 8. Fair Value Measurements.”
(2)Refer to “Note 6. Investments.”
The following tables present supplemental information to the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$635,552	$428,858	$266,504
Restricted cash (1)	—	294,698	311,368
Cash, cash equivalents, and restricted cash	$635,552	$723,556	$577,872
(1)Restricted cash represents funds held as collateral for the SNIA Litigation Guarantee. For additional information, refer to “Note 2. Basis of Presentation, Use of Accounting Estimates, and Significant Accounting Policies” and “Note 11. Commitments and Contingencies.”

	2025	2024	2023
Cash paid for interest	$31,068	$38,888	$36,910
Cash paid (received) for income taxes, net	29,368	15,912	(1,620)
Noncash investing and financing transaction - asset obtained in exchange for finance lease obligation	4,859	—	—
Note 19. New Accounting Pronouncements
Adoption of New Accounting Pronouncements
The following table presents a description of LivaNova’s adoption of a new ASU issued by the FASB and the impact of the adoption on the Company’s consolidated financial statements:

Issue Date & Standard	Description	Adoption	Assessment
December 2023 ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU expands annual income tax disclosures primarily related to the rate reconciliation and income taxes paid.	This ASU is effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption and retrospective application permitted.	For new disclosures resulting from the implementation of this ASU, refer to “Note 15. Income Taxes.”
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
Note 20. Revision of Previously Issued Financial Statements
As discussed in “Note 2. Basis of Presentation, Use of Accounting Estimates, and Significant Accounting Policies,” the Company identified and corrected an immaterial error related to the classification of certain employee costs in the Cardiopulmonary segment between cost of sales and selling, general, and administrative expense in the consolidated statements of income (loss).

The following table presents a summary of the corrections to the impacted financial statement line items in the Company’s financial statements previously issued in the Annual Report on Form 10-K and unaudited Quarterly Report on Form 10-Q (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of sales	$382,564	$17,389	$399,953	$382,295	$15,430	$397,725
Gross profit	870,873	(17,389)	853,484	771,250	(15,430)	755,820
Selling, general, and administrative	526,265	(17,389)	508,876	518,129	(15,430)	502,699

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of sales	$96,080	$4,521	$100,601	$87,522	$4,182	$91,704
Gross profit	220,775	(4,521)	216,254	207,390	(4,182)	203,208
Selling, general, and administrative	133,667	(4,521)	129,146	129,863	(4,182)	125,681
The following table presents a summary of the corrections to the impacted Cardiopulmonary disaggregated segment income table line items in “Note 17. Geographic and Segment Information” and “Note 10. Geographic and Segment Information” previously included in the 2024 Annual Report on Form 10-K and unaudited Quarterly Report on Form 10-Q, respectively (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of sales	$316,937	$17,389	$334,326	$290,929	$15,430	$306,359
Selling, general, and administrative	217,136	(17,389)	199,747	207,001	(15,430)	191,571

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of sales	$80,399	$4,521	$84,920	$72,097	$4,182	$76,279
Selling, general, and administrative	58,480	(4,521)	53,959	50,745	(4,182)	46,563