Form 10-Q
period 2026-03-31
LivaNova PLC
filed 2026-05-06
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding on April 29, 2026
Ordinary Shares - £1.00 par value per share	54,933,538

LIVANOVA PLC

DEFINITIONS
In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, the following terms and abbreviations have the meanings listed below. “LivaNova” and the “Company” refer to LivaNova PLC and its consolidated subsidiaries.

Abbreviation	Definition
2016 Decision	Decision by the Court of Milan in 2016 to dismiss all legal actions of SNIA and of the Public Administrations and to further require the Public Administrations to pay Sorin €292,000 for legal fees
2021 First Lien Credit Agreement	First Lien Credit Agreement between LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, entered into on August 13, 2021
2025 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2025 Embedded Derivative	The bifurcated embedded derivative associated with the 2025 Notes
2025 Form 10-K	LivaNova PLC’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026
2025 Notes	$287.5 million aggregate principal amount 3.00% unsecured cash exchangeable senior notes due December 15, 2025, by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova USA on June 17, 2020
2029 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2029 Embedded Derivative	The bifurcated embedded derivative associated with the 2029 Notes
2029 Notes	$345.0 million aggregate principal amount 2.50% unsecured convertible senior notes due 2029 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova PLC on March 8, 2024
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Court of Appeal	Court of Appeal in Milan
Delayed Draw Term Facility	$50.0 million delayed draw term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
DRE	Drug-resistant epilepsy
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

ECJ	European Court of Justice
Embedded Derivatives	The bifurcated embedded derivatives associated with the 2025 Notes and 2029 Notes, collectively
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FX	Foreign currency exchange rate
HLM	Heart-lung machine
ImThera	ImThera Medical, Inc. was a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea that LivaNova acquired in 2018
Incremental Facility Amendment No. 2	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated July 6, 2022

Abbreviation	Definition
Incremental Facility Amendment No. 3	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated March 8, 2024
Initial Term Facility	$300.0 million term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
ISIN	National Inspectorate for Nuclear Safety and Radiation Protection, a sub-body of the Italian Ministry of Economic Development
LivaNova PLC	A public limited company organized under the laws of England and Wales on February 20, 2015
LivaNova USA	LivaNova USA, Inc.
LSM	LivaNova Site Management S.r.l.
MedTech	Medical technology
Nasdaq	Nasdaq Global Select Market
OBBBA	One Big Beautiful Bill Act
OSA	Obstructive sleep apnea
PMA	Premarket approval
Public Administrations	The Italian Ministry of the Environment and other Italian government agencies
R&D	Research and development
Report	This Quarterly Report on Form 10-Q
RSU	Restricted stock unit
SAR	Stock appreciation right
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SG&A	Selling, general, and administrative
SNIA	SNIA S.p.A.
SNIA Litigation Guarantee	A first demand bank guarantee of €270.0 million in connection with the SNIA environmental litigation
Sorin	Sorin S.p.A.
Term Facilities	The Initial Term Facility, together with the Delayed Draw Term Facility
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
•Trademarks for LivaNova’s Cardiopulmonary products and systems: Essenz™, S5™, S5 Pro™, B-Capta™, Inspire™, Heartlink™, XTRA™, 3T Heater-Cooler™, Connect™, Revolution™, ProtekDuo™, and TandemHeart™.
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
Other factors that could cause LivaNova’s actual results to differ from projected results are described in: (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Report and the Company’s other Quarterly Reports on Form 10-Q, (2) the Company’s 2025 Form 10-K, (3) the Company’s reports and registration statements filed with and furnished from time to time to the SEC, and (4) other announcements LivaNova makes from time to time.
Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. Operating results for the three months ended March 31, 2026 are not necessarily indicative of future results, including the full fiscal year. Also refer to the Company’s “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in LivaNova’s 2025 Form 10-K and in the Company’s Quarterly Reports on Form 10-Q.
Financial Information and Currency of Financial Statements
All of the financial information included in this Report has been prepared in accordance with U.S. GAAP. The reporting currency of the Company’s condensed consolidated financial statements is USD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net revenue	$362,258	$316,855
Cost of sales	118,509	100,601
Gross profit	243,749	216,254
Operating expenses:
Selling, general, and administrative	143,568	129,146
Research and development	58,695	37,879
Other operating expense	15	612
Operating income	41,471	48,617
SNIA environmental liability expense	—	(360,393)
Interest expense	(8,291)	(15,286)
Foreign exchange and other income/(expense)	(5,695)	11,416
Income (loss) before income tax	27,485	(315,646)
Income tax expense	4,340	11,656
Loss from equity method investments	(851)	(20)
Net income (loss)	$22,294	$(327,322)

Basic earnings (loss) per share	$0.41	$(6.01)
Diluted earnings (loss) per share	$0.40	$(6.01)

Basic weighted average shares outstanding	54,688	54,421
Diluted weighted average shares outstanding	55,944	54,421
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$22,294	$(327,322)
Other comprehensive (loss) income
Foreign currency translation adjustments	(10,731)	37,442
Total other comprehensive (loss) income	(10,731)	37,442
Total comprehensive income (loss)	$11,563	$(289,880)
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$539,706	$635,552
Accounts receivable, net of allowance of $10,309 as of March 31, 2026 and $12,527 as of December 31, 2025	229,273	215,985
Inventories	165,504	164,701
Prepaid and refundable taxes	41,272	48,606
Prepaid expenses and other current assets	38,482	36,769
Total Current Assets	1,014,237	1,101,613
Property, plant, and equipment, net	255,483	242,603
Goodwill	785,590	792,840
Intangible assets, net	224,556	229,964
Operating lease assets	54,532	55,519
Investments	18,492	20,291
Deferred tax assets	109,816	110,983
Long-term derivative assets	38,277	36,551
Other assets	15,368	15,689
Total Assets	$2,516,351	$2,606,053
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current debt obligations	$2,628	$31,472
Accounts payable	99,148	97,157
Accrued liabilities and other	102,649	94,573
SNIA environmental liability	389,485	396,242
Current contingent consideration	59,589	50,030
Current litigation provision liability	9,643	12,552
Taxes payable	41,704	33,133
Accrued employee compensation and related benefits	57,632	92,913
Total Current Liabilities	762,478	808,072
Long-term debt obligations	285,160	345,185
Long-term contingent consideration	43,141	42,045
Deferred tax liabilities	6,812	9,590
Long-term operating lease liabilities	46,696	48,327
Long-term employee compensation and related benefits	13,105	13,574
Long-term derivative liabilities	93,254	83,904
Other long-term liabilities	54,379	55,369
Total Liabilities	1,305,025	1,406,066
Commitments and contingencies (Note 5)
Shareholders’ Equity:
Ordinary Shares, £1.00 par value: Unlimited shares authorized; 55,537,746 shares issued and 54,901,316 shares outstanding as of March 31, 2026; 55,535,181 shares issued and 54,649,085 shares outstanding as of December 31, 2025	84,564	84,564
Additional paid-in capital	2,254,756	2,254,980
Accumulated other comprehensive (loss) income	(3,401)	7,330
Accumulated deficit	(1,123,427)	(1,145,721)
Treasury shares at cost, 636,430 ordinary shares as of March 31, 2026; 886,096 ordinary shares as of December 31, 2025	(1,166)	(1,166)
Total Shareholders’ Equity	1,211,326	1,199,987
Total Liabilities and Shareholders’ Equity	$2,516,351	$2,606,053
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income (loss)	$22,294	$(327,322)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Remeasurement of contingent consideration to fair value	10,655	922
Remeasurement of derivative instruments	9,795	(18,717)
Depreciation	8,300	6,419
Share-based compensation	8,270	7,783
Amortization of debt issuance costs	4,769	5,676
Amortization of intangible assets	4,563	4,215
Amortization of operating lease assets	2,732	4,037
Deferred income tax expense	1,824	2,244
Impairments of investments	1,132	—
Loss on investment revaluation - Ceribell, Inc.	—	2,614
Other	1,174	11
Changes in operating assets and liabilities:
Accounts receivable, net	(14,669)	(3,896)
Inventories	(1,546)	(2,494)
Other current and non-current assets	(4,199)	6,437
Accounts payable and accrued current and non-current liabilities	(38,771)	(30,516)
Taxes payable	1,713	5,934
Litigation provision liability	(2,820)	226
SNIA environmental liability	—	360,393
Net cash provided by operating activities	15,216	23,966
Investing Activities:
Purchases of property, plant, and equipment	(14,290)	(10,790)
Other	(290)	162
Net cash used in investing activities	(14,580)	(10,628)
Financing Activities:
Repayment of long-term debt obligations	(95,938)	(4,375)
Other	1,693	(46)
Net cash used in financing activities	(94,245)	(4,421)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,237)	5,964
Net (decrease) increase in cash, cash equivalents, and restricted cash	(95,846)	14,881
Cash, cash equivalents, and restricted cash at beginning of period	635,552	723,556
Cash and cash equivalents at end of period	$539,706	$738,437

Supplemental noncash investing and financing transactions:
Capital expenditures included in accounts payable	$10,461	$2,379
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of LivaNova and the notes thereto as of and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova as of December 31, 2025 has been derived from audited consolidated financial statements contained in LivaNova’s 2025 Form 10-K but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries for the three months ended March 31, 2026, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying LivaNova’s 2025 Form 10-K.
Revision of Previously Issued Financial Statements
During the second quarter of 2025, the Company identified and corrected an immaterial error related to the classification of certain employee costs in the Cardiopulmonary segment between cost of sales and selling, general, and administrative expense in the consolidated statements of income (loss). This misclassification understated cost of sales and overstated selling, general, and administrative expense by equal and offsetting amounts, with no impact to operating income (loss) or net income (loss) for the three months ended March 31, 2025. The Company evaluated the error and determined that the related impact was not material to the consolidated statements of income (loss) for any prior period and had no impact on the consolidated balance sheets, statements of comprehensive income (loss), statements of cash flows, or statements of shareholders’ equity for the above period. The Company has revised the previously issued condensed consolidated statements of income (loss) for the three months ended March 31, 2025 to correct for the error, and these revisions are reflected in this Form 10-Q. A summary of the corrections to the impacted financial statement line items in the previously issued consolidated statements of income (loss) and disaggregated Cardiopulmonary segment income disclosure for each affected period is presented in “Note 13. Revision of Previously Issued Financial Statements.”
Significant Accounting Policies
LivaNova’s significant accounting policies are included within “Note 2. Basis of Presentation, Use of Accounting Estimates, and Significant Accounting Policies” and “Note 3. Revenue Recognition” of LivaNova’s 2025 Form 10-K.
Note 2. Derivatives and Risk Management
Due to the global nature of LivaNova’s operations, the Company is exposed to FX fluctuations. LivaNova enters into FX derivative contracts to reduce the impact of FX fluctuations on earnings and cash flow.
LivaNova is also exposed to equity price risk in connection with its 2029 Notes, including exchange/conversion and settlement provisions based on the price of its ordinary shares at exchange/conversion or maturity of the 2029 Notes. The 2029 Capped Calls associated with the 2029 Notes also include settlement provisions that are based on the price of LivaNova’s ordinary shares, subject to a capped price per share.
These derivatives are intended to serve as economic hedges and follow the cash flows of the economic hedged item. LivaNova does not enter into derivative contracts for speculative purposes.
LivaNova had no designated hedging instruments as of March 31, 2026 and December 31, 2025.
Freestanding FX Derivatives
LivaNova uses freestanding derivative forward contracts to offset the variability of the value associated with intercompany loans denominated in a foreign currency. The gross notional amount of freestanding FX derivative contracts outstanding as of March 31, 2026 and December 31, 2025 was $128.2 million and $113.2 million, respectively. LivaNova recorded net losses of $2.2 million for the three months ended March 31, 2026 and net gains of $10.4 million for the three months ended March 31, 2025 from freestanding derivatives. These amounts, together with foreign currency remeasurement gains and losses on the underlying intercompany loans, are included in foreign exchange and other income/(expense) in LivaNova’s condensed consolidated statements of income (loss).

Capped Call Derivatives
The Capped Call Transactions are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). The Capped Call Transactions are measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including share price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. For additional information, refer to “Note 3. Fair Value Measurements,” and “Note 11. Supplemental Financial Information.”
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

The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

	Derivative Assets		Derivative Liabilities
March 31, 2026	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
2029 Capped Calls	Long-term derivative assets	$38,277
2029 Embedded Derivative			Long-term derivative liabilities	$93,254
FX derivative contracts			Accrued liabilities and other	613
Total derivatives not designated as hedging instruments		$38,277		$93,867

	Derivative Assets		Derivative Liabilities
December 31, 2025	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
2029 Capped Calls	Long-term derivative assets	$36,551
2029 Embedded Derivative			Long-term derivative liabilities	$83,904
FX derivative contracts	Prepaid expenses and other current assets	165	Accrued liabilities and other	99
Total derivatives not designated as hedging instruments		$36,716		$84,003
Note 3. Fair Value Measurements
LivaNova reviews its fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities in the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 for the three months ended March 31, 2026 and 2025.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the level in the fair value hierarchy at which the Company’s assets and liabilities are measured on a recurring basis (in thousands):

	Total	Fair Value Measurements Using Inputs Considered as:
March 31, 2026		Level 1	Level 2	Level 3
Assets:
Derivative assets - 2029 Capped Calls	$38,277	$—	$—	$38,277
Investment in convertible notes receivable	3,000	—	—	3,000
	$41,277	$—	$—	$41,277
Liabilities:
Derivative liabilities - freestanding instruments (FX)	$613	$—	$613	$—
Derivative liabilities - 2029 Embedded Derivative	93,254	—	—	93,254
ImThera contingent consideration arrangements	102,730	—	—	102,730
	$196,597	$—	$613	$195,984

	Total	Fair Value Measurements Using Inputs Considered as:
December 31, 2025		Level 1	Level 2	Level 3
Assets
Derivative assets - freestanding instruments (FX)	$165	$—	$165	$—
Derivative assets - 2029 Capped Calls	36,551	—	—	36,551
Investment in convertible notes receivable	3,000	—	—	3,000
	$39,716	$—	$165	$39,551

Liabilities
Derivative liabilities - freestanding instruments (FX)	$99	$—	$99	$—
Derivative liabilities - 2029 Embedded Derivative	83,904	—	—	83,904
ImThera contingent consideration arrangements	92,075	—	—	92,075
	$176,078	$—	$99	$175,979
Reconciliation of Level 3 Assets and Liabilities
The tables below present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3) (in thousands):

	Derivative Assets - 2029 Capped Calls (1)	Investment in Convertible Notes Receivable	Derivative Liabilities - 2029 Embedded Derivative (1)	ImThera Contingent Consideration Arrangements Liability
December 31, 2025	$36,551	$3,000	$83,904	$92,075
Changes in fair value (2)	1,726	—	9,350	10,655
March 31, 2026	$38,277	$3,000	$93,254	$102,730

	Derivative Assets - 2025 Capped Calls (1)	Derivative Assets - 2029 Capped Calls (1)	Derivative Liabilities - 2025 Embedded Derivative (1)	Derivative Liabilities - 2029 Embedded Derivative (1)	ImThera Contingent Consideration Arrangements Liability
December 31, 2024	$2,624	$23,735	$2,915	$51,819	$84,218
Changes in fair value (2)	(1,819)	(6,545)	(2,041)	(14,593)	922
March 31, 2025	$805	$17,190	$874	$37,226	$85,140
(1)Gains and losses are recorded in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss).
(2)For the three months ended March 31, 2026, the contingent consideration change in fair value resulted in an increase of $1.1 million recorded to cost of sales and an increase of $9.6 million recorded to R&D. For the three months ended March 31, 2025, the contingent consideration change in fair value was primarily recorded to R&D.
Share Price Volatility
The share price volatility utilized in determining the fair value of LivaNova’s 2029 Capped Call derivative assets and 2029 Embedded Derivative liability as of March 31, 2026 was 39%. In general, an increase in LivaNova’s share price or share price volatility would increase the fair value of the embedded and capped call derivatives, which would result in an increase in net expense. As the remaining time to the expiration of the derivatives decreases, the fair value of the derivatives decreases. The future impact of the derivatives on net income (loss) depends on how significant inputs, such as share price volatility, and time to the expiration of the derivatives, change in relation to other inputs.
Contingent Consideration Arrangements
The ImThera business combination involved contingent consideration arrangements comprised of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. The sales-based earnouts are valued using projected sales from LivaNova’s internal strategic plan. These arrangements are Level 3 fair value measurements and include the following significant unobservable inputs as of March 31, 2026:

ImThera Acquisition	Valuation Technique	Unobservable Input	Inputs
Regulatory milestone-based payment	Discounted cash flow	Discount rate	6.9%
		Probability of payment (1)	100%
		Projected payment year	2026

Sales-based earnout	Monte-Carlo simulation	Risk-adjusted discount rate	11.7%
		Credit risk discount rate	7.4% - 7.7%
		Revenue volatility	22.8%
		Probability of payment	95%
		Projected payment years	2028 - 2029
(1)In March 2026, the Company achieved the regulatory milestone upon PMA by the FDA. As a result, the probability of payment was increased to 100% and will be paid within 90 days of milestone achievement.
Other
The carrying value of LivaNova’s long-term debt including the current portion as of March 31, 2026 and December 31, 2025 was $285.3 million and $376.1 million, respectively. The fair value of the 2029 Notes, excluding the conversion feature, as of March 31, 2026 and December 31, 2025 was $306.0 million and $315.2 million, respectively. The fair value was estimated using a discounted cash flow model and is classified as Level 2 within the fair value hierarchy. For all other long-term debt obligations, LivaNova believes the carrying value approximates fair value. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
Note 4. Financing Arrangements
The following table presents a summary of LivaNova’s long-term debt obligations (in thousands):

	March 31, 2026	December 31, 2025	Maturity	Interest Rate
2029 Notes	$280,172	$275,599	March 2029	2.50%
Term Facilities	—	95,063
Other	5,109	5,401
Total long-term debt	285,281	376,063
Less: Current portion of long-term debt	121	30,878
Total long-term debt obligations	$285,160	$345,185
Revolving Credit and Term Facilities
The outstanding principal amount of LivaNova’s short-term unsecured revolving credit agreements and other agreements with various banks was $2.5 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively, with an interest rate of 5.33% as of March 31, 2026.
On March 8, 2024, LivaNova and LivaNova USA entered into Incremental Facility Amendment No. 3, which provides for LivaNova USA to obtain revolving commitments in an aggregate principal amount of $225.0 million, and matures on March 8, 2029. There were no outstanding borrowings under the revolving facilities under the 2021 First Lien Credit Agreement as of March 31, 2026 and December 31, 2025. As of both March 31, 2026 and December 31, 2025, the applicable commitment fee percentage was 0.25% per annum. As of March 31, 2026, the Company was in compliance with the financial covenants contained in the 2021 First Lien Credit Agreement.
On January 8, 2026, LivaNova paid $95.9 million in an early repayment of the remaining amount outstanding under the Term Facilities in full. The early repayment resulted in the recognition of a loss on debt extinguishment of $0.9 million for the three months ended March 31, 2026, associated with the write-off of the remaining unamortized debt issuance costs, and is included within interest expense in the condensed consolidated statements of income (loss).

2029 Notes
The effective interest rate of the 2029 Notes was 9.84% as of March 31, 2026. The unamortized debt discount and issuance costs related to the 2029 Notes as of March 31, 2026 and December 31, 2025 were $64.8 million and $69.4 million, respectively. As of March 31, 2026, the conditions for conversion were not met. The Company included its obligations from the 2029 Notes and the associated embedded derivative as long-term liabilities in the condensed consolidated balance sheet as of March 31, 2026, and the 2029 Notes are not convertible for the three months ending June 30, 2026. For additional information regarding the 2029 Notes, refer to LivaNova’s 2025 Form 10-K.
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
Although there is no legal obligation to deliver any hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of March 31, 2026 was $41.0 million (€35.5 million), which represented the estimated low end of the range of loss, with an estimated maximum end of the range of loss of $54.6 million (€47.3 million). The estimated liability as of December 31, 2025 was $41.8 million (€35.6 million).
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
In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations, further requiring the Public Administrations to pay Sorin €292,000 ($336,677 as of March 31, 2026) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal. In March 2019, the Court of Appeal issued a partial decision on the merits declaring LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the spin-off of Sorin from SNIA in 2004, an estimated €572.1 million ($659.6 million as of March 31, 2026). LivaNova appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of €453.6 million ($523.0 million as of March 31, 2026). LivaNova appealed the decision on damages in December 2021. In February 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision was reached on the appeal to the Italian Supreme Court, subject to LivaNova providing a first demand bank guarantee of €270.0 million ($311.3 million as of March 31, 2026); LivaNova delivered the SNIA Litigation Guarantee in March 2022.
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
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger, as well as the environmental liabilities of the demerged company that materialized after the demerger, which are derived from actions performed prior to the demerger; however, the Italian Supreme Court also ruled that the Company should not be held responsible for certain payments previously approved by the Court of Appeal in the amount of €157.3 million ($181.3 million as of March 31, 2026). The case was referred back to the Court of Appeal to implement the decisions respecting costs and damages in accordance with the judgment of the Italian Supreme Court.
On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information on the financing of the guarantee, refer to “Note 11. Supplemental Financial Information.”
On May 15, 2025, as a procedural step, the Public Administrations served the Company with a filing to return the proceedings to the Court of Appeal. In addition to seeking a return of the case to the Court of Appeal, the Public Administrations asserted that the Court of Appeal forgo an examination of the amounts disapproved by the Italian Supreme Court and instead impose costs of €108.8 million ($125.4 million as of March 31, 2026) at a minimum. These assertions are counter to the decision of the Italian Supreme Court’s judgment, which disapproved costs of €157.3 million ($181.3 million as of March 31, 2026). The Public Administrations’ filing is not a legal judgment or demand for payment.
At a hearing on January 28, 2026, the Court of Appeal scheduled a hearing for June 24, 2026 to allow the parties to discuss a possible out-of-court resolution of the matter. Discussions remain ongoing, and there can be no assurance that they will result in a settlement.
As a result of the March 14, 2025 decision by the Italian Supreme Court, the Company recorded a current liability in the first quarter of 2025. As of March 31, 2026, the current liability on the consolidated balance sheet was €337.8 million ($389.5 million), representing the Company’s best estimate inclusive of estimated costs, fees, interest, and taxes. These estimated costs do not include the Company’s legal fees, which are expensed as incurred and included in SG&A in LivaNova’s condensed consolidated statements of income (loss). As of the date of this filing, the Company believes the amount recorded for the SNIA matter remains its best estimate and has determined that it has sufficient resources to satisfy the liability.
Product Liability Litigation
The Company continues to be involved in litigation involving LivaNova’s 3T device. The litigation includes the cases remaining in the federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania and various U.S. state courts, as well as claims in jurisdictions outside the United States. As of May 6, 2026, the Company was aware of approximately 60 filed and unfiled claims worldwide. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
As of March 31, 2026 and December 31, 2025, the provision for these matters was $12.6 million and $15.6 million, respectively. While the amount accrued represents LivaNova’s best estimate for those worldwide filed and unfiled claims of which LivaNova is aware and believes are both probable and estimable at this time, the actual liability for resolution of these matters may vary from the Company’s provision. A provision has not been recorded for any claims where a potential loss is not determined to be probable, or a potential loss or range of potential loss is not reasonably estimable at this time.

The following table presents the changes in the litigation provision liability for the three months ended March 31, 2026 (in thousands):

As of December 31, 2025	$15,602
Payments	(2,835)
Adjustments (1)	15
FX and other	(141)
As of March 31, 2026	12,641
Less: Current portion as of March 31, 2026	9,643
Long-term portion as of March 31, 2026 (2)	$2,998
(1)Adjustments to the litigation provision are included in other operating expense on the condensed consolidated statements of income (loss).
(2)Included in other long-term liabilities on the condensed consolidated balance sheets.
Italian MedTech Payback Measure
In 2015, the Italian Parliament introduced a law regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a payback measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In 2024, the Constitutional Court upheld the payback law, and it entered into force in August 2025. In June 2025, the Italian government introduced a settlement mechanism for 2015-2018 obligations, in which the Company elected to participate. In September 2025, the Company paid €3.5 million ($4.0 million as of March 31, 2026), representing full settlement of its obligations for that period, and reversed the remaining $3.8 million reserve associated with those years. As of March 31, 2026 and December 31, 2025, the Company had a reserve of $13.3 million and $12.8 million, respectively, reflecting its best estimate of the full potential obligation for 2019 to present; however, the actual liability could vary. The reserve is included in accrued liabilities and other in the condensed consolidated balance sheets. Amounts recognized associated with the Italian MedTech payback measure are recorded as a reduction to net revenue in the condensed consolidated statements of income (loss).
Other Matters
LivaNova is the subject of various pending or threatened legal actions and proceedings that arise in the ordinary course of LivaNova’s business. These matters are subject to many uncertainties and outcomes that are not predictable and may not be known for extended periods of time. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on LivaNova’s consolidated results of operations, financial condition, and/or cash flows.
Note 6. Shareholders’ Equity
The tables below present the condensed consolidated statements of shareholders’ equity as of and for the three months ended March 31, 2026 and 2025 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares	Total Shareholders’ Equity
December 31, 2025	55,535	$84,564	$2,254,980	$7,330	$(1,145,721)	$(1,166)	$1,199,987
Share-based compensation plans	3	—	(224)	—	—	—	(224)
Net income	—	—	—	—	22,294	—	22,294
Other comprehensive loss	—	—	—	(10,731)	—	—	(10,731)
March 31, 2026	55,538	$84,564	$2,254,756	$(3,401)	$(1,123,427)	$(1,166)	$1,211,326

December 31, 2024	54,438	$83,156	$2,220,658	$(80,170)	$(903,250)	$(136)	$1,320,258
Share-based compensation plans	1,003	1,290	3,920	—	—	(1,290)	3,920
Net loss	—	—	—	—	(327,322)	—	(327,322)
Other comprehensive income	—	—	—	37,442	—	—	37,442
March 31, 2025	55,441	$84,446	$2,224,578	$(42,728)	$(1,230,572)	$(1,426)	$1,034,298

The tables below present the changes in AOCI, net of tax, for the three months ended March 31, 2026 and 2025 (in thousands):

Foreign Currency Translation Adjustments (1)
December 31, 2025	$7,330
Other comprehensive loss before reclassifications, net of tax	(10,731)
Reclassification of amounts from AOCI, net of tax	—
Net current-period other comprehensive loss, net of tax	(10,731)
March 31, 2026	$(3,401)
(1)Taxes were not provided for foreign currency translation adjustments, as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

Foreign Currency Translation Adjustments (1)
December 31, 2024	$(80,170)
Other comprehensive income before reclassifications, net of tax	37,442
Reclassification of amounts from AOCI, net of tax	—
Net current-period other comprehensive income, net of tax	37,442
March 31, 2025	$(42,728)
(1)Taxes were not provided for foreign currency translation adjustments, as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.
Note 7. Share-Based Incentive Plans
Share-Based Compensation Expense
The following table presents the amounts of share-based compensation expense recognized in LivaNova’s condensed consolidated statements of income (loss) by type of arrangement (in thousands):

	Three Months Ended March 31,
	2026	2025
Service-based RSUs	$4,438	$3,548
Service-based SARs	3,085	2,753
Market performance-based RSUs	168	414
Operating performance-based RSUs	226	821
Employee share purchase plan	353	247
	$8,270	$7,783
Share-based compensation granted for the three months ended March 31, 2026, representing potential shares and their weighted average grant date fair values by type, is as follows (shares in thousands, fair value in dollars):

	Three Months Ended March 31, 2026
	Shares	Weighted Average Grant Date Fair Value
Service-based RSUs	533	$61.27
Performance-based RSUs (1) (2)	188	70.26
(1)Awards cliff vest after three years and are subject to performance conditions, including the rank of LivaNova’s total shareholder return for the three-year period ending December 31, 2028 relative to the total shareholder returns of the S&P Healthcare Equipment Select Constituents index, as well as the achievement of specified cumulative revenue growth and adjusted EPS performance thresholds.

(2)Represents shares based on an assumed 100% performance achievement. Performance-based RSU awards have a minimum and maximum possible achievement level of 0% and 200%, respectively.
Note 8. Income Taxes
LivaNova’s effective income tax rate for the three months ended March 31, 2026 and 2025 was 15.8% and (3.7)%, respectively. The changes in the effective tax rates for the three months ended March 31, 2026, compared to the prior year period, were primarily attributable to year-over-year changes in income before income tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability, and changes in valuation allowances.
The OBBBA was enacted in the U.S. on July 4, 2025 and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. LivaNova has accounted for the relevant changes within its annual effective tax rate and cash taxes.
The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Depending on operating results in the future, a release of a valuation allowance could occur within the next 12 months. The timing and amount of the valuation allowance release could vary based on the Company’s assessment of all available evidence.
Note 9. Earnings (Loss) Per Share
The following table presents basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2026	2025
Basic earnings (loss) per share	$0.41	$(6.01)
Diluted earnings (loss) per share	0.40	(6.01)
The following table presents the reconciliations of net income (loss) and weighted average shares outstanding used in the calculations of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,
	2026	2025
Numerator (1):
Net income (loss) - basic and diluted	$22,294	$(327,322)

Denominator:
Basic weighted average shares outstanding	54,688	54,421
Add: Dilutive effect of share-based compensation and convertible debt instruments (1) (2)	1,256	—
Diluted weighted average shares outstanding	55,944	54,421
(1)For the three months ended March 31, 2026 and 2025, the 2029 Notes were outstanding and potentially dilutive securities but were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive.
(2)Excluded from the computation of diluted earnings (loss) per share were shares underlying stock options, SARs, and RSUs totaling 0.1 million and 4.6 million for the three months ended March 31, 2026 and 2025, respectively, because to include them would have been anti-dilutive under the treasury stock method.
Note 10. Segment and Geographic Information
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

LivaNova’s Neuromodulation segment is engaged in the design, development, manufacture, marketing, and sale of devices that deliver neuromodulation therapy for treating DRE and DTD. Neuromodulation products include the VNS Therapy System, which consists of an implantable pulse generator, a lead that connects the generator to the vagus nerve, and other accessories. This segment also includes the design and development of neurostimulation devices for treating OSA.
The following table presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended March 31,
	2026	2025
Cardiopulmonary
United States	$69,279	$60,834
Europe (1)	57,304	44,507
Rest of World (1)	82,072	70,979
	208,655	176,320
Neuromodulation
United States	115,400	108,334
Europe (1)	18,348	15,194
Rest of World (1)	18,040	15,365
	151,788	138,893
Other Revenue (2)	1,815	1,642
Totals
United States	184,678	169,164
Europe (1)	75,652	59,701
Rest of World (1)	101,928	87,990
	$362,258	$316,855
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other Revenue” includes rental and site services income not allocated to segments.
LivaNova defines segment income as operating income before restructuring expense, amortization of intangible assets, the Saluggia site provision, merger and integration expense, and other income and expense not allocated to segments. Other income and expense not allocated to segments primarily includes corporate expense and rental income. LivaNova’s CODM is the Company’s CEO, who is regularly provided the results comprising segment income to make strategic business decisions, including, but not limited to, evaluation of the Company’s business portfolio, R&D investment decisions, and consideration of the Company’s organizational structure.
The following table presents a reconciliation of segment income to consolidated income (loss) before income tax (in thousands):

	Three Months Ended March 31,
	2026	2025
Cardiopulmonary	$30,067	$24,691
Neuromodulation	44,154	52,353
Segment income	74,221	77,044
Other expense	(32,750)	(28,427)
Operating income	41,471	48,617
SNIA environmental liability expense	—	(360,393)
Interest expense (1)	(8,291)	(15,286)
Foreign exchange and other income/(expense)	(5,695)	11,416
Income (loss) before income tax	$27,485	$(315,646)

(1)“Interest expense” includes contractual interest expense associated with LivaNova’s short- and long-term financing arrangements and the amortization of debt discount and issuance costs of $4.8 million and $5.7 million for the three months ended March 31, 2026 and 2025, respectively.
The following table presents the components of segment income, including significant expenses, of LivaNova’s reportable segments (in thousands):

	Cardiopulmonary		Neuromodulation
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Net revenue	$208,655	$176,320	$151,788	$138,893
Less:
Cost of sales	100,929	84,920	14,221	13,386
Selling, general, and administrative	59,849	53,959	52,619	47,570
Research and development	17,795	12,044	40,794	25,584
3T litigation provision	15	706	—	—
	$30,067	$24,691	$44,154	$52,353
The following table presents assets by reportable segment (in thousands):

	March 31, 2026	December 31, 2025
Cardiopulmonary	$1,046,099	$1,045,189
Neuromodulation	650,103	639,742
Other assets (1)	820,149	921,122
	$2,516,351	$2,606,053
(1)“Other assets” primarily include corporate assets not allocated to segments.
The following table presents capital expenditures by segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Cardiopulmonary	$10,409	$5,169
Neuromodulation	8,843	2,033
Other capital expenditures (1)	4,409	3,102
	$23,661	$10,304
(1)“Other capital expenditures” primarily includes corporate capital expenditures not allocated to segments.
The following table presents changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2026 (in thousands):

	Cardiopulmonary	Neuromodulation	Total
December 31, 2025	$394,086	$398,754	$792,840
Foreign currency adjustments	(7,250)	—	(7,250)
March 31, 2026	$386,836	$398,754	$785,590

Geographic Information
The following table presents property, plant, and equipment, net by geographic region (in thousands):

	March 31, 2026	December 31, 2025
United States	$86,404	$79,499
Europe	152,886	147,303
Rest of World	16,193	15,801
	$255,483	$242,603
Note 11. Supplemental Financial Information
The following table presents the components of inventories (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$72,313	$75,800
Work-in-process	18,104	12,875
Finished goods	75,087	76,026
	$165,504	$164,701
As of March 31, 2026 and December 31, 2025, inventories included adjustments totaling $19.1 million and $18.0 million, respectively, to record balances at the lower of cost or net realizable value.
The following table presents the components of accrued liabilities and other (in thousands):

	March 31, 2026	December 31, 2025
Legal and professional costs	$24,616	$18,396
Italian MedTech payback measure	13,329	12,839
Contract liabilities	16,198	11,510
Operating lease liabilities	8,959	8,788
Royalty accrual	4,824	4,758
Provisions for agents, returns, and other	4,362	5,322
Research and development costs	1,414	1,234
Current derivative liabilities	613	99
Interest payable	234	4,638
Other accrued expenses	28,100	26,989
	$102,649	$94,573
As of March 31, 2026 and December 31, 2025, contract liabilities totaling $20.8 million and $17.9 million, respectively, were included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.

The following table presents the items included in foreign exchange and other income/(expense) on the condensed consolidated statements of income (loss) (in thousands):

	Three Months Ended March 31,
	2026	2025
Fair value adjustment - 2029 Embedded Derivative (1)	$(9,350)	$14,593
Interest income	3,552	6,443
Fair value adjustment - 2029 Capped Calls (1)	1,726	(6,545)
Impairment of investment	(1,132)	—
FX fluctuations	(589)	(610)
Investment revaluation - Ceribell, Inc.	—	(2,614)
Fair value adjustment - 2025 Embedded Derivative (1)	—	2,041
Fair value adjustment - 2025 Capped Calls (1)	—	(1,819)
Other	98	(73)
	$(5,695)	$11,416
(1)Refer to “Note 3. Fair Value Measurements.”
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
The following table presents a summary of the corrections to the impacted financial statement line items in the Company’s financial statements previously issued in the unaudited March 31, 2025 Quarterly Report on Form 10-Q (in thousands):

	Three Months Ended March 31, 2025
	As Previously Reported	Adjustment	As Revised
Cost of sales	$96,080	$4,521	$100,601
Gross profit	220,775	(4,521)	216,254
Selling, general, and administrative	133,667	(4,521)	129,146

The following table presents a summary of the corrections to the impacted Cardiopulmonary disaggregated segment income table line items in “Note 10. Geographic and Segment Information” previously included in the unaudited March 31, 2025 Quarterly Report on Form 10-Q (in thousands):

	Three Months Ended March 31, 2025
	As Previously Reported	Adjustment	As Revised
Cost of sales	$80,399	$4,521	$84,920
Selling, general, and administrative	58,480	(4,521)	53,959

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes, which appear elsewhere in this Report, and with LivaNova’s 2025 Form 10-K. LivaNova’s discussion and analysis may contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Part I, Item 1A. of LivaNova’s 2025 Form 10-K, as updated and supplemented by LivaNova’s Quarterly Reports on Form 10-Q, including in Part II, Item 1A. and elsewhere in this Report. The accompanying unaudited condensed consolidated financial statements of LivaNova and its consolidated subsidiaries have been prepared in accordance with U.S. GAAP on an interim basis. The capitalized terms used below are defined in the “Definitions” section and in the notes to LivaNova’s condensed consolidated financial statements in this Report.
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
Macroeconomic Environment and Global Supply Chain
The current macroeconomic environment, including FX volatility, inflationary pressures, and geopolitical instability, and global supply chain challenges have impacted and may continue to impact LivaNova’s business, consolidated results of operations, financial condition, and/or cash flows. Furthermore, LivaNova continues to experience logistical, capacity, and labor constraints. However, to date, the Company’s supply of raw materials and the production and distribution of finished products have not been materially affected. The Company continues to respond to such challenges. While LivaNova has business continuity plans in place, the impact of the ongoing challenges the Company is navigating, along with their potential escalation, may adversely affect its business.
In addition, the impact that the imposition of tariffs and changes to global trade policies could have on the Company’s results of operations is uncertain. A significant number of LivaNova’s Cardiopulmonary products and component parts are sourced and produced outside of the U.S., including in Italy and Germany. Similarly, LivaNova manufactures its Neuromodulation products in the U.S., which are then often distributed internationally. For additional information, see “Part I, Item 1A. Risk Factors” of the Company’s 2025 Form 10-K.
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
Neuromodulation
LivaNova’s Neuromodulation segment is engaged in the design, development, manufacture, marketing, and sale of devices that deliver neuromodulation therapy for treating DRE and DTD, as well as the design and development of neurostimulation devices for treating OSA.

The segment’s principal product for DRE and DTD, the VNS Therapy System, consists of an implantable pulse generator and connective lead that stimulates the left vagus nerve, surgical equipment to assist with the implant procedure, and equipment and instruction manuals that enable a treating healthcare professional to set parameters for a patient’s pulse generator. The lead does not need to be removed to replace a generator with a depleted battery.
The Neuromodulation segment also includes devices for the treatment of OSA, which are designed to stimulate the hypoglossal nerve and activate specific tongue and palate muscles to help keep the airway open during sleep. On March 18, 2026, the FDA granted PMA for the aura6000 System for the treatment of adult patients with moderate to severe OSA who have failed, do not tolerate, or are ineligible for first-line therapies, such as positive airway pressure.
Critical Accounting Estimates
For a discussion of LivaNova’s critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Form 10-K. For the three months ended March 31, 2026, there were no material changes to the application of critical accounting policies and estimates previously disclosed in LivaNova’s 2025 Form 10-K.
Results of Operations
The following table presents LivaNova’s condensed consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenue	$362,258	$316,855
Cost of sales (1)	118,509	100,601
Gross profit (1)	243,749	216,254
Operating expenses:
Selling, general, and administrative (1)	143,568	129,146
Research and development	58,695	37,879
Other operating expense	15	612
Operating income	41,471	48,617
SNIA environmental liability expense	—	(360,393)
Interest expense	(8,291)	(15,286)
Foreign exchange and other income/(expense)	(5,695)	11,416
Income (loss) before income tax	27,485	(315,646)
Income tax expense	4,340	11,656
Loss from equity method investments	(851)	(20)
Net income (loss)	$22,294	$(327,322)
(1)The above table presents revised financial results, as discussed in “Note 1. Unaudited Condensed Consolidated Financial Statements” and “Note 13. Revision of Previously Issued Financial Statements” in the condensed consolidated financial statements in this Report.

Net Revenue
The following table presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Cardiopulmonary
United States	$69,279	$60,834	13.9%
Europe (1)	57,304	44,507	28.8%
Rest of World (1)	82,072	70,979	15.6%
	208,655	176,320	18.3%
Neuromodulation
United States	115,400	108,334	6.5%
Europe (1)	18,348	15,194	20.8%
Rest of World (1)	18,040	15,365	17.4%
	151,788	138,893	9.3%
Other Revenue (2)	1,815	1,642	10.5%
Totals
United States	184,678	169,164	9.2%
Europe (1)	75,652	59,701	26.7%
Rest of World (1)	101,928	87,990	15.8%
	$362,258	$316,855	14.3%
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other Revenue” includes rental and site services income not allocated to segments.
The following table presents segment income (1) (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Cardiopulmonary	$30,067	$24,691	21.8%
Neuromodulation	44,154	52,353	(15.7)%
	$74,221	$77,044	(3.7)%
(1)For a reconciliation of segment income to consolidated income (loss) before income tax, refer to “Note 10. Segment and Geographic Information” in the condensed consolidated financial statements in this Report.
Cardiopulmonary
Cardiopulmonary net revenue for the three months ended March 31, 2026 increased 18.3% to $208.7 million compared to the three months ended March 31, 2025, with growth across all regions, driven by Essenz Perfusion System sales, strong consumables demand, and favorable realized price.
Cardiopulmonary segment income for the three months ended March 31, 2026 was $30.1 million, compared to segment income of $24.7 million for the three months ended March 31, 2025. The increase in segment income primarily resulted from an increase in net revenue, as described above.
Neuromodulation
Neuromodulation net revenue for the three months ended March 31, 2026 increased 9.3% to $151.8 million compared to the three months ended March 31, 2025, with growth across all regions, driven by total implant growth and favorable realized price.
Neuromodulation segment income for the three months ended March 31, 2026 was $44.2 million, compared to $52.4 million for the three months ended March 31, 2025. The decrease in segment income primarily resulted from $9.7 million of higher expense from the net unfavorable change in fair value of contingent consideration arrangements associated with the ImThera acquisition, as well as a $5.5 million increase in R&D expense associated with the design and development of neurostimulation devices for treating OSA, partially offset by an increase in net revenue, as described above.
Cost of Sales and Expenses
The following table presents costs and expenses as a percentage of net revenue:

	Three Months Ended March 31,
	2026	2025	Change
Cost of sales (1)	32.7%	31.7%	1.0%
Selling, general, and administrative (1)	39.6%	40.8%	(1.2)%
Research and development	16.2%	12.0%	4.2%
Other operating expense	—%	0.2%	(0.2)%
(1)The above table and commentary below present revised financial results, as discussed in “Note 1. Unaudited Condensed Consolidated Financial Statements” and “Note 13. Revision of Previously Issued Financial Statements” in the condensed consolidated financial statements in this Report.
Cost of Sales
Cost of sales consists of direct labor, allocated manufacturing overhead, and the acquisition of raw materials and components.
Cost of sales as a percentage of net revenue was 32.7% for the three months ended March 31, 2026, representing an increase of 1.0 percentage points compared to the three months ended March 31, 2025, primarily due to unfavorable product mix.
Selling, General, and Administrative Expense
SG&A expense consists of sales, marketing, general, and administrative activities.
SG&A expense as a percentage of net revenue was 39.6% for the three months ended March 31, 2026, representing a decrease of 1.2 percentage points compared to the three months ended March 31, 2025, primarily driven by fixed cost leverage.
Research and Development Expense
R&D expense consists of product design and development efforts, clinical study programs, and regulatory activities.
R&D expense as a percentage of net revenue was 16.2% for the three months ended March 31, 2026, representing an increase of 4.2 percentage points compared to the three months ended March 31, 2025, primarily due to $8.9 million of higher expense from the net unfavorable change in fair value of the milestone-based contingent consideration arrangement associated with the ImThera acquisition, as well as a $5.5 million increase in costs associated with the design and development of neurostimulation devices for treating OSA.
SNIA Environmental Liability Expense
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger, as well as the environmental liabilities of the demerged company that materialized after the demerger, which are derived from actions performed prior to the demerger. As a result of the decision by the Italian Supreme Court, the Company recorded €333.3 million ($360.4 million) as SNIA environmental liability expense for the three months ended March 31, 2025. For additional information, refer to “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
Interest Expense
Interest expense decreased to $8.3 million for the three months ended March 31, 2026, compared to $15.3 million for the three months ended March 31, 2025, primarily due to repayments of the Term Facilities and 2025 Notes. For additional information, refer to “Note 4. Financing Arrangements” in the condensed consolidated financial statements in this Report.
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

Foreign exchange and other income/(expense) was expense of $5.7 million for the three months ended March 31, 2026, compared to income of $11.4 million for the three months ended March 31, 2025. For additional information, refer to “Note 11. Supplemental Financial Information” in the condensed consolidated financial statements in this Report.
Income Tax Expense
LivaNova’s effective income tax rate for the three months ended March 31, 2026 and 2025 was 15.8% and (3.7)%, respectively. The changes in the effective tax rates for the three months ended March 31, 2026, compared to the prior year period, were primarily attributable to year-over-year changes in income before income tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability, and changes in valuation allowances.
The OBBBA was enacted in the U.S. on July 4, 2025 and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. LivaNova has accounted for the relevant changes within its annual effective tax rate and cash taxes.
The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Depending on operating results in the future, a release of a valuation allowance could occur within the next 12 months. The timing and amount of the valuation allowance release could vary based on the Company’s assessment of all available evidence.
Liquidity and Capital Resources
Based on LivaNova’s current business plan, the Company believes that its sources of liquidity, which primarily consist of cash and cash equivalents, future cash generated from operations, and available borrowings under its revolving credit facility, will be sufficient to fund its uses of liquidity, primarily consisting of day-to-day operating expenses, working capital, capital expenditures, acquisition earnouts, commitments and contingencies, including the SNIA environmental liability, and debt service requirements over the twelve-month period beginning from the issuance date of this Report. From time to time, LivaNova may access debt and/or equity markets to optimize its capital structure, raise additional capital, or increase liquidity, as necessary. LivaNova’s liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Part I, Item 1A. Risk Factors” in the 2025 Form 10-K, as well as “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
LivaNova’s operating and working capital obligations primarily consist of liabilities arising from the normal course of business, including inventory supply contracts, the future settlement of derivative instruments, and future payments of operating leases, as well as contingent consideration arrangements resulting from acquisitions and obligations associated with legal and other accruals.
The following table presents selected financial information related to LivaNova’s liquidity (in thousands):

	March 31, 2026	December 31, 2025
Available Short-term Liquidity
Cash and cash equivalents	$539,706	$635,552
Availability under the 2021 First Lien Credit Agreement	225,000	225,000
	$764,706	$860,552
Working Capital
Current assets	$1,014,237	$1,101,613
Current liabilities	762,478	808,072
	$251,759	$293,541
Debt Obligations
Current portion of long-term debt (1)	$121	$30,878
Short-term unsecured borrowing arrangements	2,507	594
Current debt obligations	2,628	31,472
Long-term debt obligations (1)	285,160	345,185
	$287,788	$376,657
(1)On January 8, 2026, LivaNova made an early repayment of $95.9 million on principal borrowings in full under the Term Facilities.

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
Cash Flows
The following table presents net cash, cash equivalents, and restricted cash provided by (used in) operating, investing, and financing activities and the net (decrease) increase in the balance of cash, cash equivalents, and restricted cash (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating activities	$15,216	$23,966
Investing activities	(14,580)	(10,628)
Financing activities	(94,245)	(4,421)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,237)	5,964
Net (decrease) increase in cash, cash equivalents, and restricted cash (1)	$(95,846)	$14,881
(1)On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information, refer to “Note 5. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2026 decreased by $8.8 million, compared to the same prior year period, primarily due to an increase in annual incentive payouts and higher cash outflows for inventories, partially offset by higher customer collections resulting from an increase in sales, as well as lower payments for professional services.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2026 increased $4.0 million, compared to the same prior year period, primarily due to an increase in purchases of property, plant, and equipment of $3.5 million, principally related to purchases and development of internal-use software.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2026 increased $89.8 million, compared to the same prior year period, primarily resulting from the January 2026 early repayment of the Term Facilities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
LivaNova is exposed to certain market risks as part of its ongoing business operations, including risks from foreign currency exchange and interest rates, as well as credit risk, that could adversely affect LivaNova’s consolidated results of operations, financial condition, and/or cash flows. The Company manages these risks through regular operating and financing activities and derivative financial instruments. Quantitative and qualitative disclosures about these risks are included in this Report in “Part I, Item 1. Financial Statements, Note 2. Derivatives and Risk Management,” “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in LivaNova’s 2025 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1A. Risk Factors.”
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
Applicable SEC rules require an evaluation of the effectiveness of the Company’s disclosure controls and procedures. LivaNova’s management, under the supervision and with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, LivaNova’s CEO and CFO concluded that, as of March 31, 2026, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in LivaNova’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, LivaNova’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of LivaNova’s material pending legal and regulatory proceedings and settlements, refer to “Note 5. Commitments and Contingencies” in the Company’s condensed consolidated financial statements included in this Report.
ITEM 1A. RISK FACTORS
There have been no material changes in LivaNova’s risk factors from those disclosed in Part I, Item 1A of the Company’s 2025 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
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
LivaNova’s gross revenue and net profits attributable to the above-mentioned Iranian activities were $1.6 million and $0.8 million for the three months ended March 31, 2026.
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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2026 and 2025, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: May 6, 2026	By:	/s/ VLADIMIR MAKATSARIA
Vladimir Makatsaria
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: May 6, 2026	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)