Form 10-Q
period 2026-06-30
LivaNova PLC
filed 2026-08-05
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
or
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
5220 Valiant Court, Gloucester Business Park, Gloucester, United Kingdom, GL3 4FE
(Address of principal executive offices) .................................................................. (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding on July 29, 2026
Ordinary Shares - £1.00 par value per share	55,093,507

LIVANOVA PLC

DEFINITIONS
In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, the following terms and abbreviations have the meanings listed below. “LivaNova” and the “Company” refer to LivaNova PLC and its consolidated subsidiaries.

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

ECJ	European Court of Justice
Embedded Derivatives	The bifurcated embedded derivatives associated with the 2025 Notes and 2029 Notes, collectively
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FX	Foreign currency exchange rate
HLM	Heart-lung machine
IEEPA	International Emergency Economic Powers Act
ImThera	ImThera Medical, Inc. was a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea that LivaNova acquired in 2018

Abbreviation	Definition
Incremental Facility Amendment No. 2	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated July 6, 2022
Incremental Facility Amendment No. 3	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated March 8, 2024
Initial Term Facility	$300.0 million term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
IPR&D	In-Process Research and Development
ISIN	National Inspectorate for Nuclear Safety and Radiation Protection, a sub-body of the Italian Ministry of Economic Development
LivaNova PLC	A public limited company organized under the laws of England and Wales on February 20, 2015
LivaNova USA	LivaNova USA, Inc.
LSM	LivaNova Site Management S.r.l.
MedTech	Medical technology
Nasdaq	Nasdaq Global Select Market
OBBBA	One Big Beautiful Bill Act
OSA	Obstructive sleep apnea
PMA	Premarket approval
Public Administrations	The Italian Ministry of the Environment and other Italian government agencies
R&D	Research and development
Report	This Quarterly Report on Form 10-Q
RSU	Restricted stock unit
SAR	Stock appreciation right
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SG&A	Selling, general, and administrative
SNIA	SNIA S.p.A.
SNIA Litigation Guarantee	A first demand bank guarantee of €270.0 million in connection with the SNIA environmental litigation
Sorin	Sorin S.p.A.
Term Facilities	The Initial Term Facility, together with the Delayed Draw Term Facility
TRD	Treatment-resistant Depression - LivaNova’s RECOVER clinical study defines the patient population using the inclusion criteria for TRD, typically characterized by major depressive disorder that does not adequately respond to at least two different antidepressant treatments given at an appropriate dose and duration. As a result, the Company uses TRD in the context of the RECOVER study to maintain consistency with the study protocol approved by the U.S. Centers for Medicare & Medicaid Services. Meanwhile, the Company’s broader business and strategic communications reference DTD as the preferred disease state when speaking more broadly about depression treatment, as it is a more inclusive and clinically evolving concept that encompasses patients whose depression continues to cause significant burden despite usual treatment efforts. References to either term in this filing are context-dependent but describe overlapping populations.
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
UK	United Kingdom
USD	U.S. dollar
VNS Therapy	LivaNova Vagus Nerve Stimulation Therapy

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this Report, other than statements of historical or current fact, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements include, but are not limited to, LivaNova’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects, or future events, and involve known and unknown risks that are difficult to predict. As a result, the Company’s actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. Generally, forward-looking statements can be identified by the use of words such as “may,” “could,” “seek,” “guidance,” “predict,” “potential,” “likely,” “believe,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “forecast,” “foresee,” or variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by LivaNova and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and shareholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties, and other important factors, many of which are beyond the Company’s control, that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report, and include, but are not limited to, the following risks and uncertainties: risks associated with doing business globally, including volatility in the global market and worldwide economic conditions; adverse changes in export and import costs and other trade restrictions as well as uncertainty over global tariffs; risks relating to supply chain pressures; failure to protect, maintain, or upgrade LivaNova’s IT systems or products, or safeguard against cybersecurity incidents, service disruptions, or data corruption; costs of complying with privacy and security of personal information requirements and laws; changes in technology, including the development of superior or alternative technology or devices by competitors and/or competition from providers of alternative medical therapies; risks related to AI integration and regulation; failure of investments, alliances, supply agreements, acquisitions, or divestitures to achieve expected returns; failure to maintain appropriate working relationships with healthcare professionals to aid in the continuing development of products; the risk of quality issues and the impacts thereof; risks relating to recalls, replacement of inventory, enforcement actions, or product liability claims; failure to comply with, or changes in, laws, regulations, or administrative practices affecting government regulation of the Company’s products; failure to retain talent, maintain an effective succession plan, and negotiate successfully with local works councils; failure to obtain or maintain approvals, clearance, or reimbursement in relation to the Company’s products; unfavorable results from clinical studies or failure to meet milestones; global healthcare policy changes that may lead to restricted access and pricing as well as payback requirements and limited reimbursement; failure to comply with rules relating to healthcare goods and services as well as anti-bribery laws; the unfavorable impact of pending or existing climate change; product liability, intellectual property, shareholder-related, environmental-related, income tax, and other litigation, disputes, losses, and costs, including in the case of the Company’s 3T Heater-Cooler litigation; risks associated with environmental laws and regulations as well as environmental liabilities, violations, and litigation, including in the case of Saluggia and SNIA; failure to protect the Company’s proprietary intellectual property; changes in tax laws and regulations, including exposure to additional income tax liabilities; risks relating to the Company’s indebtedness; risks associated with potential government shutdowns; the potential for impairments of intangible assets, goodwill, and other long-lived assets; risks associated with public health crises; risks associated with shareholder activism; effectiveness of the Company’s internal controls over financial reporting; changes in the Company’s profitability and/or failure to manage costs and expenses; fluctuations in future quarterly operating results and/or variations in revenue and operating expenses relative to estimates; and other unknown or unpredictable factors that could harm the Company’s financial performance.
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
Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of future results, including the full fiscal year. Also refer to the Company’s “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in LivaNova’s 2025 Form 10-K and in the Company’s Quarterly Reports on Form 10-Q.
Financial Information and Currency of Financial Statements
All of the financial information included in this Report has been prepared in accordance with U.S. GAAP. The reporting currency of the Company’s condensed consolidated financial statements is USD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$390,587	$352,524	$752,845	$669,379
Cost of sales	116,917	113,536	235,426	214,137
Gross profit	273,670	238,988	517,419	455,242
Operating expenses:
Selling, general, and administrative	158,128	137,780	301,696	266,926
Research and development	53,662	47,185	112,357	85,064
Other operating expense	12,396	(160)	12,411	452
Operating income	49,484	54,183	90,955	102,800
SNIA environmental liability expense	—	(1,677)	—	(362,070)
Interest expense	(7,176)	(14,931)	(15,467)	(30,217)
Foreign exchange and other income/(expense)	(23,829)	(4,255)	(29,524)	7,161
Income (loss) before income tax	18,479	33,320	45,964	(282,326)
Income tax (benefit) expense	(90,204)	6,151	(85,864)	17,807
Loss from equity method investments	(114)	(8)	(965)	(28)
Net income (loss)	$108,569	$27,161	$130,863	$(300,161)

Basic earnings (loss) per share	$1.98	$0.50	$2.39	$(5.51)
Diluted earnings (loss) per share	$1.93	$0.50	$2.33	$(5.51)

Basic weighted average shares outstanding	54,971	54,577	54,831	54,502
Diluted weighted average shares outstanding	56,270	54,708	56,109	54,502
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$108,569	$27,161	$130,863	$(300,161)
Other comprehensive (loss) income
Foreign currency translation adjustments	(10,985)	50,841	(21,716)	88,283
Total other comprehensive (loss) income	(10,985)	50,841	(21,716)	88,283
Total comprehensive income (loss)	$97,584	$78,002	$109,147	$(211,878)
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$516,619	$635,552
Accounts receivable, net of allowance of $10,720 as of June 30, 2026 and $12,527 as of December 31, 2025	231,303	215,985
Inventories	172,612	164,701
Prepaid and refundable taxes	42,870	48,606
Prepaid expenses and other current assets	61,641	36,769
Total Current Assets	1,025,045	1,101,613
Property, plant, and equipment, net	273,335	242,603
Goodwill	779,144	792,840
Intangible assets, net	217,003	229,964
Operating lease assets	56,712	55,519
Investments	15,270	20,291
Deferred tax assets	198,749	110,983
Long-term derivative assets	57,293	36,551
Other assets	18,310	15,689
Total Assets	$2,640,861	$2,606,053
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current debt obligations	$3,583	$31,472
Accounts payable	103,392	97,157
Accrued liabilities and other	103,831	94,573
SNIA environmental liability	385,023	396,242
Current contingent consideration	—	50,030
Current litigation provision liability	20,132	12,552
Taxes payable	22,071	33,133
Accrued employee compensation and related benefits	68,972	92,913
Total Current Liabilities	707,004	808,072
Long-term debt obligations	289,908	345,185
Long-term contingent consideration	42,121	42,045
Deferred tax liabilities	9,310	9,590
Long-term operating lease liabilities	49,671	48,327
Long-term employee compensation and related benefits	13,969	13,574
Long-term derivative liabilities	152,904	83,904
Other long-term liabilities	50,652	55,369
Total Liabilities	1,315,539	1,406,066
Commitments and contingencies (Note 6)
Shareholders’ Equity:
Ordinary Shares, £1.00 par value: Unlimited shares authorized; 55,601,145 shares issued and 55,051,768 shares outstanding as of June 30, 2026; 55,535,181 shares issued and 54,649,085 shares outstanding as of December 31, 2025	84,599	84,564
Additional paid-in capital	2,270,699	2,254,980
Accumulated other comprehensive (loss) income	(14,386)	7,330
Accumulated deficit	(1,014,858)	(1,145,721)
Treasury shares at cost, 549,377 ordinary shares as of June 30, 2026; 886,096 ordinary shares as of December 31, 2025	(732)	(1,166)
Total Shareholders’ Equity	1,325,322	1,199,987
Total Liabilities and Shareholders’ Equity	$2,640,861	$2,606,053
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income (loss)	$130,863	$(300,161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax (benefit) expense	(89,945)	2,763
Remeasurement of derivative instruments	52,213	(27,260)
Share-based compensation	25,152	16,957
Depreciation	17,052	13,293
Gain on sale of investment	(13,648)	—
Amortization of intangible assets	11,226	8,656
Remeasurement of contingent consideration to fair value	10,504	3,709
Amortization of debt issuance costs	9,707	11,397
Amortization of operating lease assets	5,515	7,762
Impairment of investment	1,132	—
Loss on debt extinguishment	857	2,651
Loss on investment revaluation - Ceribell, Inc.	—	3,622
Other, net	(304)	968
Changes in operating assets and liabilities:
Accounts receivable, net	(17,153)	(13,672)
Inventories	(10,145)	(6,038)
Other current and non-current assets	(17,446)	35,540
Accounts payable and accrued current and non-current liabilities	(32,711)	(33,171)
Taxes payable	(8,900)	(897)
Litigation provision liability	7,835	(1,303)
SNIA environmental liability	—	362,070
Net cash provided by operating activities	81,804	86,886
Investing Activities:
Purchases of property, plant, and equipment	(45,840)	(25,937)
Proceeds from investments	—	6,522
Other, net	(657)	(181)
Net cash used in investing activities	(46,497)	(19,596)
Financing Activities:
Repayment of long-term debt obligations	(95,938)	(210,250)
Payment of contingent consideration	(50,429)	—
Other, net	(4,326)	(3,153)
Net cash used in financing activities	(150,693)	(213,403)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,547)	16,195
Net decrease in cash, cash equivalents, and restricted cash	(118,933)	(129,918)
Cash, cash equivalents, and restricted cash at beginning of period	635,552	723,556
Cash and cash equivalents at end of period	$516,619	$593,638
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of LivaNova and the notes thereto as of and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova as of December 31, 2025 has been derived from audited consolidated financial statements contained in LivaNova’s 2025 Form 10-K but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries for the three and six months ended June 30, 2026, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying LivaNova’s 2025 Form 10-K. The Company has reclassified certain prior period amounts on the condensed consolidated statements of income (loss) and the condensed consolidated statements of cash flows for comparative purposes.
Significant Accounting Policies
LivaNova’s significant accounting policies are included within “Note 2. Basis of Presentation, Use of Accounting Estimates, and Significant Accounting Policies” and “Note 3. Revenue Recognition” of LivaNova’s 2025 Form 10-K.
Note 2. Intangible Assets
Upon receiving PMA from the FDA for the aura6000 System in March 2026, LivaNova reclassified its indefinite-lived IPR&D intangible asset of $112.0 million from the acquisition of ImThera to a finite-lived developed technology intangible asset and commenced amortization over an estimated useful life of 15 years.
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
LivaNova had no designated hedging instruments as of June 30, 2026 and December 31, 2025.
Freestanding FX Derivatives
LivaNova uses freestanding derivative forward contracts to offset the variability of the value associated with intercompany loans denominated in a foreign currency. The gross notional amount of freestanding FX derivative contracts outstanding as of June 30, 2026 and December 31, 2025 was $155.6 million and $113.2 million, respectively. From freestanding derivatives, LivaNova recorded net losses of $1.8 million and net gains of $15.0 million for the three months ended June 30, 2026 and 2025, respectively, and net losses of $4.0 million and net gains of $25.4 million for the six months ended June 30, 2026, and 2025, respectively. These amounts, together with foreign currency remeasurement gains and losses on the underlying intercompany loans, are included in foreign exchange and other income/(expense) in LivaNova’s condensed consolidated statements of income (loss).
Capped Call Derivatives
The Capped Call Transactions are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). The Capped Call Transactions are measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including share price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. For additional information, refer to “Note 4. Fair Value Measurements,” and “Note 12. Supplemental Financial Information.”
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
2025 Capped Calls
In June 2020, LivaNova issued the 2025 Notes. In connection with the pricing of the 2025 Notes, the Company entered into related privately-negotiated capped call transactions with certain financial institutions. Under the 2025 Capped Calls, the Company purchased a capped call option with an initial strike price of $60.98 and an initial cap price of $100.00 per share. The strike price, subject to certain adjustments, corresponded to the initial exchange price of the 2025 Notes. The 2025 Capped Calls were intended to offset any cash payments upon exchange of the 2025 Notes in excess of the principal amount. In connection with the issuance of the 2029 Notes, the Company repurchased an aggregate principal amount of $230.0 million of the 2025 Notes and unwound a corresponding portion of the 2025 Capped Calls at the fair value of such portion of the 2025 Capped Calls. The Company received $22.5 million in cash consideration, the fair value of the terminated portion, upon settlement. The remaining 2025 Capped Calls expired with a fair value of zero on December 15, 2025.
Embedded Derivatives
The 2025 Notes included, and the 2029 Notes include, terms resulting in a bifurcated embedded derivative. The Embedded Derivatives are measured at fair value using a binomial lattice model and estimated discounted cash flows that utilize observable and unobservable market data and are adjusted at the end of each reporting period, with the unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). For additional information, refer to “Note 12. Supplemental Financial Information.”
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
The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

	Derivative Assets		Derivative Liabilities
June 30, 2026	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
2029 Capped Calls	Long-term derivative assets	$57,293
2029 Embedded Derivative			Long-term derivative liabilities	$152,904
FX derivative contracts	Prepaid expenses and other current assets	525	Accrued liabilities and other	61
Total derivatives not designated as hedging instruments		$57,818		$152,965

	Derivative Assets		Derivative Liabilities
December 31, 2025	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
2029 Capped Calls	Long-term derivative assets	$36,551
2029 Embedded Derivative			Long-term derivative liabilities	$83,904
FX derivative contracts	Prepaid expenses and other current assets	165	Accrued liabilities and other	99
Total derivatives not designated as hedging instruments		$36,716		$84,003
Note 4. Fair Value Measurements
LivaNova reviews its fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities in the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 for the six months ended June 30, 2026 and 2025.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the level in the fair value hierarchy at which the Company’s assets and liabilities are measured on a recurring basis (in thousands):

	Total	Fair Value Measurements Using Inputs Considered as:
June 30, 2026		Level 1	Level 2	Level 3
Assets:
Derivative assets - freestanding instruments (FX)	$525	$—	$525	$—
Derivative assets - 2029 Capped Calls	57,293	—	—	57,293
Investment in convertible notes receivable	3,000	—	—	3,000
	$60,818	$—	$525	$60,293
Liabilities:
Derivative liabilities - freestanding instruments (FX)	$61	$—	$61	$—
Derivative liabilities - 2029 Embedded Derivative	152,904	—	—	152,904
ImThera contingent consideration arrangements	42,121	—	—	42,121
	$195,086	$—	$61	$195,025

	Total	Fair Value Measurements Using Inputs Considered as:
December 31, 2025		Level 1	Level 2	Level 3
Assets
Derivative assets - freestanding instruments (FX)	$165	$—	$165	$—
Derivative assets - 2029 Capped Calls	36,551	—	—	36,551
Investment in convertible notes receivable	3,000	—	—	3,000
	$39,716	$—	$165	$39,551
Liabilities
Derivative liabilities - freestanding instruments (FX)	$99	$—	$99	$—
Derivative liabilities - 2029 Embedded Derivative	83,904	—	—	83,904
ImThera contingent consideration arrangements	92,075	—	—	92,075
	$176,078	$—	$99	$175,979

Reconciliation of Level 3 Assets and Liabilities
The tables below present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3) (in thousands):

	Derivative Assets - 2029 Capped Calls (1)	Investment in Convertible Notes Receivable	Derivative Liabilities - 2029 Embedded Derivative (1)	ImThera Contingent Consideration Arrangements Liability
March 31, 2026	$38,277	$3,000	$93,254	$102,730
Payment	—	—	—	(60,458)
Changes in fair value (2)	19,016	—	59,650	(151)
June 30, 2026	$57,293	$3,000	$152,904	$42,121

	Derivative Assets - 2025 Capped Calls (1)	Derivative Assets - 2029 Capped Calls (1)	Derivative Liabilities - 2025 Embedded Derivative (1)	Derivative Liabilities - 2029 Embedded Derivative (1)	ImThera Contingent Consideration Arrangements Liability
March 31, 2025	$805	$17,190	$874	$37,226	$85,140
Changes in fair value (2)	498	4,468	489	10,867	2,787
June 30, 2025	$1,303	$21,658	$1,363	$48,093	$87,927

	Derivative Assets - 2029 Capped Calls (1)	Investment in Convertible Notes Receivable	Derivative Liabilities - 2029 Embedded Derivative (1)	ImThera Contingent Consideration Arrangements Liability
December 31, 2025	$36,551	$3,000	$83,904	$92,075
Payment	—	—	—	(60,458)
Changes in fair value (2)	20,742	—	69,000	10,504
June 30, 2026	$57,293	$3,000	$152,904	$42,121

	Derivative Assets - 2025 Capped Calls (1)	Derivative Assets - 2029 Capped Calls (1)	Derivative Liabilities - 2025 Embedded Derivative (1)	Derivative Liabilities - 2029 Embedded Derivative (1)	ImThera Contingent Consideration Arrangements Liability
December 31, 2024	$2,624	$23,735	$2,915	$51,819	$84,218
Changes in fair value (2)	(1,321)	(2,077)	(1,552)	(3,726)	3,709
June 30, 2025	$1,303	$21,658	$1,363	$48,093	$87,927
(1)Gains and losses are recorded in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss).
(2)For the three months ended June 30, 2026, the contingent consideration changes in fair value resulted in a decrease of $1.0 million and an increase of $0.8 million recorded to cost of sales and R&D, respectively. For the comparable 2025 period, the contingent consideration changes in fair value resulted in increases of $1.5 million and $1.2 million recorded to cost of sales and R&D, respectively. For the six months ended June 30, 2026, the contingent consideration changes in fair value resulted in increases of $0.1 million and $10.4 million recorded to cost of sales and R&D, respectively. For the comparable 2025 period, the contingent consideration changes in fair value resulted in increases of $1.8 million and $1.9 million recorded to cost of sales and R&D, respectively.
Share Price Volatility
The share price volatility utilized in determining the fair value of LivaNova’s 2029 Capped Call derivative assets and 2029 Embedded Derivative liability as of June 30, 2026 was 37%. In general, an increase in LivaNova’s share price or share price volatility would increase the fair value of the embedded and capped call derivatives, which would result in an increase in net expense. As the remaining time to the expiration of the derivatives decreases, the fair value of the derivatives decreases. The future impact of the derivatives on net income (loss) depends on how significant inputs, such as share price volatility, and time to the expiration of the derivatives, change in relation to other inputs.

Contingent Consideration Arrangements
The ImThera acquisition involved contingent consideration arrangements comprised of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. In March 2026, the Company received PMA from the FDA for the aura6000 System, thereby achieving the regulatory milestone and, in June 2026, paid $60.5 million, fully satisfying the related regulatory-based contingent consideration liability. Of this payment, $10.0 million was classified as an operating cash outflow in the condensed consolidated statements of cash flows, representing the portion of the payment that exceeded the acquisition-date fair value of the liability, with the remainder classified as a financing cash outflow on the condensed consolidated statements of cash flows. The remaining sales-based earnout is valued using projected sales from LivaNova’s internal strategic plan. These arrangements are Level 3 fair value measurements. The table below presents the significant unobservable inputs of the sales-based earnout arrangement from the ImThera acquisition as of June 30, 2026:

Valuation Technique	Unobservable Input	Inputs
Monte-Carlo simulation	Risk-adjusted discount rate	12.0%
	Credit risk discount rate	6.9% - 7.4%
	Revenue volatility	24.1%
	Probability of payment	95%
	Projected payment years	2028 - 2030
Other
The carrying value of LivaNova’s long-term debt, including the current portion as of June 30, 2026 and December 31, 2025, was $290.1 million and $376.1 million, respectively. The fair value of the 2029 Notes, excluding the conversion feature, as of June 30, 2026 and December 31, 2025, was $312.0 million and $315.2 million, respectively. The fair value was estimated using a discounted cash flow model and is classified as Level 2 within the fair value hierarchy. For all other long-term debt obligations, LivaNova believes the carrying value approximates fair value. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
Note 5. Financing Arrangements
The following table presents a summary of LivaNova’s long-term debt obligations (in thousands):

	June 30, 2026	December 31, 2025	Maturity	Interest Rate
2029 Notes	$284,929	$275,599	March 2029	2.50%
Term Facilities	—	95,063
Other	5,154	5,401
Total long-term debt	290,083	376,063
Less: Current portion of long-term debt	175	30,878
Total long-term debt obligations	$289,908	$345,185
Revolving Credit and Term Facilities
The outstanding principal amount of LivaNova’s short-term unsecured revolving credit agreements and other agreements with various banks was $3.4 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively, with an interest rate of 5.42% as of June 30, 2026.
On March 8, 2024, LivaNova and LivaNova USA entered into Incremental Facility Amendment No. 3, which provides for LivaNova USA to obtain revolving commitments in an aggregate principal amount of $225.0 million, and matures on March 8, 2029. There were no outstanding borrowings under the revolving facilities under the 2021 First Lien Credit Agreement as of June 30, 2026 and December 31, 2025. As of both June 30, 2026 and December 31, 2025, the applicable commitment fee percentage was 0.25% per annum. As of June 30, 2026, the Company was in compliance with the financial covenants contained in the 2021 First Lien Credit Agreement.
On May 2, 2025, LivaNova made a $200.0 million early repayment of principal under the Term Facilities. This repayment resulted in a loss on debt extinguishment of $2.7 million recognized for the three and six months ended June 30, 2025, associated with the write-off of unamortized debt issuance costs. On January 8, 2026, LivaNova made a $95.9 million early repayment of the remaining outstanding balance under the Term Facilities. This repayment resulted in a loss on debt extinguishment of $0.9 million recognized for the six months ended June 30, 2026, associated with the write-off of the remaining unamortized debt issuance costs. Loss on debt extinguishment is included in interest expense in the condensed consolidated statements of income (loss).
2029 Notes
The effective interest rate of the 2029 Notes was 9.84% as of June 30, 2026. The unamortized debt discount and issuance costs related to the 2029 Notes as of June 30, 2026 and December 31, 2025 were $60.1 million and $69.4 million, respectively. The initial conversion rate for the 2029 Notes is 14.4085 ordinary shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $69.40 per share. Although the Company’s ordinary share price met or exceeded the initial conversion price during portions of the quarter and through the filing date, the conditions required for conversion were not met as of June 30, 2026. Under the terms of the indenture, holders may convert the 2029 Notes during a calendar quarter only if, among other circumstances, the last reported sale price of the Company’s ordinary shares equals or exceeds 130% of the conversion price, or $90.22 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. Accordingly, the Company included its obligations from the 2029 Notes and the associated embedded derivative as long-term liabilities in the condensed consolidated balance sheet as of June 30, 2026, and the 2029 Notes are not convertible for the three months ending September 30, 2026. For additional information regarding the 2029 Notes and related 2029 Capped Calls, refer to LivaNova’s 2025 Form 10-K and “Note 3. Derivatives and Risk Management.”
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
Although there is no legal obligation to deliver any hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of June 30, 2026 was $41.5 million (€36.4 million), which represented the estimated low end of the range of loss, with an estimated maximum end of the range of loss of $52.4 million (€46.0 million). The estimated liability as of December 31, 2025 was $41.8 million (€35.6 million).
SNIA Environmental Litigation
Sorin was created as a result of a spin-off from SNIA in 2004. SNIA subsequently became insolvent, and the Public Administrations sought compensation from SNIA in an aggregate amount of approximately $3.9 billion for remediation costs relating to the environmental damage at chemical sites previously operated by SNIA’s other subsidiaries. In 2012, SNIA filed a civil action against Sorin in the Civil Court of Milan, asserting joint liability of a parent and a spun-off company; the Public Administrations entered voluntarily into the proceeding, asking Sorin, as jointly liable with SNIA, to pay compensation for SNIA’s environmental damages. In 2015, Sorin was merged into LivaNova.
In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations, further requiring the Public Administrations to pay Sorin €292,000 ($332,820 as of June 30, 2026) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal. In March 2019, the Court of Appeal issued a partial decision on the merits declaring LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the spin-off of Sorin from SNIA in 2004, an estimated €572.1 million ($652.1 million as of June 30, 2026). LivaNova appealed the partial decision on liability to the Italian Supreme Court in August 2019.

In 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of €453.6 million ($517.0 million as of June 30, 2026). LivaNova appealed the decision on damages in December 2021. In February 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision was reached on the appeal to the Italian Supreme Court, subject to LivaNova providing a first demand bank guarantee of €270.0 million ($307.7 million as of June 30, 2026); LivaNova delivered the SNIA Litigation Guarantee in March 2022.
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
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger, as well as the environmental liabilities of the demerged company that materialized after the demerger, which are derived from actions performed prior to the demerger; however, the Italian Supreme Court also ruled that the Company should not be held responsible for certain payments previously approved by the Court of Appeal in the amount of €157.3 million ($179.2 million as of June 30, 2026). The case was referred back to the Court of Appeal to implement the decisions respecting costs and damages in accordance with the judgment of the Italian Supreme Court.
On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information on the financing of the guarantee, refer to “Note 12. Supplemental Financial Information.”
On May 15, 2025, as a procedural step, the Public Administrations served the Company with a filing to return the proceedings to the Court of Appeal. In addition to seeking a return of the case to the Court of Appeal, the Public Administrations asserted that the Court of Appeal forgo an examination of the amounts disapproved by the Italian Supreme Court and instead impose costs of €108.8 million ($124.0 million as of June 30, 2026) at a minimum. These assertions are counter to the decision of the Italian Supreme Court’s judgment, which disapproved costs of €157.3 million ($179.2 million as of June 30, 2026). The Public Administrations’ filing is not a legal judgment or demand for payment.
At a hearing on June 24, 2026, the Court of Appeal scheduled a hearing for December 9, 2026 to allow the parties to discuss a possible out-of-court resolution of the matter. Discussions remain ongoing, and there can be no assurance that they will result in a settlement.
As a result of the March 14, 2025 decision by the Italian Supreme Court, the Company recorded a current liability in the first quarter of 2025. As of June 30, 2026, the current liability on the consolidated balance sheet was €337.8 million ($385.0 million), representing the Company’s best estimate inclusive of estimated costs, fees, interest, and taxes. These estimated costs do not include the Company’s legal fees, which are expensed as incurred and included in SG&A in LivaNova’s condensed consolidated statements of income (loss). As of the date of this filing, the Company believes the amount recorded for the SNIA matter remains its best estimate and has determined that it has sufficient resources to satisfy the liability.
Product Liability Litigation
The Company continues to be involved in litigation involving LivaNova’s 3T device. The litigation includes the cases remaining in the federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania and various U.S. state courts, as well as claims in jurisdictions outside the United States. As of August 5, 2026, the Company was aware of approximately 60 filed and unfiled claims worldwide. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.
As of June 30, 2026 and December 31, 2025, the provision for these matters was $23.1 million and $15.6 million, respectively. While the amount accrued represents LivaNova’s best estimate for those worldwide filed and unfiled claims of which LivaNova is aware and believes are both probable and estimable at this time, the actual liability for resolution of these matters may vary from the Company’s provision. A provision has not been recorded for any claims where a potential loss is not determined to be probable, or a potential loss or range of potential loss is not reasonably estimable at this time.
The following table presents the changes in the litigation provision liability for the six months ended June 30, 2026 (in thousands):

As of December 31, 2025	$15,602
Payments	(3,498)
Adjustments (1)	11,333
FX and other	(341)
As of June 30, 2026	23,096
Less: Current portion as of June 30, 2026	20,132
Long-term portion as of June 30, 2026 (2)	$2,964
(1)Adjustments to the litigation provision are included in other operating expense on the condensed consolidated statements of income (loss).
(2)Included in other long-term liabilities on the condensed consolidated balance sheets.
Italian MedTech Payback Measure
In 2015, the Italian Parliament introduced a law regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a payback measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In 2024, the Constitutional Court upheld the payback law, and it entered into force in August 2025. In June 2025, the Italian government introduced a settlement mechanism for 2015-2018 obligations, in which the Company elected to participate. In September 2025, the Company paid €3.5 million ($4.0 million as of June 30, 2026), representing full settlement of its obligations for that period, and reversed the remaining $3.8 million reserve associated with those years. As of June 30, 2026 and December 31, 2025, the Company had a reserve of $13.9 million and $12.8 million, respectively, reflecting its best estimate of the full potential obligation for 2019 to present; however, the actual liability could vary. The reserve is included in accrued liabilities and other in the condensed consolidated balance sheets. Amounts recognized associated with the Italian MedTech payback measure are recorded as a reduction to net revenue in the condensed consolidated statements of income (loss).
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

Note 7. Shareholders’ Equity
The tables below present the condensed consolidated statements of shareholders’ equity as of and for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Shares	Total Shareholders’ Equity
March 31, 2026	55,538	$84,564	$2,254,756	$(3,401)	$(1,123,427)	$(1,166)	$1,211,326
Share-based compensation plans	63	35	15,943	—	—	434	16,412
Net income	—	—	—	—	108,569	—	108,569
Other comprehensive loss	—	—	—	(10,985)	—	—	(10,985)
June 30, 2026	55,601	$84,599	$2,270,699	$(14,386)	$(1,014,858)	$(732)	$1,325,322

March 31, 2025	55,441	$84,446	$2,224,578	$(42,728)	$(1,230,572)	$(1,426)	$1,034,298
Share-based compensation plans	58	75	10,199	—	—	265	10,539
Net income	—	—	—	—	27,161	—	27,161
Other comprehensive income	—	—	—	50,841	—	—	50,841
June 30, 2025	55,499	$84,521	$2,234,777	$8,113	$(1,203,411)	$(1,161)	$1,122,839

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares	Total Shareholders' Equity
December 31, 2025	55,535	$84,564	$2,254,980	$7,330	$(1,145,721)	$(1,166)	$1,199,987
Share-based compensation plans	66	35	15,719	—	—	434	16,188
Net income	—	—	—	—	130,863	—	130,863
Other comprehensive loss	—	—	—	(21,716)	—	—	(21,716)
June 30, 2026	55,601	$84,599	$2,270,699	$(14,386)	$(1,014,858)	$(732)	$1,325,322

December 31, 2024	54,438	$83,156	$2,220,658	$(80,170)	$(903,250)	$(136)	$1,320,258
Share-based compensation plans	1,061	1,365	14,119	—	—	(1,025)	14,459
Net loss	—	—	—	—	(300,161)	—	(300,161)
Other comprehensive income	—	—	—	88,283	—	—	88,283
June 30, 2025	55,499	$84,521	$2,234,777	$8,113	$(1,203,411)	$(1,161)	$1,122,839
The tables below present the changes in AOCI, net of tax, for the six months ended June 30, 2026 and 2025 (in thousands):

Foreign Currency Translation Adjustments (1)
December 31, 2025	$7,330
Other comprehensive loss before reclassifications, net of tax	(21,716)
Reclassification of amounts from AOCI, net of tax	—
Net current-period other comprehensive loss, net of tax	(21,716)
June 30, 2026	$(14,386)
(1)Taxes were not provided for foreign currency translation adjustments, as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

Foreign Currency Translation Adjustments (1)
December 31, 2024	$(80,170)
Other comprehensive income before reclassifications, net of tax	88,283
Reclassification of amounts from AOCI, net of tax	—
Net current-period other comprehensive income, net of tax	88,283
June 30, 2025	$8,113
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
Note 8. Share-Based Incentive Plans
Share-Based Compensation Expense
The following table presents the amounts of share-based compensation expense recognized in LivaNova’s condensed consolidated statements of income (loss) by type of arrangement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service-based RSUs	$8,312	$4,521	$12,750	$8,069
Service-based SARs	3,851	3,381	6,936	6,134
Market performance-based RSUs	2,088	515	2,256	929
Operating performance-based RSUs	2,174	461	2,400	1,282
Employee share purchase plan	457	296	810	543
	$16,882	$9,174	$25,152	$16,957
Share-based compensation granted for the six months ended June 30, 2026, representing potential shares and their weighted average grant date fair values by type, is as follows (shares in thousands, fair value in dollars):

	Six Months Ended June 30, 2026
	Shares	Weighted Average Grant Date Fair Value
Service-based RSUs	565	$62.32
Performance-based RSUs (1) (2)	188	70.26
(1)Awards cliff vest after three years and are subject to performance conditions, including the rank of LivaNova’s total shareholder return for the three-year period ending December 31, 2028 relative to the total shareholder returns of the S&P Healthcare Equipment Select Constituents index, as well as the achievement of specified cumulative revenue growth and adjusted earnings per share performance thresholds.
(2)Represents shares based on an assumed 100% performance achievement. Performance-based RSU awards have a minimum and maximum possible achievement level of 0% and 200%, respectively.
Note 9. Income Taxes
LivaNova’s effective income tax rate for the three and six months ended June 30, 2026 was (488.1)% and (186.8)%, respectively, compared to 18.5% and (6.3)% for the three and six months ended June 30, 2025, respectively. The changes in the effective tax rates for the three and six months ended June 30, 2026, compared to the prior year period, were primarily attributable to year-over-year changes in income before income tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability recognized in 2025 and the discrete tax benefit resulting from the Italian tax ruling recognized in 2026 (further described below), and changes in valuation allowances.
The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required on deferred tax assets. Depending on operating results in the future, a release of a valuation allowance could occur within the next 12 months. The timing and amount of the valuation allowance release could vary based on the Company’s assessment of all available evidence.
In May 2026, the Italian tax authority, Agenzia delle Entrate, issued a ruling on the deductibility of the SNIA environmental liability expense, resulting in a discrete tax benefit for the three and six months ended June 30, 2026 of €81.8 million ($95.4 million) and an estimated deferred tax asset of €80.0 million ($93.3 million), as of June 30, 2026. LivaNova determined that the Italian deferred tax assets are more likely than not realizable and, accordingly, did not record a valuation allowance.
The OBBBA was enacted in the U.S. in July 2025 and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. LivaNova has accounted for the relevant changes within its annual effective tax rate and cash taxes.
Note 10. Earnings (Loss) Per Share
The following table presents basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings (loss) per share	$1.98	$0.50	$2.39	$(5.51)
Diluted earnings (loss) per share	$1.93	$0.50	$2.33	$(5.51)
The following table presents the reconciliations of net income (loss) and weighted average shares outstanding used in the calculations of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator (1):
Net income (loss) - basic and diluted	$108,569	$27,161	$130,863	$(300,161)

Denominator:
Basic weighted average shares outstanding	54,971	54,577	54,831	54,502
Add: Dilutive effect of share-based compensation and convertible debt instruments (1) (2)	1,299	131	1,278	—
Diluted weighted average shares outstanding	56,270	54,708	56,109	54,502
(1)For the three and six months ended June 30, 2026 and 2025, the 2029 Notes were outstanding and potentially dilutive securities but were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive under the if-converted method. Anti-dilution from the 2029 Notes was 0.1 million shares for the three months ended June 30, 2026.
(2)Excluded from the computation of diluted earnings (loss) per share were shares underlying stock options, SARs, and RSUs totaling 0.1 million and 0.6 million for the three months ended June 30, 2026 and 2025, respectively, and 0.1 million and 3.0 million for the six months ended June 30, 2026 and 2025, respectively, because to include them would have been anti-dilutive under the treasury stock method.
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
The following table presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cardiopulmonary
United States	$72,793	$71,243	$142,072	$132,077
Europe (1)	61,959	49,046	119,263	93,553
Rest of World (1)	86,824	78,983	168,896	149,962
	221,576	199,272	430,231	375,592
Neuromodulation
United States	126,556	117,226	241,956	225,560
Europe (1)	19,858	17,730	38,206	32,924
Rest of World (1)	20,531	16,714	38,571	32,079
	166,945	151,670	318,733	290,563
Other Revenue (2)	2,066	1,582	3,881	3,224
Total Company
United States	199,350	188,474	384,028	357,638
Europe (1)	81,817	66,776	157,469	126,477
Rest of World (1)	109,420	97,274	211,348	185,264
	$390,587	$352,524	$752,845	$669,379
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
The following table presents a reconciliation of segment income to consolidated income (loss) before income tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cardiopulmonary	$28,152	$31,407	$58,219	$56,098
Neuromodulation	60,935	56,020	105,089	108,373
Segment income	89,087	87,427	163,308	164,471
Other expense	(39,603)	(33,244)	(72,353)	(61,671)
Operating income	49,484	54,183	90,955	102,800
SNIA environmental liability expense	—	(1,677)	—	(362,070)
Interest expense (1)	(7,176)	(14,931)	(15,467)	(30,217)
Foreign exchange and other income/(expense)	(23,829)	(4,255)	(29,524)	7,161
Income (loss) before income tax	$18,479	$33,320	$45,964	$(282,326)

(1)“Interest expense” includes contractual interest expense associated with LivaNova’s short- and long-term financing arrangements and the amortization of debt discount and issuance costs of $4.9 million and $9.7 million for the three and six months ended June 30, 2026, respectively, and $5.7 million and $11.4 million for the three and six months ended June 30, 2025, respectively.
The following table presents the components of segment income, including significant expenses, of LivaNova’s reportable segments (in thousands):

	Cardiopulmonary		Neuromodulation
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$221,576	$199,272	$166,945	$151,670
Less:
Cost of sales	97,265	95,465	14,455	14,769
Selling, general, and administrative	66,465	56,012	56,568	51,097
Research and development	18,376	16,465	34,987	29,784
3T litigation provision	11,318	(77)	—	—
	$28,152	$31,407	$60,935	$56,020

	Cardiopulmonary		Neuromodulation
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$430,231	$375,592	$318,733	$290,563
Less:
Cost of sales	198,194	180,385	28,676	28,155
Selling, general, and administrative	126,314	109,971	109,187	98,667
Research and development	36,171	28,509	75,781	55,368
3T litigation provision	11,333	629	—	—
	$58,219	$56,098	$105,089	$108,373
The following table presents assets by reportable segment (in thousands):

	June 30, 2026	December 31, 2025
Cardiopulmonary	$1,051,493	$1,045,189
Neuromodulation	651,784	639,742
Other assets (1)	937,584	921,122
	$2,640,861	$2,606,053
(1)“Other assets” primarily include corporate assets not allocated to segments.
The following table presents capital expenditures by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cardiopulmonary	$12,531	$8,767	$22,940	$13,936
Neuromodulation	7,780	4,217	16,623	6,250
Other capital expenditures (1)	7,286	4,389	11,695	7,491
	$27,597	$17,373	$51,258	$27,677
(1)“Other capital expenditures” primarily includes corporate capital expenditures not allocated to segments.

The following table presents changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2026 (in thousands):

	Cardiopulmonary	Neuromodulation	Total
December 31, 2025	$394,086	$398,754	$792,840
Foreign currency adjustments	(13,696)	—	(13,696)
June 30, 2026	$380,390	$398,754	$779,144
Geographic Information
The following table presents property, plant, and equipment, net by geographic region (in thousands):

	June 30, 2026	December 31, 2025
United States	$94,288	$79,499
Europe	163,238	147,303
Rest of World	15,809	15,801
	$273,335	$242,603
Note 12. Supplemental Financial Information
The following table presents the components of inventories (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$76,340	$75,800
Work-in-process	17,892	12,875
Finished goods	78,380	76,026
	$172,612	$164,701
As of June 30, 2026 and December 31, 2025, inventories included adjustments totaling $19.4 million and $18.0 million, respectively, to record balances at the lower of cost or net realizable value.
The following table presents the components of accrued liabilities and other (in thousands):

	June 30, 2026	December 31, 2025
Legal and professional costs	$18,257	$18,396
Italian MedTech payback measure	13,878	12,839
Contract liabilities	13,856	11,510
Operating lease liabilities	8,787	8,788
Royalty accrual	5,314	4,758
Provisions for agents, returns, and other	3,933	5,322
Interest payable	2,911	4,638
Tariff refund payable	1,943	—
Research and development costs	1,251	1,234
Current derivative liabilities	61	99
Other accrued expenses	33,640	26,989
	$103,831	$94,573
As of June 30, 2026 and December 31, 2025, contract liabilities totaling $18.6 million and $17.9 million, respectively, were included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.

The following table presents the items included in foreign exchange and other income/(expense) on the condensed consolidated statements of income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value adjustment - 2029 Embedded Derivative (1)	$(59,650)	$(10,867)	$(69,000)	$3,726
Fair value adjustment - 2029 Capped Calls (1)	19,016	4,468	20,742	(2,077)
Gain on sale of investment (2)	13,648	—	13,648	—
Interest income	3,831	4,183	7,383	10,626
FX fluctuations	(779)	(1,240)	(1,368)	(1,850)
Impairment of investment	—	—	(1,132)	—
Investment revaluation - Ceribell, Inc. (3)	—	(1,008)	—	(3,622)
Fair value adjustment - 2025 Embedded Derivative (1)	—	(489)	—	1,552
Fair value adjustment - 2025 Capped Calls (1)	—	498	—	(1,321)
Other	105	200	203	127
	$(23,829)	$(4,255)	$(29,524)	$7,161
(1)Refer to “Note 4. Fair Value Measurements.”
(2)During the three months ended June 30, 2026, one of LivaNova’s equity investments was acquired by a third party, resulting in consideration receivable of $17.1 million and the recognition of a gain on sale of $13.6 million. As of June 30, 2026, $14.9 million of the consideration receivable is included within prepaid expenses and other current assets and $2.2 million is included within other assets on the condensed consolidated balance sheet.
(3)During the three months ended June 30, 2025, LivaNova liquidated its investment in Ceribell, Inc., consisting of 391,952 common shares, in a series of transactions with an average sales price of $16.69 per common share, resulting in net proceeds of $6.5 million from an initial investment in 2018 of $3.0 million.
The following table presents supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental noncash investing and financing transactions:
Receivable from sale of investment	$17,058	$—
Assets obtained in exchange for operating lease obligations	7,664	6,516
Capital expenditures included in accounts payable	6,524	4,105

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
Description of the Business
LivaNova PLC is a market-leading global medical technology company. The Company designs, develops, manufactures, markets, and sells products, therapies, and services that are consistent with LivaNova’s mission to “create ingenious medical solutions that ignite patient turnarounds.” LivaNova is a public limited company organized under the laws of England and Wales, with a registered office in Gloucester, England. LivaNova’s ordinary shares are listed for trading on the Nasdaq under the symbol “LIVN.”
Macroeconomic Environment and Global Supply Chain
The current macroeconomic environment, including FX volatility, inflationary pressures, and geopolitical instability, and global supply chain challenges have impacted and may continue to impact LivaNova’s business, consolidated results of operations, financial condition, and/or cash flows. Furthermore, LivaNova continues to experience logistical, capacity, and labor constraints. However, to date, the Company’s supply of raw materials and the production and distribution of finished products have not been materially affected. The Company continues to respond to such challenges, including through entry into supply agreements where possible. While LivaNova has business continuity plans in place, the impact of the ongoing challenges the Company is navigating, along with their potential escalation, may adversely affect its business.
In addition, the impact that the imposition of tariffs and changes to global trade policies could have on the Company’s results of operations is uncertain. A significant number of LivaNova’s Cardiopulmonary products and component parts are sourced and produced outside of the U.S., including in Italy and Germany. Similarly, LivaNova manufactures its Neuromodulation products in the U.S., which are then often distributed internationally. In early 2025, the U.S. government imposed tariffs under the IEEPA, which impacted the Company. However, the U.S. Supreme Court ruled the IEEPA tariffs unlawful, resulting in a refund process with U.S. Customs and Border Protection. While the Company recognized net IEEPA tariff refunds that impacted segment income by $5.8 million ($7.7 million reducing cost of sales and $1.9 million reducing net revenue) for the three and six months ended June 30, 2026, adverse changes in export and import costs, including the potential for new or expanded trade restrictions and additional global tariffs, could result in future increased costs or supply chain disruptions. The Company continues to monitor developments in global trade policy and assess potential implications for sourcing, pricing, and logistics.
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

Information on the Cardiopulmonary segment that could potentially impact LivaNova’s condensed consolidated financial statements and related disclosures is incorporated by reference to “Note 6. Commitments and Contingencies: Product Liability Litigation” in the condensed consolidated financial statements in this Report.
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
Critical Accounting Estimates
For a discussion of LivaNova’s critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Form 10-K. For the six months ended June 30, 2026, there were no material changes to the application of critical accounting policies and estimates previously disclosed in LivaNova’s 2025 Form 10-K.
Results of Operations
The following table presents LivaNova’s condensed consolidated results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$390,587	$352,524	$752,845	$669,379
Cost of sales	116,917	113,536	235,426	214,137
Gross profit	273,670	238,988	517,419	455,242
Operating expenses:
Selling, general, and administrative	158,128	137,780	301,696	266,926
Research and development	53,662	47,185	112,357	85,064
Other operating expense	12,396	(160)	12,411	452
Operating income	49,484	54,183	90,955	102,800
SNIA environmental liability expense	—	(1,677)	—	(362,070)
Interest expense	(7,176)	(14,931)	(15,467)	(30,217)
Foreign exchange and other income/(expense)	(23,829)	(4,255)	(29,524)	7,161
Income (loss) before income tax	18,479	33,320	45,964	(282,326)
Income tax (benefit) expense	(90,204)	6,151	(85,864)	17,807
Loss from equity method investments	(114)	(8)	(965)	(28)
Net income (loss)	$108,569	$27,161	$130,863	$(300,161)

Net Revenue
The following table presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Cardiopulmonary
United States	$72,793	$71,243	2.2%	$142,072	$132,077	7.6%
Europe (1)	61,959	49,046	26.3%	119,263	93,553	27.5%
Rest of World (1)	86,824	78,983	9.9%	168,896	149,962	12.6%
	221,576	199,272	11.2%	430,231	375,592	14.5%
Neuromodulation
United States	126,556	117,226	8.0%	241,956	225,560	7.3%
Europe (1)	19,858	17,730	12.0%	38,206	32,924	16.0%
Rest of World (1)	20,531	16,714	22.8%	38,571	32,079	20.2%
	166,945	151,670	10.1%	318,733	290,563	9.7%
Other Revenue (2)	2,066	1,582	30.6%	3,881	3,224	20.4%
Total Company
United States	199,350	188,474	5.8%	384,028	357,638	7.4%
Europe (1)	81,817	66,776	22.5%	157,469	126,477	24.5%
Rest of World (1)	109,420	97,274	12.5%	211,348	185,264	14.1%
	$390,587	$352,524	10.8%	$752,845	$669,379	12.5%
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other Revenue” includes rental and site services income not allocated to segments.
The following table presents segment income (1) (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Cardiopulmonary	$28,152	$31,407	(10.4)%	$58,219	$56,098	3.8%
Neuromodulation	60,935	56,020	8.8%	105,089	108,373	(3.0)%
	$89,087	$87,427	1.9%	$163,308	$164,471	(0.7)%
(1)For a reconciliation of segment income to consolidated income (loss) before income tax, refer to “Note 11. Segment and Geographic Information” in the condensed consolidated financial statements in this Report.
Cardiopulmonary
Cardiopulmonary net revenue for the three and six months ended June 30, 2026 increased 11.2% to $221.6 million and 14.5% to $430.2 million compared to the three and six months ended June 30, 2025, driven by growth in Europe, primarily reflecting Essenz Perfusion System sales, strong consumables demand, and favorable realized price.
Cardiopulmonary segment income for the three and six months ended June 30, 2026 was $28.2 million and $58.2 million, respectively, compared to segment income of $31.4 million and $56.1 million for the three and six months ended June 30, 2025, respectively. The decrease in segment income for the three-month comparative period primarily resulted from an increase of $11.4 million in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device, partially offset by an increase in net revenue, as described above, and $5.8 million from net tariff refunds. The increase in segment income for the six-month comparative period primarily resulted from an increase in net revenue, as described above, and $5.8 million from net tariff refunds, partially offset by an increase of $10.7 million in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device.

Neuromodulation
Neuromodulation net revenue for the three and six months ended June 30, 2026 increased 10.1% to $166.9 million and 9.7% to $318.7 million, respectively, compared to the three and six months ended June 30, 2025, with growth across all regions, driven by volume growth and favorable realized price.
Neuromodulation segment income for the three and six months ended June 30, 2026 was $60.9 million and $105.1 million, respectively, compared to $56.0 million and $108.4 million for the three and six months ended June 30, 2025, respectively. The increase in segment income for the three-month comparative period primarily resulted from an increase in net revenue, as described above. The decrease in segment income for the six-month comparative period primarily resulted from a $9.7 million increase in R&D expense associated with the design and development of neurostimulation devices for treating OSA, and $6.8 million of higher expense from the net unfavorable changes in fair value of contingent consideration arrangements associated with the ImThera acquisition, partially offset by an increase in net revenue, as described above.
Cost of Sales and Expenses
The following table presents costs and expenses as a percentage of net revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Point Change	2026	2025	Percentage Point Change
Cost of sales	29.9%	32.2%	(2.3)	31.3%	32.0%	(0.7)
Selling, general, and administrative	40.5%	39.1%	1.4	40.1%	39.9%	0.2
Research and development	13.7%	13.4%	0.3	14.9%	12.7%	2.2
Other operating expense	3.2%	—%	3.2	1.6%	0.1%	1.5
Cost of Sales
Cost of sales consists of direct labor, allocated manufacturing overhead, and the acquisition of raw materials and components.
Cost of sales as a percentage of net revenue was 29.9% and 31.3% for the three and six months ended June 30, 2026, respectively, representing decreases of 2.3 and 0.7 percentage points compared to the three and six months ended June 30, 2025, respectively, primarily as a result of recognizing $7.7 million in tariff refunds, partially offset by unfavorable product mix.
Selling, General, and Administrative Expense
SG&A expense consists of sales, marketing, general, and administrative activities.
SG&A expense as a percentage of net revenue was 40.5% and 40.1% for the three and six months ended June 30, 2026, respectively, representing increases of 1.4 and 0.2 percentage points compared to the three and six months ended June 30, 2025, respectively, primarily driven by increased share-based compensation expense resulting primarily from accelerated recognition of expense for retirement-eligible employees. The six-month comparative period was partially offset by fixed cost leverage.
Research and Development Expense
R&D expense consists of product design and development efforts, clinical study programs, and regulatory activities.
R&D expense as a percentage of net revenue was 13.7% and 14.9% for the three and six months ended June 30, 2026, respectively, representing increases of 0.3 and 2.2 percentage points compared to the three and six months ended June 30, 2025, respectively. The increase in the six-month comparative period was primarily due to a $9.7 million increase in costs associated with the design and development of neurostimulation devices for treating OSA, as well as $8.5 million of higher expense from the net unfavorable changes in fair value of the milestone-based contingent consideration arrangement associated with the ImThera acquisition.
Other Operating Expense
Other operating expense primarily consists of the provision for litigation involving LivaNova’s 3T Heater-Cooler device and the Saluggia site remediation provision.
Other operating expense as a percentage of net revenue was 3.2% and 1.6% for the three and six months ended June 30, 2026, respectively, representing increases of 3.2 and 1.5 percentage points compared to the three and six months ended June 30, 2025, respectively, primarily due to increases of $11.4 million and $10.7 million in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device for the three- and six-month comparative periods, respectively.
SNIA Environmental Liability Expense
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger, as well as the environmental liabilities of the demerged company that materialized after the demerger, which are derived from actions performed prior to the demerger. As a result of the decision by the Italian Supreme Court, the Company recorded €333.3 million ($362.1 million) as SNIA environmental liability expense for the six months ended June 30, 2025. For additional information, refer to “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
Interest Expense
Interest expense decreased to $7.2 million and $15.5 million for the three and six months ended June 30, 2026, respectively, compared to $14.9 million and $30.2 million for the three and six months ended June 30, 2025, respectively, primarily due to repaying the Term Facilities and 2025 Notes. For additional information, refer to “Note 5. Financing Arrangements” in the condensed consolidated financial statements in this Report.
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
Foreign exchange and other income/(expense) was expense of $23.8 million and $29.5 million for the three and six months ended June 30, 2026, respectively, compared to expense of $4.3 million and income of $7.2 million for the three and six months ended June 30, 2025, respectively. For additional information, refer to “Note 12. Supplemental Financial Information” in the condensed consolidated financial statements in this Report.
Income Tax Expense
LivaNova’s effective income tax rate for the three and six months ended June 30, 2026 was (488.1)% and (186.8)%, respectively, compared to 18.5% and (6.3)% for the three and six months ended June 30, 2025, respectively. The changes in the effective tax rates for the three and six months ended June 30, 2026, compared to the prior year period, were primarily attributable to year-over-year changes in income before income tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability recognized in 2025 and the discrete tax benefit resulting from the Italian tax ruling recognized in 2026 (further described below), and changes in valuation allowances.
The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required on deferred tax assets. Depending on operating results in the future, a release of a valuation allowance could occur within the next 12 months. The timing and amount of the valuation allowance release could vary based on the Company’s assessment of all available evidence.
In May 2026, the Italian tax authority, Agenzia delle Entrate, issued a ruling on the deductibility of the SNIA environmental liability expense, resulting in a discrete tax benefit for the three and six months ended June 30, 2026 of €81.8 million ($95.4 million) and an estimated deferred tax asset of €80.0 million ($93.3 million), as of June 30, 2026. LivaNova determined that the Italian deferred tax assets are more likely than not realizable and, accordingly, did not record a valuation allowance.
The OBBBA was enacted in the U.S. in July 2025 and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. LivaNova has accounted for the relevant changes within its annual effective tax rate and cash taxes.
Liquidity and Capital Resources
Based on LivaNova’s current business plan, the Company believes that its sources of liquidity, which primarily consist of cash and cash equivalents, future cash generated from operations, and available borrowings under its revolving credit facility, will be sufficient to fund its uses of liquidity, primarily consisting of day-to-day operating expenses, working capital, capital expenditures, acquisition earnouts, commitments and contingencies, including the SNIA environmental liability, and debt service requirements over the twelve-month period beginning from the issuance date of this Report. From time to time, LivaNova may access debt and/or equity markets to optimize its capital structure, raise additional capital, or increase liquidity, as necessary. LivaNova’s liquidity could be adversely affected by the factors affecting future operating results, including those referred to in “Part I, Item 1A. Risk Factors” in the 2025 Form 10-K, as well as “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
LivaNova’s operating and working capital obligations primarily consist of liabilities arising from the normal course of business, including inventory supply contracts, the future settlement of derivative instruments, future payments of operating leases, as well as contingent consideration arrangements resulting from acquisitions, and obligations associated with legal and other accruals.
The following table presents selected financial information related to LivaNova’s liquidity (in thousands):

	June 30, 2026	December 31, 2025
Available Short-term Liquidity
Cash and cash equivalents	$516,619	$635,552
Availability under the 2021 First Lien Credit Agreement	225,000	225,000
	$741,619	$860,552
Working Capital
Current assets	$1,025,045	$1,101,613
Current liabilities	707,004	808,072
	$318,041	$293,541
Debt Obligations
Current portion of long-term debt (1)	$175	$30,878
Short-term unsecured borrowing arrangements	3,408	594
Current debt obligations	3,583	31,472
Long-term debt obligations (1)	289,908	345,185
	$293,491	$376,657
(1)On January 8, 2026, LivaNova made a $95.9 million early repayment of the remaining outstanding balance under the Term Facilities.
For information on LivaNova’s debt obligations, refer to “Note 5. Financing Arrangements” in the condensed consolidated financial statements in this Report.
Cash Flows
The following table presents net cash, cash equivalents, and restricted cash provided by (used in) operating, investing, and financing activities and the net decrease in the balance of cash, cash equivalents, and restricted cash (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating activities	$81,804	$86,886
Investing activities	(46,497)	(19,596)
Financing activities	(150,693)	(213,403)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,547)	16,195
Net decrease in cash, cash equivalents, and restricted cash (1)	$(118,933)	$(129,918)
(1)On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information, refer to “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2026 decreased by $5.1 million, compared to the same prior year period, primarily due to increases in payments to employees and vendors, as well as $10.0 million from the June 2026 payment satisfying the ImThera regulatory-based contingent consideration liability, partially offset by higher customer collections resulting from an increase in sales and a decrease in cash paid for interest.

Investing Activities
Cash used in investing activities for the six months ended June 30, 2026 increased $26.9 million, compared to the same prior year period, primarily due to an increase in purchases of property, plant, and equipment of $19.9 million, principally related to purchases and development of internal-use software, as well as a decrease in proceeds from investments of $6.5 million.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2026 decreased $62.7 million, compared to the same prior year period, primarily due to a decrease of $114.3 million in repayments of long-term debt obligations, partially offset by $50.4 million from the June 2026 payment satisfying the ImThera regulatory-based contingent consideration liability.
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
Applicable SEC rules require an evaluation of the effectiveness of the Company’s disclosure controls and procedures. LivaNova’s management, under the supervision and with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, LivaNova’s CEO and CFO concluded that, as of June 30, 2026, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in LivaNova’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, LivaNova’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of LivaNova’s material pending legal and regulatory proceedings and settlements, refer to “Note 6. Commitments and Contingencies” in the Company’s condensed consolidated financial statements included in this Report.
ITEM 1A. RISK FACTORS
There have been no material changes in LivaNova’s risk factors from those disclosed in Part I, Item 1A of the Company’s 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
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
LivaNova’s gross revenue and net profits attributable to the above-mentioned Iranian activities were $1.8 million and $0.9 million for the three months ended June 30, 2026, respectively, and $3.4 million and $1.7 million for the six months ended June 30, 2026, respectively.
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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2026 and 2025, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: August 5, 2026	By:	/s/ VLADIMIR MAKATSARIA
Vladimir Makatsaria
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: August 5, 2026	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)