Form 10-Q
period 2026-09-30
LivaNova PLC
filed 2026-11-04
CIK 1639691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding on October 28, 2026
Ordinary Shares - £1.00 par value per share	55,086,809

LIVANOVA PLC

DEFINITIONS
In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, the following terms and abbreviations have the meanings listed below. “LivaNova” and the “Company” refer to LivaNova PLC and its consolidated subsidiaries.

Abbreviation	Definition
2016 Decision	Decision by the Court of Milan in 2016 to dismiss all legal actions of SNIA and of the Public Administrations and to further require the Public Administrations to pay Sorin €292,000 for legal fees
2021 First Lien Credit Agreement	First Lien Credit Agreement between LivaNova PLC and its wholly-owned subsidiary, LivaNova USA, Inc., and Goldman Sachs Bank USA, as First Lien Administrative Agent and First Lien Collateral Agent, entered into on August 13, 2021
2025 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2025 Embedded Derivative	The bifurcated embedded derivative associated with the 2025 Notes
2025 Form 10-K	LivaNova PLC’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026
2025 Notes	$287.5 million aggregate principal amount 3.00% unsecured cash exchangeable senior notes due December 15, 2025, by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova USA on June 17, 2020
2029 Capped Calls	Privately-negotiated capped call transactions entered into with certain financial institutions
2029 Embedded Derivative	The bifurcated embedded derivative associated with the 2029 Notes
2029 Notes	$345.0 million aggregate principal amount 2.50% unsecured convertible senior notes due 2029 by private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, issued by LivaNova PLC on March 8, 2024
AI	Artificial intelligence
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Capped Call Transactions	The 2025 Capped Calls and the 2029 Capped Calls
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Court of Appeal	Court of Appeal in Milan
Delayed Draw Term Facility	$50.0 million delayed draw term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
DRE	Drug-resistant epilepsy
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

ECJ	European Court of Justice
Embedded Derivatives	The bifurcated embedded derivatives associated with the 2025 Notes and 2029 Notes, collectively
ERP	Enterprise resource planning
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FX	Foreign currency exchange rate
HLM	Heart-lung machine

Abbreviation	Definition
IEEPA	International Emergency Economic Powers Act
ImThera	ImThera Medical, Inc. was a company developing an implantable neurostimulation device system for the treatment of obstructive sleep apnea that LivaNova acquired in 2018
Incremental Facility Amendment No. 2	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated July 6, 2022
Incremental Facility Amendment No. 3	An incremental facility amendment to the 2021 First Lien Credit Agreement, dated March 8, 2024
Initial Term Facility	$300.0 million term facility under the 2021 First Lien Credit Agreement, resulting from the Incremental Facility Amendment No. 2
IPR&D	In-Process Research and Development
ISIN	National Inspectorate for Nuclear Safety and Radiation Protection, a sub-body of the Italian Ministry of Economic Development
IT	Information technology
LivaNova PLC	A public limited company organized under the laws of England and Wales on February 20, 2015
LivaNova USA	LivaNova USA, Inc.
LSM	LivaNova Site Management S.r.l.
MedTech	Medical technology
Nasdaq	Nasdaq Global Select Market
OBBBA	One Big Beautiful Bill Act
OSA	Obstructive sleep apnea
PMA	Premarket approval
Public Administrations	The Italian Ministry of the Environment and other Italian government agencies
R&D	Research and development
Report	This Quarterly Report on Form 10-Q
RSU	Restricted stock unit
SAR	Stock appreciation right
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SG&A	Selling, general, and administrative
SNIA	SNIA S.p.A.
SNIA Litigation Guarantee	A first demand bank guarantee of €270.0 million in connection with the SNIA environmental litigation
Sorin	Sorin S.p.A.
Term Facilities	The Initial Term Facility, together with the Delayed Draw Term Facility
TRD	Treatment-resistant Depression - LivaNova’s RECOVER clinical study defines the patient population using the inclusion criteria for TRD, typically characterized by major depressive disorder that does not adequately respond to at least two different antidepressant treatments given at an appropriate dose and duration. As a result, the Company uses TRD in the context of the RECOVER study to maintain consistency with the study protocol approved by the U.S. Centers for Medicare & Medicaid Services. Meanwhile, the Company’s broader business and strategic communications reference DTD as the preferred disease state when speaking more broadly about depression treatment, as it is a more inclusive and clinically evolving concept that encompasses patients whose depression continues to cause significant burden despite usual treatment efforts. References to either term in this filing are context-dependent but describe overlapping populations.
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
UK	United Kingdom
USD	U.S. dollar
VNS Therapy	LivaNova Vagus Nerve Stimulation Therapy

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
Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this Report. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of future results, including the full fiscal year. Also refer to the Company’s “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in LivaNova’s 2025 Form 10-K and in the Company’s Quarterly Reports on Form 10-Q.
Financial Information and Currency of Financial Statements
All of the financial information included in this Report has been prepared in accordance with U.S. GAAP. The reporting currency of the Company’s condensed consolidated financial statements is USD.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$393,148	$357,753	$1,145,993	$1,027,132
Cost of sales	128,097	112,898	363,523	327,035
Gross profit	265,051	244,855	782,470	700,097
Operating expenses:
Selling, general, and administrative	154,928	138,522	456,624	405,448
Research and development	47,685	48,577	160,042	133,641
Other operating expense	34,013	3,744	46,424	4,196
Operating income	28,425	54,012	119,380	156,812
SNIA environmental liability expense	—	(1,745)	—	(363,815)
Interest expense	(7,952)	(10,863)	(23,419)	(41,080)
Foreign exchange and other income/(expense)	26,301	(7,493)	(3,223)	(332)
Income (loss) before income tax	46,774	33,911	92,738	(248,415)
Income tax expense (benefit)	12,396	7,114	(73,468)	24,921
Loss from equity method investments	(84)	(13)	(1,049)	(41)
Net income (loss)	$34,294	$26,784	$165,157	$(273,377)

Earnings (loss) per share:
Basic	$0.62	$0.49	$3.01	$(5.01)
Diluted	$0.11	$0.49	$2.93	$(5.01)

Weighted average shares outstanding:
Basic	55,088	54,630	54,918	54,529
Diluted	57,367	55,153	56,316	54,529
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$34,294	$26,784	$165,157	$(273,377)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(867)	(2,605)	(22,583)	85,678
Total other comprehensive (loss) income	(867)	(2,605)	(22,583)	85,678
Total comprehensive income (loss)	$33,427	$24,179	$142,574	$(187,699)
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$563,467	$635,552
Accounts receivable, net of allowance of $10,736 as of September 30, 2026 and $12,527 as of December 31, 2025	236,374	215,985
Inventories	177,881	164,701
Prepaid and refundable taxes	46,273	48,606
Prepaid expenses and other current assets	58,853	36,769
Total Current Assets	1,082,848	1,101,613
Property, plant, and equipment, net	293,322	242,603
Goodwill	778,805	792,840
Intangible assets, net	210,730	229,964
Operating lease assets	56,677	55,519
Investments	16,801	20,291
Deferred tax assets	194,453	110,983
Long-term derivative assets	52,593	36,551
Other assets	26,895	15,689
Total Assets	$2,713,124	$2,606,053
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current debt obligations	$3,896	$31,472
Accounts payable	106,912	97,157
Accrued liabilities and other	128,934	107,125
SNIA environmental liability	383,642	396,242
Current contingent consideration	—	50,030
Taxes payable	28,898	33,133
Accrued employee compensation and related benefits	87,911	92,913
Total Current Liabilities	740,193	808,072
Long-term debt obligations	295,194	345,185
Long-term contingent consideration	45,394	42,045
Deferred tax liabilities	7,742	9,590
Long-term operating lease liabilities	48,794	48,327
Long-term employee compensation and related benefits	13,904	13,574
Long-term derivative liabilities	124,752	83,904
Other long-term liabilities	65,080	55,369
Total Liabilities	1,341,053	1,406,066
Commitments and contingencies (Note 6)
Shareholders’ Equity:
Ordinary Shares, £1.00 par value: Unlimited shares authorized; 55,604,976 shares issued and 55,085,074 shares outstanding as of September 30, 2026; 55,535,181 shares issued and 54,649,085 shares outstanding as of December 31, 2025	84,599	84,564
Additional paid-in capital	2,283,983	2,254,980
Accumulated other comprehensive (loss) income	(15,253)	7,330
Accumulated deficit	(980,564)	(1,145,721)
Treasury shares at cost, 519,902 ordinary shares as of September 30, 2026; 886,096 ordinary shares as of December 31, 2025	(694)	(1,166)
Total Shareholders’ Equity	1,372,071	1,199,987
Total Liabilities and Shareholders’ Equity	$2,713,124	$2,606,053
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income (loss)	$165,157	$(273,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax (benefit) expense	(86,892)	4,066
Share-based compensation	39,707	26,904
Remeasurement of derivative instruments	29,395	(16,990)
Depreciation	26,156	21,008
Amortization of intangible assets	17,609	13,186
Amortization of debt issuance costs	14,843	17,259
Remeasurement of contingent consideration to fair value	13,777	5,464
Gain on sale of investment	(13,648)	—
Amortization of operating lease assets	7,820	10,732
Impairment of investment	1,132	1,112
Loss on debt extinguishment	857	2,651
Loss on investment revaluation - Ceribell, Inc.	—	3,622
Other, net	256	2,427
Changes in operating assets and liabilities:
Accounts receivable, net	(22,488)	(5,830)
Inventories	(15,422)	(8,100)
Other current and non-current assets	(25,777)	50,582
Accounts payable and accrued current and non-current liabilities	(14,728)	(36,051)
Taxes payable	(11,250)	(13,575)
Litigation provision liability	28,963	3,038
SNIA environmental liability	—	363,815
Net cash provided by operating activities	155,467	171,943
Investing Activities:
Purchases of property, plant, and equipment	(76,614)	(48,817)
Proceeds from investments	9,068	6,522
Purchases of investments	(2,115)	—
Other, net	55	(358)
Net cash used in investing activities	(69,606)	(42,653)
Financing Activities:
Repayment of long-term debt obligations	(95,938)	(216,813)
Payment of contingent consideration	(50,429)	—
Shares repurchased from employees for minimum tax withholding	(11,724)	(3,625)
Other, net	4,480	(2,338)
Net cash used in financing activities	(153,611)	(222,776)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,335)	16,009
Net decrease in cash, cash equivalents, and restricted cash	(72,085)	(77,477)
Cash, cash equivalents, and restricted cash at beginning of period	635,552	723,556
Cash and cash equivalents at end of period	$563,467	$646,079
See accompanying notes to the condensed consolidated financial statements.

LIVANOVA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of LivaNova and the notes thereto as of and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated balance sheet of LivaNova as of December 31, 2025 has been derived from audited consolidated financial statements contained in LivaNova’s 2025 Form 10-K but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the operating results of LivaNova and its subsidiaries for the three and nine months ended September 30, 2026, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The financial information presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto accompanying LivaNova’s 2025 Form 10-K. The Company has reclassified certain prior period amounts on the condensed consolidated statements of income (loss), condensed consolidated balance sheet, and the condensed consolidated statements of cash flows for comparative purposes.
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
LivaNova had no designated hedging instruments as of September 30, 2026 and December 31, 2025.
Freestanding FX Derivatives
LivaNova uses freestanding derivative forward contracts to offset the variability of the value associated with intercompany loans denominated in a foreign currency. The gross notional amount of freestanding FX derivative contracts outstanding as of September 30, 2026 and December 31, 2025 was $86.3 million and $113.2 million, respectively. From freestanding derivatives, LivaNova recorded net losses of $2.6 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and net losses of $4.6 million and net gains of $25.2 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts, together with foreign currency remeasurement gains and losses on the underlying intercompany loans, are included in foreign exchange and other income/(expense) in LivaNova’s condensed consolidated statements of income (loss).
Capped Call Derivatives
The Capped Call Transactions are carried on the condensed consolidated balance sheets as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with unrealized gain or loss reflected in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss). The Capped Call Transactions are measured at fair value using the Black-Scholes model utilizing observable and unobservable market data, including share price, remaining contractual term, expected volatility, risk-free interest rate, and expected dividend yield, as applicable. For additional information, refer to “Note 4. Fair Value Measurements” and “Note 12. Supplemental Financial Information.”
2029 Capped Calls
In March 2024, LivaNova issued the 2029 Notes. In connection with the pricing of the 2029 Notes, the Company entered into the 2029 Capped Calls. Under the 2029 Capped Calls, the Company purchased a capped call option with an initial strike price of $69.40 and an initial cap price of $94.28 per share. The strike price, which is subject to certain adjustments, corresponds to the initial conversion price of the 2029 Notes. The 2029 Capped Calls are intended to offset any cash payments and/or cash equivalent value of ordinary shares upon conversion of the 2029 Notes if the market value per ordinary share is greater than the strike price, with such offsets being subject to the initial cap price of $94.28 per share. However, the proceeds under the 2029 Capped Calls are limited to the initial cap price in the event the Company’s share price exceeds the cap price at the time of conversion. The 2029 Capped Calls expire on March 15, 2029 and must be settled in cash. The 2029 Capped Calls are subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes and cover the number of LivaNova’s ordinary shares underlying the 2029 Notes. If the 2029 Capped Calls are terminated early, settlement occurs at their termination value, which is equal to their fair value at the time of the early termination.
2025 Capped Calls
In June 2020, LivaNova issued the 2025 Notes. In connection with the pricing of the 2025 Notes, the Company entered into the 2025 Capped Calls. Under the 2025 Capped Calls, the Company purchased a capped call option with an initial strike price of $60.98 and an initial cap price of $100.00 per share. The strike price, subject to certain adjustments, corresponded to the initial exchange price of the 2025 Notes. The 2025 Capped Calls were intended to offset any cash payments upon exchange of the 2025 Notes in excess of the principal amount. In connection with the issuance of the 2029 Notes, the Company repurchased an aggregate principal amount of $230.0 million of the 2025 Notes and unwound a corresponding portion of the 2025 Capped Calls at the fair value of such portion of the 2025 Capped Calls. The Company received $22.5 million in cash consideration, the fair value of the terminated portion, upon settlement. The remaining 2025 Capped Calls expired with a fair value of zero on December 15, 2025.
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
The following tables present the fair value and the location of derivative contracts reported on the condensed consolidated balance sheets (in thousands):

	Derivative Assets		Derivative Liabilities
September 30, 2026	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
2029 Capped Calls	Long-term derivative assets	$52,593
2029 Embedded Derivative			Long-term derivative liabilities	$124,752
FX derivative contracts	Prepaid expenses and other current assets	51	Accrued liabilities and other	148
Total derivatives not designated as hedging instruments		$52,644		$124,900

	Derivative Assets		Derivative Liabilities
December 31, 2025	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments:
2029 Capped Calls	Long-term derivative assets	$36,551
2029 Embedded Derivative			Long-term derivative liabilities	$83,904
FX derivative contracts	Prepaid expenses and other current assets	165	Accrued liabilities and other	99
Total derivatives not designated as hedging instruments		$36,716		$84,003
Note 4. Fair Value Measurements
LivaNova reviews its fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities in the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 for the nine months ended September 30, 2026 and 2025.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the level in the fair value hierarchy at which the Company’s assets and liabilities are measured on a recurring basis (in thousands):

	Total	Fair Value Measurements Using Inputs Considered as:
September 30, 2026		Level 1	Level 2	Level 3
Assets:
Derivative assets - freestanding instruments (FX)	$51	$—	$51	$—
Derivative assets - 2029 Capped Calls	52,593	—	—	52,593
Investment in convertible notes receivable	4,167	—	—	4,167
	$56,811	$—	$51	$56,760
Liabilities:
Derivative liabilities - freestanding instruments (FX)	$148	$—	$148	$—
Derivative liabilities - 2029 Embedded Derivative	124,752	—	—	124,752
ImThera contingent consideration arrangements	45,394	—	—	45,394
	$170,294	$—	$148	$170,146

	Total	Fair Value Measurements Using Inputs Considered as:
December 31, 2025		Level 1	Level 2	Level 3
Assets:
Derivative assets - freestanding instruments (FX)	$165	$—	$165	$—
Derivative assets - 2029 Capped Calls	36,551	—	—	36,551
Investment in convertible notes receivable	3,000	—	—	3,000
	$39,716	$—	$165	$39,551
Liabilities:
Derivative liabilities - freestanding instruments (FX)	$99	$—	$99	$—
Derivative liabilities - 2029 Embedded Derivative	83,904	—	—	83,904
ImThera contingent consideration arrangements	92,075	—	—	92,075
	$176,078	$—	$99	$175,979

Reconciliation of Level 3 Assets and Liabilities
The tables below present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3) (in thousands):

	Derivative Assets - 2029 Capped Calls (1)	Investment in Convertible Notes Receivable	Derivative Liabilities - 2029 Embedded Derivative (1)	ImThera Contingent Consideration Arrangements Liability
June 30, 2026	$57,293	$3,000	$152,904	$42,121
Additions	—	1,167	—	—
Changes in fair value (2)	(4,700)	—	(28,152)	3,273
September 30, 2026	$52,593	$4,167	$124,752	$45,394

	Derivative Assets - 2025 Capped Calls (1)	Derivative Assets - 2029 Capped Calls (1)	Derivative Liabilities - 2025 Embedded Derivative (1)	Derivative Liabilities - 2029 Embedded Derivative (1)	ImThera Contingent Consideration Arrangements Liability
June 30, 2025	$1,303	$21,658	$1,363	$48,093	$87,927
Changes in fair value (2)	324	6,353	322	16,422	1,755
September 30, 2025	$1,627	$28,011	$1,685	$64,515	$89,682

	Derivative Assets - 2029 Capped Calls (1)	Investment in Convertible Notes Receivable	Derivative Liabilities - 2029 Embedded Derivative (1)	ImThera Contingent Consideration Arrangements Liability
December 31, 2025	$36,551	$3,000	$83,904	$92,075
Additions	—	1,167	—	—
Payments	—	—	—	(60,458)
Changes in fair value (2)	16,042	—	40,848	13,777
September 30, 2026	$52,593	$4,167	$124,752	$45,394

	Derivative Assets - 2025 Capped Calls (1)	Derivative Assets - 2029 Capped Calls (1)	Derivative Liabilities - 2025 Embedded Derivative (1)	Derivative Liabilities - 2029 Embedded Derivative (1)	ImThera Contingent Consideration Arrangements Liability
December 31, 2024	$2,624	$23,735	$2,915	$51,819	$84,218
Changes in fair value (2)	(997)	4,276	(1,230)	12,696	5,464
September 30, 2025	$1,627	$28,011	$1,685	$64,515	$89,682
(1)Gains and losses are recorded in foreign exchange and other income/(expense) in the condensed consolidated statements of income (loss).
(2)For the three months ended September 30, 2026, the contingent consideration change in fair value was recorded to cost of sales. For the comparable 2025 period, the contingent consideration changes in fair value resulted in increases of $1.0 million and $0.8 million recorded to cost of sales and R&D, respectively. For the nine months ended September 30, 2026, the contingent consideration changes in fair value resulted in increases of $3.3 million and $10.4 million recorded to cost of sales and R&D, respectively. For the comparable 2025 period, the contingent consideration changes in fair value resulted in increases of $2.8 million and $2.7 million recorded to cost of sales and R&D, respectively.
Share Price Volatility
The share price volatility utilized in determining the fair value of LivaNova’s 2029 Capped Call derivative assets and 2029 Embedded Derivative liability as of September 30, 2026 was 37%. In general, an increase in LivaNova’s share price or share price volatility would increase the fair value of the embedded and capped call derivatives, which would result in an increase in net expense. As the remaining time to the expiration of the derivatives decreases, the fair value of the derivatives decreases. The future impact of the derivatives on net income (loss) depends on how significant inputs, such as share price volatility and time to the expiration of the derivatives, change in relation to other inputs.
Contingent Consideration Arrangements
The ImThera acquisition involved contingent consideration arrangements comprised of potential cash payments upon the achievement of a certain regulatory milestone and a sales-based earnout associated with sales of products. In March 2026, the Company received PMA from the FDA for the aura6000 System, thereby achieving the regulatory milestone and, in June 2026, paid $60.5 million, fully satisfying the related regulatory-based contingent consideration liability. Of this payment, $10.0 million was classified as an operating cash outflow in the condensed consolidated statements of cash flows, representing the portion of the payment that exceeded the acquisition-date fair value of the liability, with the remainder classified as a financing cash outflow on the condensed consolidated statements of cash flows. The remaining sales-based earnout is valued using projected sales from LivaNova’s internal strategic plan. These arrangements are Level 3 fair value measurements. The table below presents the significant unobservable inputs of the sales-based earnout arrangement from the ImThera acquisition as of September 30, 2026:

Valuation Technique	Unobservable Input	Inputs
Monte-Carlo simulation	Risk-adjusted discount rate	12.5% - 12.9%
	Credit risk discount rate	6.4% - 6.8%
	Revenue volatility	24.1%
	Probability of payment	95%
	Projected payment years	2028 - 2030
Other
The carrying value of LivaNova’s long-term debt, including the current portion as of September 30, 2026 and December 31, 2025, was $295.4 million and $376.1 million, respectively. The fair value of the 2029 Notes, excluding the conversion feature, as of September 30, 2026 and December 31, 2025, was $316.5 million and $315.2 million, respectively. The fair value was estimated using a discounted cash flow model and is classified as Level 2 within the fair value hierarchy. For all other long-term debt obligations, LivaNova believes the carrying value approximates fair value. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and hedging activity.
Note 5. Financing Arrangements
The following table presents a summary of LivaNova’s long-term debt obligations (in thousands):

	September 30, 2026	December 31, 2025	Maturity	Interest Rate
2029 Notes	$289,886	$275,599	March 2029	2.50%
Term Facilities	—	95,063
Other	5,498	5,401
Total long-term debt	295,384	376,063
Less: Current portion of long-term debt	190	30,878
Total long-term debt obligations	$295,194	$345,185
Revolving Credit and Term Facilities
The outstanding principal amount of LivaNova’s short-term unsecured revolving credit agreements and other agreements with various banks was $3.7 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively, with an interest rate of 5.40% as of September 30, 2026.
On March 8, 2024, LivaNova and LivaNova USA entered into Incremental Facility Amendment No. 3, which provides for LivaNova USA to obtain revolving commitments in an aggregate principal amount of $225.0 million and matures on March 8, 2029. There were no outstanding borrowings under the revolving facilities under the 2021 First Lien Credit Agreement as of September 30, 2026 and December 31, 2025. As of both September 30, 2026 and December 31, 2025, the applicable commitment fee percentage was 0.25% per annum. As of September 30, 2026, the Company was in compliance with the financial covenants contained in the 2021 First Lien Credit Agreement.
On May 2, 2025, LivaNova made a $200.0 million early repayment of principal under the Term Facilities. This repayment resulted in a loss on debt extinguishment of $2.7 million recognized for the nine months ended September 30, 2025, associated with the write-off of unamortized debt issuance costs. On January 8, 2026, LivaNova made a $95.9 million early repayment of the remaining outstanding balance under the Term Facilities. This repayment resulted in a loss on debt extinguishment of $0.9 million recognized for the nine months ended September 30, 2026, associated with the write-off of the remaining unamortized debt issuance costs. Loss on debt extinguishment is included in interest expense in the condensed consolidated statements of income (loss).
2029 Notes
The effective interest rate of the 2029 Notes was 9.84% as of September 30, 2026. The unamortized debt discount and issuance costs related to the 2029 Notes as of September 30, 2026 and December 31, 2025 were $55.1 million and $69.4 million, respectively. The initial conversion rate for the 2029 Notes is 14.4085 ordinary shares per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $69.40 per share. Although the Company’s ordinary share price met or exceeded the initial conversion price during portions of the quarter and through the filing date, the conditions required for conversion were not met as of September 30, 2026. Under the terms of the indenture, holders may convert the 2029 Notes during a calendar quarter only if, among other circumstances, the last reported sale price of the Company’s ordinary shares equals or exceeds 130% of the conversion price, or $90.22 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. Accordingly, the Company included its obligations from the 2029 Notes and the associated embedded derivative as long-term liabilities in the condensed consolidated balance sheet as of September 30, 2026, and the 2029 Notes are not convertible for the three months ending December 31, 2026. For additional information regarding the 2029 Notes and related 2029 Capped Calls, refer to LivaNova’s 2025 Form 10-K and “Note 3. Derivatives and Risk Management.”
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
Although there is no legal obligation to deliver any hazardous substances, as the performance of these obligations is contingent on the construction of the as-yet unbuilt national repository, based on the aforementioned factors, the Company concluded its obligation to clean, dismantle, and deliver any hazardous substances to a national repository is probable and reasonably estimable. The estimated liability as of September 30, 2026 was $39.8 million (€35.0 million), which represented the estimated low end of the range of loss, with an estimated maximum end of the range of loss of $49.8 million (€43.8 million). The estimated liability as of December 31, 2025 was $41.8 million (€35.6 million).
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
In 2016, the Court of Milan dismissed all legal actions of SNIA and of the Public Administrations, further requiring the Public Administrations to pay Sorin €292,000 ($331,626 as of September 30, 2026) for legal fees. The Public Administrations appealed the 2016 Decision to the Court of Appeal. In March 2019, the Court of Appeal issued a partial decision on the merits declaring LivaNova jointly liable with SNIA for SNIA’s environmental liabilities in an amount up to the fair value of the net worth received by Sorin because of the spin-off of Sorin from SNIA in 2004, an estimated €572.1 million ($649.7 million as of September 30, 2026). LivaNova appealed the partial decision on liability to the Italian Supreme Court in August 2019.
In November 2021, the Court of Appeal delivered the remainder of its decision, ordering LivaNova to pay damages of €453.6 million ($515.1 million as of September 30, 2026). LivaNova appealed the decision on damages in December 2021. In February 2022, the Court of Appeal notified the Company that it granted the Company a suspension with respect to the payment of damages until a decision was reached on the appeal to the Italian Supreme Court, subject to LivaNova providing a first demand bank guarantee of €270.0 million ($306.6 million as of September 30, 2026); LivaNova delivered the SNIA Litigation Guarantee in March 2022.
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
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger, as well as the environmental liabilities of the demerged company that materialized after the demerger, which are derived from actions performed prior to the demerger; however, the Italian Supreme Court also ruled that the Company should not be held responsible for certain payments previously approved by the Court of Appeal in the amount of €157.3 million ($178.6 million as of September 30, 2026). The case was referred back to the Court of Appeal to implement the decisions respecting costs and damages in accordance with the judgment of the Italian Supreme Court.
On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information on the financing of the guarantee, refer to “Note 12. Supplemental Financial Information.”
On May 15, 2025, as a procedural step, the Public Administrations served the Company with a filing to return the proceedings to the Court of Appeal. In addition to seeking a return of the case to the Court of Appeal, the Public Administrations asserted that the Court of Appeal forgo an examination of the amounts disapproved by the Italian Supreme Court and instead impose costs of €108.8 million ($123.6 million as of September 30, 2026) at a minimum. These assertions are counter to the decision of the Italian Supreme Court’s judgment, which disapproved costs of €157.3 million ($178.6 million as of September 30, 2026). The Public Administrations’ filing is not a legal judgment or demand for payment.
At a hearing on June 24, 2026, the Court of Appeal scheduled a hearing for December 9, 2026 to allow the parties to discuss a possible out-of-court resolution of the matter. On November 2, 2026, the Court of Appeal rescheduled the hearing to February 10, 2027 for administrative reasons. Discussions remain ongoing, and there can be no assurance that they will result in a settlement.
As a result of the March 14, 2025 decision by the Italian Supreme Court, the Company recorded a current liability in the first quarter of 2025. As of September 30, 2026, the current liability on the consolidated balance sheet was €337.8 million ($383.6 million), representing the Company’s best estimate inclusive of estimated costs, fees, interest, and taxes. These estimated costs do not include the Company’s legal fees, which are expensed as incurred and included in SG&A in LivaNova’s condensed consolidated statements of income (loss). As of the date of this filing, the Company believes the amount recorded for the SNIA matter remains its best estimate and has determined that it has sufficient resources to satisfy the liability.
Product Liability Litigation
The Company continues to be involved in litigation involving LivaNova’s 3T Heater-Cooler device. The litigation includes the cases remaining in the federal multi-district litigation in the U.S. District Court for the Middle District of Pennsylvania and various U.S. state courts, as well as claims in jurisdictions outside the United States. As of November 4, 2026, the Company was aware of approximately 55 filed and unfiled claims worldwide. The complaints generally seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and negligent misrepresentation or concealment, unjust enrichment, and violations of various state consumer protection statutes.

For the three and nine months ended September 30, 2026, LivaNova recorded an additional liability of $34.0 million and $45.3 million, respectively, reflecting developments that resulted in a reassessment of probable losses associated with certain outstanding claims. As of September 30, 2026 and December 31, 2025, the provision for these matters was $44.2 million and $15.6 million, respectively. While the amount accrued represents LivaNova’s best estimate for those worldwide filed and unfiled claims of which LivaNova is aware and believes are both probable and estimable at this time, the actual liability for resolution of these matters may vary from the Company’s provision. A provision has not been recorded for any claims where a potential loss is not determined to be probable, or a potential loss or range of potential loss is not reasonably estimable at this time.
The following table presents the changes in the litigation provision liability for the nine months ended September 30, 2026 (in thousands):

As of December 31, 2025	$15,602
Payments	(16,383)
Adjustments (1)	45,346
FX and other	(388)
As of September 30, 2026	44,177
Less: Current portion as of September 30, 2026 (2)	27,824
Long-term portion as of September 30, 2026 (3)	$16,353
(1)Adjustments to the litigation provision are included in other operating expense on the condensed consolidated statements of income (loss).
(2)Included in accrued liabilities and other on the condensed consolidated balance sheets.
(3)Included in other long-term liabilities on the condensed consolidated balance sheets.
Italian MedTech Payback Measure
In 2015, the Italian Parliament introduced a law regarding public contracts with the National Healthcare System for the supply of goods and services. In particular, the law introduced a payback measure requiring companies selling medical devices in Italy to repay a percentage of the healthcare expenditures exceeding the regional maximum caps for medical devices. In 2024, the Constitutional Court of Italy upheld the payback law, and it entered into force in August 2025. In June 2025, the Italian government introduced a settlement mechanism for 2015-2018 obligations, in which the Company elected to participate. In September 2025, the Company paid €3.5 million ($4.0 million as of September 30, 2026), representing full settlement of its obligations for that period, and reversed the remaining $3.8 million reserve associated with those years. As of September 30, 2026 and December 31, 2025, the Company had a reserve of $14.5 million and $12.8 million, respectively, reflecting its best estimate of the full potential obligation for 2019 to present; however, the actual liability could vary. The reserve is included in accrued liabilities and other in the condensed consolidated balance sheets. Amounts recognized associated with the Italian MedTech payback measure are recorded as a reduction to net revenue in the condensed consolidated statements of income (loss).
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

Note 7. Shareholders’ Equity
The tables below present the condensed consolidated statements of shareholders’ equity as of and for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Shares	Total Shareholders’ Equity
June 30, 2026	55,601	$84,599	$2,270,699	$(14,386)	$(1,014,858)	$(732)	$1,325,322
Share-based compensation plans	4	—	13,284	—	—	38	13,322
Net income	—	—	—	—	34,294	—	34,294
Other comprehensive loss	—	—	—	(867)	—	—	(867)
September 30, 2026	55,605	$84,599	$2,283,983	$(15,253)	$(980,564)	$(694)	$1,372,071

June 30, 2025	55,499	$84,521	$2,234,777	$8,113	$(1,203,411)	$(1,161)	$1,122,839
Share-based compensation plans	4	(1)	10,247	—	—	(34)	10,212
Net income	—	—	—	—	26,784	—	26,784
Other comprehensive loss	—	—	—	(2,605)	—	—	(2,605)
September 30, 2025	55,503	$84,520	$2,245,024	$5,508	$(1,176,627)	$(1,195)	$1,157,230

	Ordinary Shares	Ordinary Shares - Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Shares	Total Shareholders' Equity
December 31, 2025	55,535	$84,564	$2,254,980	$7,330	$(1,145,721)	$(1,166)	$1,199,987
Share-based compensation plans	70	35	29,003	—	—	472	29,510
Net income	—	—	—	—	165,157	—	165,157
Other comprehensive loss	—	—	—	(22,583)	—	—	(22,583)
September 30, 2026	55,605	$84,599	$2,283,983	$(15,253)	$(980,564)	$(694)	$1,372,071

December 31, 2024	54,438	$83,156	$2,220,658	$(80,170)	$(903,250)	$(136)	$1,320,258
Share-based compensation plans	1,065	1,364	24,366	—	—	(1,059)	24,671
Net loss	—	—	—	—	(273,377)	—	(273,377)
Other comprehensive income	—	—	—	85,678	—	—	85,678
September 30, 2025	55,503	$84,520	$2,245,024	$5,508	$(1,176,627)	$(1,195)	$1,157,230
The tables below present the changes in AOCI, net of tax, for the nine months ended September 30, 2026 and 2025 (in thousands):

Foreign Currency Translation Adjustments (1)
December 31, 2025	$7,330
Other comprehensive loss before reclassifications, net of tax	(22,583)
Reclassification of amounts from AOCI, net of tax	—
Net current-period other comprehensive loss, net of tax	(22,583)
September 30, 2026	$(15,253)
(1)Taxes were not provided for foreign currency translation adjustments, as translation adjustments are related to earnings that are intended to be reinvested in the countries where earned.

Foreign Currency Translation Adjustments (1)
December 31, 2024	$(80,170)
Other comprehensive income before reclassifications, net of tax	85,678
Reclassification of amounts from AOCI, net of tax	—
Net current-period other comprehensive income, net of tax	85,678
September 30, 2025	$5,508
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
Note 8. Share-Based Incentive Plans
Share-Based Compensation Expense
The following table presents the amounts of share-based compensation expense recognized in LivaNova’s condensed consolidated statements of income (loss) by type of arrangement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service-based RSUs	$8,254	$4,715	$21,004	$12,784
Service-based SARs	2,945	3,494	9,881	9,628
Market performance-based RSUs	1,276	629	3,532	1,558
Operating performance-based RSUs	1,721	748	4,121	2,030
Employee share purchase plan	359	361	1,169	904
	$14,555	$9,947	$39,707	$26,904
Share-based compensation granted for the nine months ended September 30, 2026, representing potential shares and their weighted average grant date fair values by type, is as follows (shares in thousands, fair value in dollars):

	Nine Months Ended September 30, 2026
	Shares	Weighted Average Grant Date Fair Value
Service-based RSUs	580	$62.77
Performance-based RSUs (1) (2)	188	70.26
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
Note 9. Income Taxes
LivaNova’s effective income tax rate for the three and nine months ended September 30, 2026 was 26.5% and (79.2)%, respectively, compared to 21.0% and (10.0)% for the three and nine months ended September 30, 2025, respectively. The changes in the effective tax rates for the three and nine months ended September 30, 2026, compared to the prior year period, were primarily attributable to year-over-year changes in income before income tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability recognized in 2025 and the discrete tax benefit resulting from the Italian tax ruling recognized in 2026 (further described below), and changes in valuation allowances.
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
In May 2026, the Italian tax authority, Agenzia delle Entrate, issued a ruling on the deductibility of the SNIA environmental liability expense, resulting in a discrete tax benefit for the nine months ended September 30, 2026 of €81.8 million ($95.0 million) and an estimated deferred tax asset of €80.0 million ($92.8 million), as of September 30, 2026. LivaNova determined that the Italian deferred tax assets are more likely than not realizable and, accordingly, did not record a valuation allowance.
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
Note 10. Earnings (Loss) Per Share
The following table presents basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic	$0.62	$0.49	$3.01	$(5.01)
Diluted	$0.11	$0.49	$2.93	$(5.01)
The following table presents the reconciliations of net income (loss) and weighted average shares outstanding used in the calculations of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) - basic	$34,294	$26,784	$165,157	$(273,377)
Less: Gain on 2029 Notes conversion option change in fair value, net of tax (1)	(28,152)	—	—	—
Net income (loss) - diluted	$6,142	$26,784	$165,157	$(273,377)

Denominator:
Basic weighted average shares outstanding	55,088	54,630	54,918	54,529
Add: Dilutive effect of share-based compensation (2)	1,639	523	1,398	—
Add: Dilutive effect of convertible debt instrument (1)	640	—	—	—
Diluted weighted average shares outstanding	57,367	55,153	56,316	54,529
(1)For the three months ended September 30, 2025, and for the nine months ended September 30, 2026 and 2025, the 2029 Notes were outstanding and potentially dilutive securities but were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive under the if-converted method. Anti-dilution from the 2029 Notes was 0.2 million shares for the nine months ended September 30, 2026.
(2)Excluded from the computation of diluted earnings (loss) per share were shares underlying stock options, SARs, and RSUs totaling 0.1 million and 0.5 million for the three months ended September 30, 2026 and 2025, respectively, and 0.1 million and 2.6 million for the nine months ended September 30, 2026 and 2025, respectively, because to include them would have been anti-dilutive under the treasury stock method.

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
The following table presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cardiopulmonary
United States	$80,407	$71,946	$222,479	$204,023
Europe (1)	57,061	50,052	176,324	143,605
Rest of World (1)	87,836	81,220	256,732	231,182
	225,304	203,218	655,535	578,810
Neuromodulation
United States	130,737	118,390	372,693	343,950
Europe (1)	16,608	14,521	54,814	47,445
Rest of World (1)	18,782	16,614	57,353	48,693
	166,127	149,525	484,860	440,088
Other revenue (2)	1,717	5,010	5,598	8,234
Total Company
United States	211,144	190,447	595,172	548,085
Europe (1)	73,671	67,683	231,140	194,160
Rest of World (1)	108,333	99,623	319,681	284,887
	$393,148	$357,753	$1,145,993	$1,027,132
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other revenue” includes rental and site services income not allocated to segments. In addition, for the three and nine months ended September 30, 2025, “Other revenue” includes $3.1 million from a reduction in the reserve associated with the Italian MedTech payback measure related to product sales of previously divested businesses. For additional information, refer to “Note 6. Commitments and Contingencies.”
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

The following table presents a reconciliation of segment income to consolidated income (loss) before income tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cardiopulmonary	$7,578	$24,698	$65,797	$80,796
Neuromodulation	62,134	56,185	167,223	164,558
Segment income	69,712	80,883	233,020	245,354
Other expense	(41,287)	(26,871)	(113,640)	(88,542)
Operating income	28,425	54,012	119,380	156,812
SNIA environmental liability expense	—	(1,745)	—	(363,815)
Interest expense (1)	(7,952)	(10,863)	(23,419)	(41,080)
Foreign exchange and other income/(expense)	26,301	(7,493)	(3,223)	(332)
Income (loss) before income tax	$46,774	$33,911	$92,738	$(248,415)
(1)“Interest expense” includes contractual interest expense associated with LivaNova’s short- and long-term financing arrangements and the amortization of debt discount and issuance costs of $5.1 million and $5.9 million for the three months ended September 30, 2026 and 2025, respectively, and $14.8 million and $17.3 million for the nine months ended September 30, 2026 and 2025, respectively.
The following table presents the components of segment income, including significant expenses, of LivaNova’s reportable segments (in thousands):

	Cardiopulmonary		Neuromodulation
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$225,304	$203,218	$166,127	$149,525
Less:
Cost of sales	104,486	98,088	18,425	12,693
Selling, general, and administrative	61,384	58,580	55,857	49,937
Research and development	17,843	18,108	29,711	30,710
3T litigation provision	34,013	3,744	—	—
	$7,578	$24,698	$62,134	$56,185

	Cardiopulmonary		Neuromodulation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$655,535	$578,810	$484,860	$440,088
Less:
Cost of sales	302,680	278,473	47,101	40,848
Selling, general, and administrative	187,698	168,551	165,044	148,604
Research and development	54,014	46,617	105,492	86,078
3T litigation provision	45,346	4,373	—	—
	$65,797	$80,796	$167,223	$164,558

The following table presents assets by reportable segment (in thousands):

	September 30, 2026	December 31, 2025
Cardiopulmonary	$1,082,181	$1,045,189
Neuromodulation	650,257	639,742
Other assets (1)	980,686	921,122
	$2,713,124	$2,606,053
(1)“Other assets” primarily include corporate assets not allocated to segments.
The following table presents capital expenditures by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cardiopulmonary	$12,311	$9,495	$35,251	$23,431
Neuromodulation	7,217	4,738	23,840	10,988
Other capital expenditures (1)	9,763	9,151	21,458	16,642
	$29,291	$23,384	$80,549	$51,061
(1)“Other capital expenditures” primarily includes corporate capital expenditures not allocated to segments.
The following table presents changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2026 (in thousands):

	Cardiopulmonary	Neuromodulation	Total
December 31, 2025	$394,086	$398,754	$792,840
Foreign currency adjustments	(14,035)	—	(14,035)
September 30, 2026	$380,051	$398,754	$778,805
Geographic Information
The following table presents property, plant, and equipment, net by geographic region (in thousands):

	September 30, 2026	December 31, 2025
United States	$102,492	$79,499
Europe	174,963	147,303
Rest of World	15,867	15,801
	$293,322	$242,603
Note 12. Supplemental Financial Information
The following table presents the components of inventories (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$65,110	$75,800
Work-in-process	32,615	12,875
Finished goods	80,156	76,026
	$177,881	$164,701
As of September 30, 2026 and December 31, 2025, inventories included adjustments totaling $20.6 million and $18.0 million, respectively, to record balances at the lower of cost or net realizable value.

The following table presents the components of accrued liabilities and other (in thousands):

	September 30, 2026	December 31, 2025
Legal and professional costs	$17,467	$18,396
Italian MedTech payback measure	14,526	12,839
Product liability litigation provision (1)	27,824	12,552
Contract liabilities	13,643	11,510
Operating lease liabilities	9,187	8,788
Royalty accrual	5,284	4,758
Provisions for agents, returns, and other	3,907	5,322
Tariff refund payable	1,943	—
Research and development costs	1,303	1,234
Interest payable	650	4,638
Current derivative liabilities (2)	148	99
Other accrued expenses	33,052	26,989
	$128,934	$107,125
(1)Refer to “Note 6. Commitments and Contingencies.”
(2)Refer to “Note 3. Derivatives and Risk Management.”
As of September 30, 2026 and December 31, 2025, contract liabilities totaling $20.1 million and $17.9 million, respectively, were included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets.
The following table presents the items included in foreign exchange and other income/(expense) on the condensed consolidated statements of income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value adjustment - 2029 Embedded Derivative (1)	$28,152	$(16,422)	$(40,848)	$(12,696)
Fair value adjustment - 2029 Capped Calls (1)	(4,700)	6,353	16,042	4,276
Gain on sale of investment (2)	—	—	13,648	—
Interest income	3,896	3,899	11,279	14,525
FX fluctuations	(1,039)	(613)	(2,407)	(2,463)
Impairment of investment	—	(1,112)	(1,132)	(1,112)
Investment revaluation - Ceribell, Inc. (3)	—	—	—	(3,622)
Fair value adjustment - 2025 Embedded Derivative (1)	—	(322)	—	1,230
Fair value adjustment - 2025 Capped Calls (1)	—	324	—	(997)
Other	(8)	400	195	527
	$26,301	$(7,493)	$(3,223)	$(332)
(1)Refer to “Note 4. Fair Value Measurements.”
(2)In June 2026, one of LivaNova’s equity investments was acquired by a third party, resulting in consideration of $17.1 million and the recognition of a gain on sale of $13.6 million for the nine months ended September 30, 2026.
(3)During the nine months ended September 30, 2025, LivaNova liquidated its investment in Ceribell, Inc., consisting of 391,952 common shares, in a series of transactions with an average sales price of $16.69 per common share, resulting in net proceeds of $6.5 million from an initial investment in 2018 of $3.0 million.

The following table presents supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental noncash investing and financing transactions:
Receivable from sale of investment	$7,991	$—
Assets obtained in exchange for operating lease obligations	10,167	9,898
Capital expenditures included in accounts payable	7,597	3,758
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
In addition, the impact that the imposition of tariffs and changes to global trade policies could have on the Company’s results of operations is uncertain. A significant number of LivaNova’s Cardiopulmonary products and component parts are sourced and produced outside of the U.S., including in Italy and Germany. Similarly, LivaNova manufactures its Neuromodulation products in the U.S., which are then often distributed internationally. In early 2025, the U.S. government imposed tariffs under the IEEPA, which impacted the Company. However, the U.S. Supreme Court ruled the IEEPA tariffs unlawful, resulting in a refund process with U.S. Customs and Border Protection. While the Company recognized net IEEPA tariff refunds that impacted segment income by $5.8 million ($7.7 million reducing cost of sales and $1.9 million reducing net revenue) for the nine months ended September 30, 2026, adverse changes in export and import costs, including the potential for new or expanded trade restrictions and additional global tariffs, could result in future increased costs or supply chain disruptions. The Company continues to monitor developments in global trade policy and assess potential implications for sourcing, pricing, and logistics.
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
Critical Accounting Estimates
For a discussion of LivaNova’s critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Form 10-K. For the nine months ended September 30, 2026, there were no material changes to the application of critical accounting policies and estimates previously disclosed in LivaNova’s 2025 Form 10-K.
Results of Operations
The following table presents LivaNova’s condensed consolidated results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$393,148	$357,753	$1,145,993	$1,027,132
Cost of sales	128,097	112,898	363,523	327,035
Gross profit	265,051	244,855	782,470	700,097
Operating expenses:
Selling, general, and administrative	154,928	138,522	456,624	405,448
Research and development	47,685	48,577	160,042	133,641
Other operating expense	34,013	3,744	46,424	4,196
Operating income	28,425	54,012	119,380	156,812
SNIA environmental liability expense	—	(1,745)	—	(363,815)
Interest expense	(7,952)	(10,863)	(23,419)	(41,080)
Foreign exchange and other income/(expense)	26,301	(7,493)	(3,223)	(332)
Income (loss) before income tax	46,774	33,911	92,738	(248,415)
Income tax expense (benefit)	12,396	7,114	(73,468)	24,921
Loss from equity method investments	(84)	(13)	(1,049)	(41)
Net income (loss)	$34,294	$26,784	$165,157	$(273,377)

Net Revenue
The following table presents net revenue by operating segment and geographic region (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Cardiopulmonary
United States	$80,407	$71,946	11.8%	$222,479	$204,023	9.0%
Europe (1)	57,061	50,052	14.0%	176,324	143,605	22.8%
Rest of World (1)	87,836	81,220	8.1%	256,732	231,182	11.1%
	225,304	203,218	10.9%	655,535	578,810	13.3%
Neuromodulation
United States	130,737	118,390	10.4%	372,693	343,950	8.4%
Europe (1)	16,608	14,521	14.4%	54,814	47,445	15.5%
Rest of World (1)	18,782	16,614	13.0%	57,353	48,693	17.8%
	166,127	149,525	11.1%	484,860	440,088	10.2%
Other revenue (2)	1,717	5,010	(65.7)%	5,598	8,234	(32.0)%
Total Company
United States	211,144	190,447	10.9%	595,172	548,085	8.6%
Europe (1)	73,671	67,683	8.8%	231,140	194,160	19.0%
Rest of World (1)	108,333	99,623	8.7%	319,681	284,887	12.2%
	$393,148	$357,753	9.9%	$1,145,993	$1,027,132	11.6%
(1)“Europe” includes the UK, Germany, France, Italy, the Netherlands, Spain, Belgium, Poland, Sweden, Switzerland, Austria, Norway, Portugal, Finland, and Denmark. Excluding Europe and the U.S., “Rest of World” includes all other countries where LivaNova operates.
(2)“Other revenue” includes rental and site services income not allocated to segments. In addition, for the three and nine months ended September 30, 2025, “Other revenue” includes $3.1 million from a reduction in the reserve associated with the Italian MedTech payback measure related to product sales of previously divested businesses. For additional information, refer to “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
The following table presents segment income (1) (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Cardiopulmonary	$7,578	$24,698	(69.3)%	$65,797	$80,796	(18.6)%
Neuromodulation	62,134	56,185	10.6%	167,223	164,558	1.6%
	$69,712	$80,883	(13.8)%	$233,020	$245,354	(5.0)%
(1)For more details regarding management’s consideration of segment income and a reconciliation of segment income to consolidated income (loss) before income tax, refer to “Note 11. Segment and Geographic Information” in the condensed consolidated financial statements in this Report.
Cardiopulmonary
Cardiopulmonary net revenue for the three and nine months ended September 30, 2026 increased 10.9% to $225.3 million and 13.3% to $655.5 million, respectively, compared to the three and nine months ended September 30, 2025, with growth across all regions, driven by strong consumables demand and Essenz Perfusion System sales, as well as favorable realized price.
Cardiopulmonary segment income for the three and nine months ended September 30, 2026 was $7.6 million and $65.8 million, respectively, compared to segment income of $24.7 million and $80.8 million for the three and nine months ended September 30, 2025, respectively. The decrease in segment income for the three-month comparative period primarily resulted from higher litigation provision expense related to LivaNova’s 3T Heater-Cooler device, partially offset by increased net revenue, as described above. The decrease in segment income for the nine-month comparative period primarily resulted from higher litigation provision expense related to LivaNova’s 3T Heater-Cooler device, partially offset by increased net revenue, as described above, and a $5.8 million benefit from net tariff refunds.

Neuromodulation
Neuromodulation net revenue for the three and nine months ended September 30, 2026 increased 11.1% to $166.1 million and 10.2% to $484.9 million, respectively, compared to the three and nine months ended September 30, 2025, with growth across all regions, driven by higher volume and favorable realized price.
Neuromodulation segment income for the three and nine months ended September 30, 2026 was $62.1 million and $167.2 million, respectively, compared to $56.2 million and $164.6 million for the three and nine months ended September 30, 2025, respectively. The increase in segment income for the three-month comparative period primarily resulted from an increase in net revenue, as described above. The increase in segment income for the nine-month comparative period primarily resulted from an increase in net revenue, as described above, partially offset by a $9.1 million increase in R&D expense associated with the design and development of neurostimulation devices for treating OSA, and $8.3 million of higher expense primarily associated with the ImThera regulatory-based contingent consideration arrangement resulting from achieving PMA from the FDA for the aura6000 System in March 2026.
Cost of Sales and Expenses
The following table presents costs and expenses as a percentage of net revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Point Change	2026	2025	Percentage Point Change
Cost of sales	32.6%	31.6%	1.0	31.7%	31.8%	(0.1)
Selling, general, and administrative	39.4%	38.7%	0.7	39.8%	39.5%	0.3
Research and development	12.1%	13.6%	(1.5)	14.0%	13.0%	1.0
Other operating expense	8.7%	1.0%	7.7	4.1%	0.4%	3.7
Cost of Sales
Cost of sales consists of direct labor, allocated manufacturing overhead, and the acquisition of raw materials and components.
Cost of sales as a percentage of net revenue was 32.6% and 31.7% for the three and nine months ended September 30, 2026, respectively, representing an increase of 1.0 and a decrease of 0.1 percentage points compared to the three and nine months ended September 30, 2025, respectively. The increase in the three-month comparative period was primarily due to the net changes in fair value of the sales-based contingent consideration arrangement associated with the ImThera acquisition. The decrease in the nine-month comparative period was primarily a result of recognizing $7.7 million in tariff refunds.
Selling, General, and Administrative Expense
SG&A expense consists of sales, marketing, general, and administrative activities.
SG&A expense as a percentage of net revenue was 39.4% and 39.8% for the three and nine months ended September 30, 2026, respectively, representing increases of 0.7 and 0.3 percentage points compared to the three and nine months ended September 30, 2025, respectively, primarily driven by increased share-based compensation expense resulting primarily from accelerated recognition of expense for retirement-eligible employees. The nine-month comparative period was partially offset by fixed cost leverage.
Research and Development Expense
R&D expense consists of product design and development efforts, clinical study programs, and regulatory activities.
R&D expense as a percentage of net revenue was 12.1% and 14.0% for the three and nine months ended September 30, 2026, respectively, representing a decrease of 1.5 and an increase of 1.0 percentage points compared to the three and nine months ended September 30, 2025, respectively. The decrease in the three-month comparative period was primarily due to lower expense from the milestone-based contingent consideration arrangement associated with the ImThera acquisition recognized in the comparable period that did not recur in the current period, as well as a decrease in costs associated with the design and development of neurostimulation devices for treating OSA. The increase in the nine-month comparative period was primarily due to a $9.1 million increase in costs associated with the design and development of neurostimulation devices for treating OSA, as well as $7.8 million of higher expense associated with the ImThera regulatory-based contingent consideration arrangement resulting from achieving PMA from the FDA for the aura6000 System in March 2026.

Other Operating Expense
Other operating expense primarily consists of the provision for litigation involving LivaNova’s 3T Heater-Cooler device and the Saluggia site remediation provision.
Other operating expense as a percentage of net revenue was 8.7% and 4.1% for the three and nine months ended September 30, 2026, respectively, representing increases of 7.7 and 3.7 percentage points compared to the three and nine months ended September 30, 2025, respectively, primarily due to increases of $30.3 million and $41.0 million in the amount recorded for the litigation provision related to LivaNova’s 3T Heater-Cooler device for the three- and nine-month comparative periods, respectively.
SNIA Environmental Liability Expense
On March 14, 2025, the Italian Supreme Court issued its decision in response to all of the appeals of the Company and counter-appeals submitted by the Public Administrations. The Italian Supreme Court determined that LivaNova can be held jointly and severally liable for the established liabilities of SNIA at the time of demerger, as well as the environmental liabilities of the demerged company that materialized after the demerger, which are derived from actions performed prior to the demerger. As a result of the decision by the Italian Supreme Court, the Company recorded €333.3 million ($363.8 million) as SNIA environmental liability expense for the nine months ended September 30, 2025. For additional information, refer to “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.
Interest Expense
Interest expense decreased to $8.0 million and $23.4 million for the three and nine months ended September 30, 2026, respectively, compared to $10.9 million and $41.1 million for the three and nine months ended September 30, 2025, respectively, primarily due to repaying the Term Facilities and 2025 Notes. For additional information, refer to “Note 5. Financing Arrangements” in the condensed consolidated financial statements in this Report.
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
Foreign exchange and other income/(expense) was income of $26.3 million and expense of $3.2 million for the three and nine months ended September 30, 2026, respectively, compared to expense of $7.5 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. For additional information, refer to “Note 12. Supplemental Financial Information” in the condensed consolidated financial statements in this Report.
Income Tax Expense
LivaNova’s effective income tax rate for the three and nine months ended September 30, 2026 was 26.5% and (79.2)%, respectively, compared to 21.0% and (10.0)% for the three and nine months ended September 30, 2025, respectively. The changes in the effective tax rates for the three and nine months ended September 30, 2026, compared to the prior year period, were primarily attributable to year-over-year changes in income before income tax in countries with varying statutory tax rates, certain discrete tax items, including the SNIA environmental liability recognized in 2025 and the discrete tax benefit resulting from the Italian tax ruling recognized in 2026 (further described below), and changes in valuation allowances.
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
In May 2026, the Italian tax authority, Agenzia delle Entrate, issued a ruling on the deductibility of the SNIA environmental liability expense, resulting in a discrete tax benefit for the nine months ended September 30, 2026 of €81.8 million ($95.0 million) and an estimated deferred tax asset of €80.0 million ($92.8 million), as of September 30, 2026. LivaNova determined that the Italian deferred tax assets are more likely than not realizable and, accordingly, did not record a valuation allowance.
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
The following table presents selected financial information related to LivaNova’s liquidity (in thousands):

	September 30, 2026	December 31, 2025
Available Short-term Liquidity
Cash and cash equivalents	$563,467	$635,552
Availability under the 2021 First Lien Credit Agreement	225,000	225,000
	$788,467	$860,552
Working Capital
Current assets	$1,082,848	$1,101,613
Current liabilities	740,193	808,072
	$342,655	$293,541
Debt Obligations
Current portion of long-term debt (1)	$190	$30,878
Short-term unsecured borrowing arrangements	3,706	594
Current debt obligations	3,896	31,472
Long-term debt obligations (1)	295,194	345,185
	$299,090	$376,657
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
Cash Flows
The following table presents net cash, cash equivalents, and restricted cash provided by (used in) operating, investing, and financing activities and the net decrease in the balance of cash, cash equivalents, and restricted cash (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating activities	$155,467	$171,943
Investing activities	(69,606)	(42,653)
Financing activities	(153,611)	(222,776)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,335)	16,009
Net decrease in cash, cash equivalents, and restricted cash (1)	$(72,085)	$(77,477)
(1)On March 31, 2025, as a result of the decision by the Italian Supreme Court, the SNIA Litigation Guarantee was terminated, and the restriction on the cash deposit held as collateral was released. For additional information, refer to “Note 6. Commitments and Contingencies” in the condensed consolidated financial statements in this Report.

Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2026 decreased by $16.5 million, compared to the same prior year period, primarily due to higher payments to vendors and suppliers, including increased inventory purchases to support anticipated demand and supply continuity, as well as higher payments to employees, largely offset by customer collections. The decrease also reflects $10.0 million from the June 2026 ImThera regulatory-based milestone payment, partially offset by lower cash interest payments.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2026 increased $27.0 million, compared to the same prior year period, primarily due to an increase in purchases of property, plant, and equipment of $27.8 million, principally related to purchases and development of internal-use software and manufacturing capacity expansion.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2026 decreased $69.2 million, compared to the same prior year period, primarily due to a decrease of $120.9 million in repayments of long-term debt obligations, partially offset by $50.4 million from the June 2026 payment satisfying the ImThera regulatory-based contingent consideration liability.
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
Applicable SEC rules require an evaluation of the effectiveness of the Company’s disclosure controls and procedures. LivaNova’s management, under the supervision and with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, LivaNova’s CEO and CFO concluded that, as of September 30, 2026, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
The Company is undergoing a multi-year global implementation and upgrade of its ERP system to SAP S/4HANA. In connection with this implementation and upgrade, certain processes and internal controls over financial reporting have been modified to align with the processes and functionality of the new ERP system.
Except for the changes described above, there were no changes in LivaNova’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, LivaNova’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act), except as follows:
On August 10, 2026, Alex Shvartsburg, Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Shvartsburg’s plan provides for the sale of up to 10,000 shares of LivaNova’s ordinary shares to be made in accordance with the prices and instructions set forth in the plan. The plan terminates on the earlier of the date on which all the shares under the plan are sold or August 11, 2027.
Disclosure Pursuant to Section 13(r) of the Exchange Act of 1934
Section 13(r) of the Exchange Act requires issuers to disclose in quarterly reports, among other things, certain types of dealings with Iran and other entities, including transactions or dealings with government-owned entities, even when those activities are lawful and do not involve U.S. persons. Two of LivaNova’s non-U.S. subsidiaries currently sell medical devices, including cardiopulmonary and neuromodulation products, to distributors and a non-governmental organization in Iran to support patient care in that country. LivaNova has limited visibility into the identity of the customers of these distributors and the non-governmental organization in Iran. It is possible that their customers include entities, such as government-owned hospitals or sub-distributors, that are owned or controlled directly or indirectly by the Iranian government. However, to the best of its knowledge at this time, LivaNova does not have any contracts or commercial arrangements with the Iranian government or other relevant entities.
LivaNova’s gross revenue and net profits attributable to the above-mentioned Iranian activities were $1.9 million and $0.7 million for the three months ended September 30, 2026, respectively, and $5.3 million and $2.4 million for the nine months ended September 30, 2026, respectively.
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
101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVANOVA PLC

Date: November 4, 2026	By:	/s/ VLADIMIR MAKATSARIA
Vladimir Makatsaria
Chief Executive Officer
(Principal Executive Officer)

LIVANOVA PLC

Date: November 4, 2026	By:	/s/ ALEX SHVARTSBURG
Alex Shvartsburg
Chief Financial Officer
(Principal Accounting and Financial Officer)